Form 10-Q
period 2021-03-31
Ouster, Inc.
filed 2021-05-14
CIK 1816581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
Commission File Number: 001-39463
_______________________
Ouster, Inc.
(Exact name of registrant as specified in its charter)
_______________________

Delaware	86-2528989
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
350 Treat Avenue
San Francisco, California 94110
(Address of principal executive offices) (Zip Code)
(415) 949-0108
(Registrant’s telephone number, including area code)
N/A
(Former name, former address, and former fiscal year, if changed since last report)
_______________________

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	OUST	New York Stock Exchange
Warrants to purchase common stock	OUST WS	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of May 13, 2021, the registrant had 161,449,205 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential acquisitions, market growth and trends, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including Ouster’s limited operating history and history of losses; the negotiating power and product standards of its customers; fluctuations in its operating results; cancellation or postponement of contracts or unsuccessful implementations; the adoption of its products and the growth of the lidar market generally; its ability to grow its sales and marketing organization; substantial research and development costs needed to develop and commercialize new products; the competitive environment in which it operates; selection of our products for inclusion in target markets; its future capital needs; its ability to use tax attributes; its dependence on key third party suppliers, in particular Benchmark Electronics, Inc., and manufacturers; ability to maintain inventory and the risk of inventory write-downs; inaccurate forecasts of market growth; its ability to manage growth; the creditworthiness of our customers; risks related to acquisitions; risks related to international operations; risks of product delivery problems or defects; costs associated with product warranties; its ability to maintain competitive average selling prices or high sales volumes or reduce product costs; conditions in its customers industries; its ability to recruit and retain key personnel; its use of professional employer organizations; its ability to adequately protect and enforce its intellectual property rights; its ability to effectively respond to evolving regulations and standards; risks related to operating as a public company; risks related to the COVID-19 pandemic; and risks related to certain of our warrants being accounted for as liabilities. Other risk factors include the important factors described in the section titled “Risk Factors” in the final prospectus and definitive proxy statement, dated February 12, 2021 (the “Proxy Statement/Prospectus”), as updated by the risk factors disclosed in the section titled “Risk Factors” in our Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2021 and March 15, 2021, respectively, and as further updated in this Quarterly Report on Form 10-Q under Part II. Item 1A. “Risk Factors,” and in our other filings with the SEC, that may cause our actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.

Any forward-looking statements made herein speak only as of the date of this Quarterly Report on Form 10-Q, and you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or achievements reflected in the forward-looking statements will be achieved or occur. Except as required by applicable law, we undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or revised expectations.

GENERAL

Unless the context otherwise indicates, references in this Quarterly Report on Form 10-Q to the terms “Ouster,” “the Company,” “we,” “our” and “us” refer to Ouster, Inc.

We may announce material business and financial information to our investors using our investor relations website at https://investors.ouster.com/overview. We therefore encourage investors and others interested in Ouster to review the information that we make available on our website, in addition to following our filings with the SEC, webcasts, press releases and conference calls.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OUSTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$257,165	$11,362
Restricted cash, current	276	276
Accounts receivable, net	2,467	2,327
Inventory, net	5,293	4,817
Prepaid expenses and other current assets	4,097	2,441
Total current assets	269,298	21,223
Property and equipment, net	9,101	9,731
Operating lease, right-of-use assets	10,551	11,071
Restricted cash, non-current	1,004	1,004
Other non-current assets	62	3,385
Total assets	$290,016	$46,414
Liabilities, redeemable convertible preferred stock and stockholders’ equity / (deficit)
Current liabilities:
Accounts payable	$3,933	$6,894
Accrued and other current liabilities	4,645	4,121
Short-term debt	—	7,130
Operating lease liability, current portion	2,833	2,772
Total current liabilities	11,411	20,917
Operating lease liability, long-term portion	11,169	11,908
Warrant liabilities (At March 31, 2021 and December 31, 2020 related party $5,154 and Nil, respectively)	14,725	49,293
Other non-current liabilities	956	978
Total liabilities	38,261	83,096
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.0001 par value per share; Nil and 131,411,372 shares authorized at March 31, 2021 and December 31, 2020; Nil and 88,434,754 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively (aggregate liquidation preference of Nil and $41,791 at March 31, 2021 and December 31, 2020, respectively)	—	39,225
Stockholders’ equity / (deficit):
Common stock, $0.0001 par value; 1,000,000,000 and 210,956,516 shares authorized at March 31, 2021 and December 31, 2020, respectively; 161,449,205 and 33,327,294 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	16	—
Preferred stock, $0.0001 par value; 100,000,000 and Nil shares authorized at March 31, 2021 and December 31, 2020, respectively; Nil and Nil issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	482,071	133,468
Accumulated deficit	(230,332)	(209,375)
Total stockholders’ equity / (deficit)	251,755	(75,907)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity / (deficit)	$290,016	$46,414

The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Product revenue	$6,611	$2,300
Cost of product revenue	4,868	4,216
Gross profit (loss)	1,743	(1,916)
Operating expenses:
Research and development	4,712	4,474
Sales and marketing	3,426	2,226
General and administrative	9,907	3,666
Total operating expenses	18,045	10,366
Loss from operations	(16,302)	(12,282)
Other (expense) income:
Interest income	1	22
Interest expense	(504)	(1,277)
Other income (expense), net	(4,152)	(5,156)
Total other expense, net	(4,655)	(6,411)
Loss before income taxes	(20,957)	(18,693)
Provision for income tax expense	—	—
Net loss and comprehensive loss	$(20,957)	$(18,693)
Net loss per common share, basic and diluted	$(0.38)	$(2.41)
Weighted-average shares used to compute basic and diluted net loss per share	55,688,281	7,767,169
The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(unaudited)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in- Capital	Notes receivable from stockholders	Accumulated Deficit	Total Stockholders’ Deficit
	Shares (1)	Amount	Shares (1)	Amount
Balance — December 31, 2020	88,434,754	$39,225	33,327,294	$—	$133,468	$—	$(209,375)	$(75,907)
Issuance of common stock upon exercise of stock options	—	—	727,114	1	189	—	—	190
Repurchase of common stock	—	—	(220,561)	—	(43)	—	—	(43)
Issuance of redeemable convertible preferred stock upon exercise of warrants	4,232,947	58,097	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock	(92,667,701)	(97,322)	92,667,701	12	97,322	—	—	97,334
Issuance of common stock upon merger and private offering, net of acquired private placement warrants of $19,377	—	—	34,947,657	3	272,061	—	—	272,064
Offering costs in connection with the merger	—	—	—	—	(26,620)	—	—	(26,620)
Vesting of early exercised stock options	—	—	—	—	438	—	—	438
Stock-based compensation expense	—	—	—	—	5,256	—	—	5,256
Net loss	—	—	—	—	—	—	(20,957)	(20,957)
Balance — March 31, 2021	—	$—	161,449,205	$16	$482,071	$—	$(230,332)	$251,755

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in- Capital	Notes receivable from stockholders	Accumulated Deficit	Total Stockholders’ Deficit
	Shares (1)	Amount	Shares (1)	Amount
Balance — December 31, 2019	4,384,348	$40,016	7,902,407	$—	$2,320	$(44)	$(102,595)	$(100,319)
Issuance of common stock upon exercise of stock options	—	—	423	—	2	—	—	2
Reclassification of notes receivable from stockholders	—	—	—	—	—	44	—	44
Vesting of early exercised stock options	—	—	—	—	12	—	—	12
Stock-based compensation expense	—	—	—	—	175	—	—	175
Net loss	—	—	—	—	—	—	(18,693)	(18,693)
Balance — March 31, 2020	4,384,348	$40,016	7,902,830	$—	$2,509	$—	$(121,288)	$(118,779)
(1) The shares of the Company’s common and redeemable convertible preferred stock, prior to the Merger (as defined in Note 1), have been retroactively restated as shares reflecting the exchange ratio of approximately 0.703 established in the Merger as described in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,957)	$(18,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,095	822
Stock-based compensation	5,256	175
Change in right-of-use asset	520	436
Interest expense on notes and convertible debt	36	905
Amortization of debt issuance costs and debt discount	250	94
Change in fair value of warrant liabilities	4,152	—
Change in fair value of derivative liability	—	5,308
Inventory obsolescence impairment	—	1,483
Changes in operating assets and liabilities:
Accounts receivable	(140)	(463)
Inventory	(476)	(2,980)
Prepaid expenses and other assets	(1,202)	(27)
Accounts payable	(1)	590
Accrued and other liabilities	(254)	351
Operating lease liability	(678)	165
Net cash used in operating activities	(12,399)	(11,834)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(597)	(1,393)
Net cash used in investing activities	(597)	(1,393)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the merger and private offering	291,454	—
Payment of offering costs	(26,116)	—
Repayment of debt	(7,000)	—
Proceeds from issuance of promissory notes to related parties	5,000	—
Repayment of promissory notes to related parties	(5,000)	—
Repurchase of common stock	(43)	—
Proceeds from exercise of stock options	504	2
Net cash provided by financing activities	258,799	2
Net increase (decrease) in cash, cash equivalents and restricted cash	245,803	(13,225)
Cash, cash equivalents and restricted cash at beginning of period	12,642	18,405
Cash, cash equivalents and restricted cash at end of period	$258,445	$5,180
SUPPLEMENTAL DISCLOSURES OF OPERATING ACTIVITIES:
Cash paid for interest	$635	$278
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accrued liabilities	$100	$244
Private placement warrants acquired as part of the merger	$19,377	$—
Issuance of redeemable convertible preferred stock upon exercise of warrants	$58,097	$—
Conversion of redeemable convertible preferred stock to common stock	$97,322	$—
Offering costs not yet paid	$504	$—
Reclassification of common stock on exercise of stock options with notes receivable from stockholders	$—	$44

Reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets as of March 31,

	2021	2020
Cash and cash equivalents	$257,165	$3,624
Restricted cash, current	276	276
Restricted cash, non-current	1,004	1,280
Total cash, cash equivalents and restricted cash	$258,445	$5,180
The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 – Description of Business and Basis of Presentation
Description of Business
Ouster, Inc. was incorporated in the state of Delaware on June 4, 2020. The Company’s operating subsidiary, Ouster Technologies, Inc. (“OTI” and prior to the Merger (as defined below), named Ouster, Inc.), was incorporated in the state of Delaware on June 30, 2015. The Company is a leading provider of high-resolution digital lidar sensors that offer advanced 3D vision to machinery, vehicles, robots, and fixed infrastructure assets, allowing each to understand and visualize the surrounding world and ultimately enabling safe operation and ubiquitous autonomy. Unless the context otherwise requires, references in this subsection to “the Company” refer to the business and operations of OTI (formerly known as Ouster, Inc.) and its consolidated subsidiaries prior to the Merger (as defined below) and to Ouster, Inc. (formerly known as Colonnade Acquisition Corp.) and its consolidated subsidiaries following the consummation of the Merger.
Colonnade Acquisition Corp. (“CLA”), the Company’s predecessor, was originally a blank check company incorporated as a Cayman Islands exempted company on June 4, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On March 11, 2021, CLA consummated a merger with the Company pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated as of December 21, 2020, details of which are included below.
Basis of Presentation and Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries (all of which are wholly owned) and have been prepared in conformity with U.S. generally accepted accounting principles (“US GAAP”) applicable to interim periods. The functional currency for the Company is the United States dollar. All intercompany balances and transactions have been eliminated in consolidation.
The unaudited condensed consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results of operations for the periods shown. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020 and the notes related thereto, included as Exhibit 99.1 to the Form 8-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2021. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. The results of operations for any interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future years or interim periods.
Liquidity
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. The Company has experienced recurring losses from operations, and negative cash flows from operations. As of March 31, 2021, the Company had an accumulated deficit of approximately $230 million. The Company has historically financed its operations primarily through the Merger and related transactions, the sale of convertible notes, equity securities, proceeds from debt and, to a lesser extent, cash received from sales. Management expects significant operating losses and negative cash flows from operations to continue for the foreseeable future. The Company expects to continue investing in product development and sales and marketing activities. The long-term continuation of the Company’s business plan is dependent upon the generation of sufficient revenues from its products to offset expenses. In the event that the Company does not generate sufficient cash flows from operations and is unable to obtain funding, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs or ability to continue operations. The Company has concluded that its cash and cash equivalents as of March 31, 2021 are sufficient for the Company to continue as a going concern for at least one year from the date these unaudited condensed consolidated financial statements are available for issuance.

Merger Agreement with Colonnade Acquisition Corp. and Beam Merger Sub, Inc.
On December 21, 2020, OTI entered into the Merger Agreement with CLA and Beam Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and subsidiary of CLA. OTI’s board of directors unanimously approved OTI’s entry into the Merger Agreement, and on March 11, 2021, the transactions contemplated by the Merger Agreement were consummated. Pursuant to the terms of the Merger Agreement, (i) CLA domesticated as a corporation incorporated under the laws of the State of Delaware and changed its name to “Ouster, Inc.” and (ii) Merger Sub merged with and into OTI (such transactions contemplated by the Merger Agreement, the “Merger”), with OTI surviving the Merger.
As a result of the Merger, among other things, (1) each of the then issued and outstanding 5,000,000 CLA Class B ordinary shares, par value $0.0001 per share, of CLA (the “CLA Class B ordinary shares”) converted automatically, on a one-for-one basis, into a CLA Class A ordinary share (as defined below), (2) immediately following the conversion described in clause (1), each of the then issued and outstanding 25,000,000 Class A ordinary shares, par value $0.0001 per share, of CLA (the “CLA Class A ordinary shares”), converted automatically, on a one-for-one basis, into a share of common stock, par value $0.0001 per share, of Ouster (the “Ouster common stock”), (3) each of the then issued and outstanding 10,000,000 redeemable warrants of CLA (the “CLA warrants”) converted automatically into a redeemable warrant to purchase one share of Ouster common stock (the “Public warrants”) pursuant to the Warrant Agreement, dated August 20, 2020 (the “Warrant Agreement”), between CLA and Continental Stock Transfer & Trust Company (“Continental”), as warrant agent, and (4) each of the then issued and outstanding units of CLA that had not been previously separated into the underlying CLA Class A ordinary shares and underlying CLA warrants upon the request of the holder thereof (the “CLA units”), were cancelled and entitled the holder thereof to one share of Ouster common stock and one-half of one Public warrant, and (5) each of the then issued and outstanding 6,000,000 private placement warrants of CLA (the “Private Placement warrants”) converted automatically into a Public warrant pursuant to the Warrant Agreement. No fractional Public warrants were issued upon separation of the CLA units.
Immediately prior to the effective time of the Merger, (1) each share of OTI’s Series B Preferred Stock, par value $0.00001 per share (the “OTI Preferred Stock”), converted into one share of common stock, par value $0.00001 per share, of OTI (the “OTI common stock” and, together with OTI Preferred Stock, the “OTI Capital Stock”) (such conversion, the “OTI Preferred Conversion”) and (2) all of the outstanding warrants to purchase shares of OTI Capital Stock were exercised in full or terminated in accordance with their respective terms (the “OTI Warrant Settlement”).
As a result of and upon the closing of the Merger, among other things, all shares of OTI Capital Stock (after giving effect to the OTI Warrant Settlement) outstanding immediately prior to the closing of the Merger together with shares of OTI common stock reserved in respect of options to purchase shares of OTI common stock and restricted shares of OTI common stock (together, the “OTI Awards”) outstanding immediately prior to the closing of the Merger that were converted into awards based on Ouster common stock, were cancelled in exchange for the right to receive, or the reservation of, an aggregate of 150,000,000 shares of Ouster common stock (at a deemed value of $10.00 per share), which, in the case of OTI Awards, were shares underlying awards based on Ouster common stock, representing a fully-diluted pre-transaction. Upon closing of the Merger, the Company received gross proceeds of $299.9 million from the Merger and private offering, offset by $8.5 million of pre-merger costs relating to CLA and offerings costs of $26.6 million.
The Merger was accounted for as a reverse recapitalization under generally accepted accounting principles (“GAAP”). Under this method of accounting, CLA is treated as the “acquired” company for financial reporting purposes. This determination is primarily based on OTI stockholders comprising a relative majority of the voting power of the Company and having the ability to nominate the members of the board of directors of the Company after the Merger, OTI’s operations prior to the Merger comprising the only ongoing operations of the Company following the Merger, and OTI’s senior management prior to the Merger comprising a majority of the senior management of the Company following the Merger. Accordingly, for accounting purposes, the financial statements of the Company represent a continuation of the financial statements of OTI with the Merger being treated as the equivalent of OTI issuing stock for the net assets of CLA, accompanied by a recapitalization whereby no goodwill or other intangible assets are recorded. Transactions and balances prior to the Merger are those of OTI. The shares and net loss per share available to holders of OTI’s common stock prior to the Merger have been retroactively restated as shares reflecting the exchange ratio established in the Merger Agreement.
PIPE Investment
On December 21, 2020, concurrently with the execution of the Merger Agreement, CLA entered into subscription agreements with certain institutional and accredited investors (collectively, the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase, in the aggregate, 10,000,000 shares of Ouster common stock at $10.00 per share for an aggregate commitment amount of $100,000,000 (the “PIPE Investment”), a portion of which was funded by certain affiliates of

Colonnade Sponsor LLC, CLA’s sponsor (the “Sponsor”). The PIPE Investment was consummated substantially concurrently with the closing of the Merger.
Note 2 – Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Items subject to such estimates and assumptions include, but are not limited to, the useful lives of long-lived assets, revenue recognition, sales return reserve, allowances for inventory valuation, the realizability of deferred tax assets, the measurement of stock-based compensation, and the valuation of the Company’s various financial instruments (including preferred stock and warrants). The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates these assumptions, judgments and estimates. Actual results may differ from these estimates.
The Company is not aware of any specific event or circumstances that would require an update to estimates, judgments or assumptions or a revision to the carrying value of the Company’s assets or liabilities as of the date these financial statements were available to be issued. These estimates, judgments and assumptions may change in the future, as new events occur, or additional information is obtained.
Impact of the COVID-19 Pandemic
The Company has been actively monitoring the COVID-19 situation and its impact on the Company’s business. In response to the pandemic, numerous state and local jurisdictions have imposed “shelter-in-place” orders, quarantines and other restrictions. In the United States, governmental authorities have recommended, and in certain cases required, that elective, specialty and other procedures and appointments, be suspended or canceled. Similarly, in March and December 2020, the governor of California, where the Company’s headquarters are located, issued “stay at home” orders limiting non-essential activities, travel and business operations. Such orders or restrictions have resulted in reduced operations at the Company’s headquarters (including its manufacturing facility), work stoppages, slowdowns and delays, travel restrictions and cancellation of events and have restricted the efforts of the Company’s sales representatives, thereby significantly and negatively impacting the Company’s operations.
The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. The situation surrounding COVID-19 remains fluid and the potential for a material impact on the Company increases the longer the virus impacts the level of economic activity in the United States and globally.
Foreign Currencies
The functional currency of the Company and its subsidiaries is the U.S. dollar. Accordingly, non-U.S. dollar denominated monetary assets and liabilities are re-measured into U.S. dollars at the exchange rates in effect at the reporting date, non-monetary assets and liabilities are recorded at historical rates, and revenue and expenses are recorded at average exchange rates in effect during each reporting period. Foreign currency transaction gains and losses are recorded in other income (expense), net in the unaudited condensed consolidated statements of operations and comprehensive loss.
Net loss per common share
The Company follows the two-class method when computing net loss per common share. The two-class method determines net loss per common share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.
Basic net loss per common share attributable to common stockholders is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per common share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of common stock equivalents.
The Company’s redeemable convertible preferred stock contractually entitled the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three months ended March 31, 2021 and 2020.
Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive income (loss). The Company has no components of other comprehensive loss. Therefore, net loss equals comprehensive loss for all periods presented and, accordingly, the Consolidated Statements of Comprehensive Loss is not presented in a separate statement.
Segment Information
The Company operates as one reportable and operating segment, which relates to the sale of lidar sensor kits. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.
Revenue Recognition
In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products or services. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these products or services. To achieve the core principle of this standard, the Company performs the following five steps:
1) Identify the contract with a customer
The Company considers the terms and conditions of revenue contracts and its customary business practices in identifying contracts under ASC 606. It is determined that a contract with a customer exists when the contract is approved, each party’s rights regarding the product or services to be transferred and the payment terms for the product or services can be identified, it is determined that the customer has the ability and intent to pay and the contract has commercial substance. The Company applies judgement in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.
2) Identify the performance obligations in the contract
Performance obligations promised in a contract are identified based on the product or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the product or service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the product or services is separately identifiable from other promises in the contract. The Company’s performance obligations consist of (i) sale of lidar sensor kits and (ii) product development and validation services.
3) Determine the transaction price
The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring product or services to the customer. Variable consideration is included in the transaction price if the Company judges that it is probable that a significant future reversal of cumulative revenue under the contract will not occur. The Company does not have a material amount of variable consideration in its agreements with customers. None of the Company’s contracts contain a significant financing component. All taxes assessed by a governmental authority on a specific revenue-producing transaction collected by the Company from a customer are excluded from the transaction price.

4) Allocate the transaction price to performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”). In each of the three months ended March 31, 2021 and 2020, the Company did not have a material volume of contracts that required the allocation of transaction price to multiple performance obligations.
5) Recognize revenue when or as the Company satisfies a performance obligation
Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised product or service to a customer. Revenue is recognized when control of products or services is transferred to customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those products or services. The Company generates all of its revenue from contracts with customers and applies judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition.
Nature of Products and Services and Revenue Recognition
The majority of the Company’s revenue comes from product sales of lidar sensor kits to customers. Revenue is recognized at a point in time when control of the goods is transferred to the customer, generally occurring upon shipment. Product sales to certain customers may require customer acceptance due to performance acceptance criteria that is considered more than a formality. For these product sales, revenue is recognized upon the expiration of the customer acceptance period. Amounts billed to customers related to shipping and handling are classified as revenue, and the Company has elected to recognize the cost of shipping activities that occur after control has transferred to the customer as a fulfillment cost rather than a separate performance obligation. All related shipping costs are accrued and recognized within cost of revenue when the related revenue is recognized. Taxes collected from customers and remitted to governmental authorities are excluded from revenue on the net basis of accounting. Accounts receivable are due under normal trade terms, typically three months or less. Revenue from sale of lidar sensor kits, which are recognized at a point in time, was approximately $6.6 million and $2.3 million in the three months ended March 31, 2021 and 2020, respectively.
Arrangements with Multiple Performance Obligations
When a contract involves multiple performance obligations, the Company accounts for individual performance obligation separately if the customer can benefit from the performance obligation on its own or with other resources that are readily available to the customer and the performance obligation is separately identifiable from other promises in the arrangement. The consideration is allocated between separate performance obligations in proportion to their estimated standalone selling price. The standalone selling price reflects the price the Company would charge for a specific performance obligation if it were sold separately in similar circumstances and to similar customers.
The Company provides standard product warranties for a term of typically two years to ensure that its lidar sensors comply with agreed-upon specifications. Standard warranties are considered to be assurance type warranties and are not accounted for as separate performance obligations.
Costs to obtain a contract
The Company expenses the incremental costs of obtaining a contract when incurred because the amortization period for these costs would be less than one year. These costs primarily relate to sales commissions and are expensed as incurred in sales and marketing expense in the Company’s consolidated statements of operations and comprehensive loss. The expense was $0.3 million for the three months ended March 31, 2021. No commission plan was in place and no expense was recognized for the three months ended March 31, 2020.
Right of return
The Company’s general terms and conditions for its contracts do not contain a right of return that allows the customer to return products and receive a credit, however it has in practice permitted returns of its sensor kits in limited circumstances up to six months after purchase. Allowances for sales returns, which reduce revenue, are estimated using historical experience and were immaterial as of March 31, 2021 and December 31, 2020. Actual returns in subsequent periods have been consistent with estimated amounts.

Remaining performance obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the customer is not committed. The customer is not considered committed where they are able to terminate for convenience without payment of a substantive penalty under the contract. Additionally, as a practical expedient, the Company has not disclosed the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.
Significant financing component
In certain arrangements, the Company receives payment from a customer either before or after the performance obligation has been satisfied. The expected timing difference between the payment and satisfaction of performance obligations for the vast majority of the Company’s contracts is one year or less; therefore, the Company applies a practical expedient and does not consider the effects of the time value of money. The Company’s contracts with customer prepayment terms do not include a significant financing component because the primary purpose is not to receive financing from the customers.
Contract modifications
The Company may modify contracts to offer customers additional products or services. Each of the additional products and services are generally considered distinct from those products or services transferred to the customer before the modification. The Company evaluates whether the contract price for the additional products and services reflects the standalone selling price as adjusted for facts and circumstances applicable to that contract. In these cases, the Company accounts for the additional products or services as a separate contract. In other cases where the pricing in the modification does not reflect the standalone selling price as adjusted for facts and circumstances applicable to that contract, the Company accounts for the additional products or services as part of the existing contract primarily on a prospective basis.
Judgments and estimates
Accounting for contracts recognized over time under ASC 606 involves the use of various techniques to estimate total contract revenue and costs. Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. The Company reviews and updates its contract-related estimates regularly, and records adjustments as needed. For those performance obligations for which revenue is recognized using a cost-to- cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made.
Contract assets
The Company had no contract assets as of March 31, 2021 or December 31, 2020.
Disaggregation of Revenues
The following table presents total revenues by geographic area based on the location products were shipped to and services provided (in thousands):

	Three Months Ended March 31,
	2021	2020
United States	$1,858	$1,274
Americas, excluding United States	366	71
Europe, Middle East and Africa	3,133	581
Asia and Pacific	1,254	374
Total	$6,611	$2,300
Restricted Cash
Restricted cash consists of certificates of deposit held by a bank as security for outstanding letters of credit. The Company had a restricted cash balance of $1.3 million and $1.3 million as of March 31, 2021 and December 31, 2020, respectively, which has been excluded from the Company’s cash and cash equivalents balances. The Company presented $0.3 million of the total amount of restricted cash within current assets on the condensed consolidated balance sheets as of March 31, 2021 and

December 31, 2020. The remaining restricted cash balance of $1.0 million and $1.0 million is included in non-current assets on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively.
Concentrations of credit risk
Financial instruments that potentially subject the Company to credit risk consist primarily of cash, cash equivalents, and restricted cash, and accounts receivable. Cash, cash equivalents and restricted cash are deposited with federally insured commercial banks in the United States and at times cash balances may be in excess of federal insurance limits. The Company generally does not require collateral or other security deposits for accounts receivable.
To reduce credit risk, the Company considers customer creditworthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms when determining the collectability of specific customer accounts. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable was as follows:

	March 31, 2021	December 31, 2020
Customer A	14%	13%
Customer B	*	23%
* Customer accounted for less than 10% of total accounts receivable in the period.
Revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	March 31, 2021	March 31, 2020
Customer B	*	12%
Customer C	28%	*
Customer D	*	18%
* Customer accounted for less than 10% of total revenue in the period.
Concentrations of supplier risk
One supplier accounted for approximately 17% of total purchases during the three months ended March 31, 2021 and accounted for 48% of total accounts payable as of March 31, 2021. One supplier accounted for approximately 11% of total purchases during the three months ended March 31, 2020 and accounted for 23% of total accounts payable balance as of December 31, 2020.
Recently Issued Accounting Pronouncements not yet adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), to introduce a new impairment model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses (“ECL”). Under the new model, an entity is required to estimate ECL on available-for-sale (AFS) debt securities only when the fair value is below the amortized cost of the asset and is no longer based on an impairment being “other-than-temporary”. The new model also requires the impairment calculation on an individual security level and requires an entity to use the present value of cash flows when estimating the ECL. The credit-related losses are required to be recognized through earnings and non-credit related losses are reported in other comprehensive income. The ASU will be effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. The new guidance will require modified retrospective application to all outstanding instruments, with a cumulative effect adjustment recorded to opening retained earnings as of the beginning of the first period in which the guidance becomes effective. The Company does not believe the adoption of this new guidance will have a material impact on its unaudited condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU is effective for the Company for fiscal years beginning after December 15, 2020 and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the effect of the guidance on its unaudited condensed consolidated financial statements and disclosures.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and by improving consistent application of other areas of Topic 740. The new standard is effective for the Company for annual periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the effect of the guidance on its condensed consolidated financial statements and disclosures.
In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06). ASU 2020-06 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU also simplify the guidance in ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The new standard is effective for the Company for annual periods beginning December 15, 2023 and can be early adopted at the beginning of an annual period. The Company is currently evaluating the impact of the adoption of this ASU on the Company’s condensed consolidated financial statements.
Note 3. Fair Value of Financial Instruments
The Company applies the fair value measurement accounting standard whenever other accounting pronouncements require or permit fair value measurements. Fair value is defined in the accounting standard as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:
•Level 1 - Quoted prices for identical instruments in active markets.
•Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•Level 3 - Instruments whose significant value drivers are unobservable.
On March 31, 2021, the Company’s Level 3 liabilities consisted of the Private Placement warrant liability. The determination of the fair value of warrant liability is discussed in Note 6.
On December 31, 2020, the Company’s Level 3 liabilities consisted of the redeemable convertible preferred stock warrant liability. The determination of the fair value of warrant liability is discussed in Note 6.

The following table provides information by level for the Company’s assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$6,493	$—	$—	$6,493
Total financial assets	$6,493	$—	$—	$6,493
Liabilities
Warrant liabilities	$—	$—	$14,725	$14,725
Total financial liabilities	$—	$—	$14,725	$14,725

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$10,493	$—	$—	$10,493
Total financial assets	$10,493	$—	$—	$10,493
Liabilities
Warrant liabilities	$—	$—	$49,293	$49,293
Total financial liabilities	$—	$—	$49,293	$49,293
Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices.
The fair value of the Private Placement warrant and redeemable convertible preferred stock warrant liabilities is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the warrant liabilities, the Company used the Black-Scholes option pricing model to estimate the fair value using unobservable inputs including the expected term, expected volatility, risk-free interest rate and dividend yield (see Note 6).
The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

	Redeemable Convertible Preferred Stock Warrant Liability	Private Placement Warrant Liability	Derivative Liability
Fair value as of January 1, 2020	$(162)	$—	$—
Change in the fair value included in other income (expense), net	—	—	(5,308)
Fair value as of March 31, 2020	(162)	—	(5,308)

	Redeemable Convertible Preferred Stock Warrant Liability	Private Placement Warrant Liability	Derivative Liability
Fair value as of January 1, 2021	(49,293)	—	—
Private placement warrant liability acquired as part of the merger	—	(19,377)	—
Change in the fair value included in other income (expense), net	(8,804)	4,652	—
Issuance of preferred stock upon exercise of warrants	58,097	—	—
Fair value as of March 31, 2021	$—	$(14,725)	$—
Disclosure of Fair Values
Our financial instruments that are not re-measured at fair value include accounts receivable, accounts payable, accrued and other current liabilities, convertible notes and debt. The carrying values of these financial instruments approximate their fair values.

Note 4. Balance Sheet Components
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Cash	$250,672	$869
Cash equivalents:
Money market funds	6,493	10,493
Total cash and cash equivalents	$257,165	$11,362
Inventory
Inventory, consisting of material, direct and indirect labor, and manufacturing overhead, consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$1,965	$1,376
Work in process	1,283	1,249
Finished goods	2,045	2,192
Total inventory	$5,293	$4,817
Total inventory balance as of March 31, 2021 and December 31, 2020 includes a write down of $2.2 million and $2.7 million, respectively, for obsolete, scrap, or returned inventory. During the three months ended March 31, 2021 and 2020, $0 and $1.5 million of inventory write offs were charged to cost of revenue.
Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Prepaid insurance	$1,920	$206
Prepaid expenses	893	694
Receivable from contract manufacturer	1,241	1,521
Security deposit	43	20
Total prepaid and other current assets	$4,097	$2,441

Property and Equipment, net
Property and equipment consists of the following (in thousands):

	Estimated Useful Life (in years)	March 31, 2021	December 31, 2020
Machinery and equipment	3	$5,519	$5,084
Computer equipment	3	483	456
Automotive and vehicle hardware	5	93	93
Software	3	104	104
Furniture and fixtures	7	721	721
Leasehold improvements	Shorter of useful life or lease term	9,265	9,265
		16,185	15,723
Less: Accumulated depreciation		(7,084)	(5,992)
Property and equipment, net		$9,101	$9,731
Depreciation expense associated with property and equipment was $1.1 million and $0.8 million in the three months ended March 31, 2021 and 2020, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Customer deposits	48	71
Accrued compensation	1,802	1,618
Uninvoiced receipts	2,007	1,947
Other	788	485
Total accrued and other current liabilities	$4,645	$4,121
Note 5. Debt
Runway Growth Loan Agreement
On November 27, 2018, the Company entered into a Loan and Security Agreement with Runway Growth Credit Fund Inc. (“Runway Loan and Security Agreement”). The Runway Loan and Security Agreement provided for loans in an aggregate principal amount up to $10.0 million with a loan maturity date of November 15, 2021. The loan carried an interest rate equal to LIBOR plus 8.5%, unless LIBOR becomes no longer attainable or ceases to fairly reflect the costs of the lender, in which case the applicable interest rate shall be Prime Rate plus 6.0%. In an event of default, annual interest is increased by 5.0% above the otherwise applicable rate. The loan’s annual effective interest rate was approximately 16.4% for each of the three months ended March 31, 2021 and 2020.
In conjunction with the Runway Loan and Security Agreement, the Company issued a warrant to purchase 35,348 shares of Series A redeemable convertible preferred stock (the “Series A Preferred Stock”) of the Company (4.0% of original principal amount of $10.0 million, divided by the exercise price), with an exercise price of $11.3518 per share. The fair value of this warrant was estimated to be $0.1 million and accounted for as a debt discount. On August 5, 2019, in connection with the second amendment to the Runway Loan and Security Agreement, the Company amended the warrant issued to Runway Growth to increase the number of shares available to purchase to 53,023 shares of Series A Preferred Stock of the Company. The aggregate value of the warrants increased by $0.1 million after the warrant modification.
The warrants were exercised on March 11, 2021 and the warrant liability was remeasured to fair value with the increase recognized as a loss of $0.6 million for the three months ended March 31, 2021 within other income (expense), net in the consolidated statements of operations and comprehensive loss. The warrant liability was remeasured to fair value as of March 31, 2020 and the reduction was recognized as a gain of $0.2 million.

On March 26, 2021 the Company terminated the Runway Loan and Security Agreement and repaid the $7.0 million principal amount outstanding as well as interest and fees amounting to $0.4 million. The Company incurred no prepayment fees in connection with the termination and all liens and security interests securing the loan made pursuant to the Runway Loan and Security Agreement were released upon termination. As of March 31, 2021 and December 31, 2020, the outstanding principal balance of the loan was nil and $7.0 million, respectively.
Promissory notes
The Company issued a $5 million promissory note in January 2021 to certain current investors of the Company (or their respective affiliates) to help continue to fund the Company’s ongoing operations through the consummation of the Merger. The note accrued interest at a rate equal to LIBOR plus 8.5% per annum and was repaid on March 11, 2021 in accordance with its terms in connection with the consummation of the Merger.
Note 6. Warrants
Series A and B Redeemable Convertible Preferred Stock Warrants
On November 27, 2018, in connection with the execution of the Runway Loan and Security Agreement, OTI issued a warrant to purchase 35,348 shares of Series A Preferred Stock of OTI at an exercise price of $11.3518 per share (the “Runway warrant”). On August 5, 2019, in connection with the second amendment to the Runway Loan and Security Agreement, OTI amended the Runway warrant to increase the number of shares available to purchase to 53,023 shares of Series A Preferred Stock of OTI at an exercise price of $11.3518 per share.
The Runway warrants included a cashless exercise provision under which their holders could, in lieu of payment of the exercise price in cash, surrender the Runway warrant and receive a net amount of shares based on the fair market value of OTI’s stock at the time of exercise of the warrants after deduction of the aggregate exercise price. The Runway warrants contained provisions for adjustment of the exercise price and number of shares issuable upon the exercise of the Runway warrants in the event of certain stock dividends, stock splits, reorganizations, reclassifications, and consolidations.
The fair value of the warrants issued was recorded as of the date of initial issuance in the amount of $0.1 million. The subsequent issuance of warrants pursuant to the August 5, 2019 amendment to the Runway Loan and Security Agreement was recorded in the amount of $0.1 million. Immediately prior to the Merger, the warrants were exercised in full in accordance with their terms.
On April 3, 2020, in connection with the closing of the Series B redeemable convertible preferred stock, OTI issued a warrant to purchase 4,513,993 shares of Series B redeemable convertible preferred stock of the Company at an exercise price of $0.3323 per share (the “Series B warrants”). The Series B warrants could be exercised prior to the earliest to occur of (i) the 10 year anniversary of the date of issuance, (ii) the consummation of a liquidation transaction, or (iii) the consummation of an initial public offering. The Series B warrants included a cashless exercise provision under which their holders may, in lieu of payment of the exercise price in cash, surrender the warrant and receive a net amount of shares based on the fair market value of the Company’s stock at the time of exercise of the warrants after deduction of the aggregate exercise price. The Series B warrants contained provisions for adjustment of the exercise price and number of shares issuable upon the exercise of the Series B warrants in the event of certain stock dividends, stock splits, reorganizations, reclassifications, and consolidations.
The Series B warrants were initially recognized as a liability at a fair value of $0.7 million. The Series B warrants were exercised on February 11, 2021 and the warrant liability was remeasured to fair value as of that date, resulting in a loss of $8.3 million for the three months ended March 31, 2021, classified within other income (expense), net in the consolidated statements of operations and comprehensive loss. Upon exercise redeemable convertible preferred stock converted into common stock pursuant to the conversion rate effective immediately prior to the Merger.
Historically, value was assigned to each class of equity securities using an option pricing model method (“OPM”). In September 2020, OTI began allocating the equity value using a hybrid method that utilizes a combination of the OPM and the probability weighted expected return method (“PWERM”). The PWERM is a scenario-based methodology that estimates the fair value of equity securities based upon an analysis of future values for OTI, assuming various outcomes. As the probability of a transaction with a special purpose acquisition company (“SPAC”) increased, the fair value of the redeemable convertible preferred stock warrant liability increased as of the date of the exercise.

The redeemable convertible preferred stock warrants were valued using the following assumptions under the Black-Scholes option-pricing model:

	Initial Issuance Date	Subsequent Issuance Date	December 31, 2020	February 11, 2021	March 11, 2021
Stock price	$5.80	$5.80	$7.11	$10.27	$8.44
Expected term (years)	10.00	9.31	2.00	2.00	2.00
Expected volatility	57.81%	57.35%	76.00%	76.00%	76.00%
Risk-free interest rate	3.06%	1.75%	0.13%	0.13%	0.13%
Dividend yield	0%	0%	0%	0%	0%

Private Placement Warrants
Simultaneously with the closing of the Company’s initial public offering (the “IPO”) in August 2020, the sponsor of CLA, Colonnade Sponsor LLC, purchased an aggregate of 6,000,000 Private Placement warrants at a price of $1.00 per warrant, for an aggregate purchase price of $6,000,000. The Private Placement warrants will become exercisable 12 months following the closing of the Company’s IPO, and will expire five years from the completion of the Merger, or earlier upon redemption or liquidation. Each Private Placement warrant will be exercisable for one Class A ordinary share at a price of $11.50 per share. On March 11, 2021, each outstanding Private Placement warrant automatically converted into a warrant to purchase one share of Ouster common stock pursuant to the Warrant Agreement.
The Private Placement warrants were initially recognized as a liability at a fair value of $19.4 million and the Private Placement warrant liability was remeasured to fair value as of March 31, 2021, resulting in a gain of $4.6 million for the three months ended March 31, 2021, classified within other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
The Private Placement warrants were valued using the following assumptions under the Black-Scholes option-pricing model:

	March 11, 2021	March 31, 2021
Stock price	$12.00	$8.50
Exercise price of warrant	11.5	11.5
Expected term (years)	5.00	4.95
Expected volatility	27.00%	43.00%
Risk-free interest rate	0.78%	0.92%
Public Warrants
The Company, in its IPO in August 2020, issued 20,000,000 units that each consisted one Class A ordinary share and one half warrant to purchase a Class A ordinary share, which we refer to as CLA warrants before the Merger and Public warrants after the Merger. These warrants may only be exercised for a whole number of shares, and no fractional warrants were issued or issuable upon separation of the units and only whole warrants will trade. The warrants will become exercisable 12 months following the closing of the Company’s IPO, and will expire five years from the completion of the Merger, or earlier upon redemption or liquidation. Each Public warrant will be exercisable at a price of $11.50 per share. On March 11, 2021, upon the closing of the Merger pursuant to the Merger Agreement (Note 1), each of the 9,999,996 outstanding warrants, as adjusted for any fractional warrants that were not issued upon separation, was converted automatically into a redeemable Public warrant to purchase one share of the Company’s common stock. The Public warrants were recognized as equity upon the Merger in the amount of $17.9 million.

Once the Public warrants become exercisable and prior to their expiration, the Company may redeem the Public warrants at a price of $0.01 per warrant, provided that the closing price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which the Company gives proper notice of such redemption to the warrants holders.

Note 7. Commitments and Contingencies
Letters of credit
In connection with two leases, the Company obtained two letters of credit from a bank as required by the lease agreements. If the Company defaults under the terms of the applicable lease, the lessor will be entitled to draw upon the letters of credit in the amount necessary to cure the default. The amounts covered by the letters of credit are collateralized by certificates of deposit, which are included in restricted cash on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020. The outstanding amount of the letters of credit was $1.3 million as of March 31, 2021 and December 31, 2020.
Non-cancelable purchase commitments
As of March 31, 2021, the Company had non-cancelable purchase commitments to a third-party contract manufacturer for approximately $5.5 million and other vendors for approximately $4.0 million.
Litigation
From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In management’s opinion, based upon the advice of counsel, the outcome of such actions is not expected to have a material adverse effect on the Company’s future financial position or results of operations. As of March 31, 2021 and December 31, 2020 there are no material litigation matters.
Indemnification
From time to time, the Company enters into agreements in the ordinary course of business that include indemnification provisions. Generally, in these provisions the Company agrees to defend, indemnify, and hold harmless the indemnified parties for claims and losses suffered or incurred by such indemnified parties for which the Company is responsible under the applicable indemnification provisions. The terms of the indemnification provisions vary depending upon negotiations between the Company and its counterpart; however, typically, these indemnification obligations survive the term of the contract and the maximum potential amount of future payments the Company could be required to make pursuant to these provisions are uncapped. To date, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnification provisions.
The Company has also entered into indemnity agreements pursuant to which it has indemnified its directors and officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or executive officer, other than liabilities arising from willful misconduct of the individual. To date, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnity agreements. The unaudited condensed consolidated financial statements do not include a liability for any potential obligations under the indemnification agreements at March 31, 2021 and December 31, 2020.
Note 8. Redeemable Convertible Preferred and Common Stock
The Company’s common stock and warrants trade on the New York Stock Exchange under the symbol “OUST” and “OUSTWS”, respectively. Pursuant to the terms of the Second Amended and Restated Certificate of Incorporation, the Company is authorized and has available for issuance the following shares and classes of capital stock, each with a par value of $0.0001 per share: (i) 1,000,000,000 shares of common stock; (ii) 100,000,000 shares of preferred stock. Immediately following the Merger, there were 161,449,205 shares of common stock with a par value of $0.0001, and 15,999,996 warrants outstanding. The holder of each share of common stock is entitled to one vote.
The Company has retroactively adjusted the shares issued and outstanding prior to March 11, 2021 to give effect to the exchange ratio established in the Merger Agreement to determine the number of shares of common stock into which they were converted.
Immediately prior to the Merger, OTI’s certificate of incorporation, as amended, authorized it to issue 342,367,887 shares of $0.00001 par value, with 210,956,516 shares designated as common stock and 131,411,372 shares of redeemable convertible preferred stock.

Series Seed Financing and conversion
In April 2016, OTI issued 1,887,253 shares of Series Seed redeemable convertible preferred stock at $1.02 per share for net proceeds of $1.8 million, net of $0.1 million stock issuance costs. In April 2016, OTI issued 44,256 shares to an investor upon conversion of a note having a balance of principal and interest of $45,000. In May 2016, OTI issued 563,725 shares of Series Seed redeemable convertible preferred stock at $1.02 per share for net proceeds of $0.6 million. In July 2016, OTI issued 445,942 shares of Series Seed redeemable convertible preferred stock at $1.02 per share for net proceeds of $0.5 million.
In April 2020, in order to induce the closing of the Series B Financing, the holders exercised the embedded conversion feature and all the outstanding Series Seed redeemable convertible preferred stock shares were converted to 2,941,176 shares of OTI’s common stock.
Series A Financing and conversion
In October 2017, OTI issued 1,324,511 shares of Series A Preferred Stock at $11.3158 per share for net proceeds of $14.8 million, net of $0.2 million of stock issuance costs. In October 2017, OTI issued 1,253,556 shares of Series A Preferred Stock upon conversion of multiple notes having a principal and interest balance of $4.6 million. In December 2017, OTI issued 715,712 shares of Series A Preferred Stock at $11.3158 per share for net proceeds of $8.1 million.
In April 2020, in order to induce the closing of the Series B Financing, the holders exercised the embedded conversion feature and all of the outstanding Series A redeemable convertible preferred stock shares were converted to 3,293,779 shares of OTI’s common stock.
Series B Financing
In April 2020, OTI issued 45,185,071 shares of Series B redeemable convertible preferred stock at $0.3323 per share for net proceeds of $15.1 million, less $0.1 million of stock issuance costs. In May 2020, OTI issued 17,320,031 shares of Series B redeemable convertible preferred stock at $0.3323 per share for net proceeds of $5.8 million, less $0.1 million of stock issuance costs. In July 2020, OTI issued 37,970,846 shares of Series B redeemable convertible preferred stock at $0.3323 per share for net proceeds of $12.5 million, less $0.1 million of stock issuance costs. In August 2020, OTI issued 25,286,587 shares of Series B redeemable convertible preferred stock at $0.3323 per share for net proceeds of $8.4 million, less $0.1 million of stock issuance costs.
On March 11, 2021, upon the closing of the Transaction pursuant to the Merger Agreement (Note 1), all of the outstanding redeemable convertible preferred stock was converted to the Company’s common stock pursuant to the conversion rate effective immediately prior to the Transaction and the remaining amount was reclassified to additional paid-in capital. As of March 31, 2021, the Company does not have any redeemable convertible preferred stock outstanding.
Prior to the Merger, redeemable convertible preferred stock as of December 31, 2020, consisted of the following (in thousands, except share and per share data):

	December 31, 2020
Series	Issue Price per share	Shares Authorized	Shares Issued and Outstanding	Liquidation Amount	Carrying Amount
Series B	$0.33	131,411,372	88,434,754	$41,791	$39,225
Prior to the Merger, the significant features of OTI’s redeemable convertible preferred stock were as follows:
Dividend provisions
The Series Seed, Series A and Series B preferred stockholders were entitled to receive dividends prior and in preference to any dividends on the common stock, at a rate of $0.0612, $0.6789 and $0.019938 per share, respectively, per annum on a non-cumulative basis, when and if declared by the board of directors, subject to the prior rights of the preferred stockholders. After payment of such dividend, any additional dividends would be distributed among the holders of the preferred stock and common stock pro rata based on the number of shares of common stock then held by each holder (assuming conversion of all shares of preferred stock into common stock).
Liquidation preference
In the event of liquidation, dissolution or winding up of the Company, merger or a reduction of capital through the sale or lease of all or substantial part of the business of the Company, before any distribution or payment were to be made to the holders of common stock, the holders of Series Seed, Series A and Series B redeemable convertible preferred stock were entitled to receive $1.02, $11.3518 and $0.3323 per share (subject to adjustment in the event of any share dividend, share split, combination, or other recapitalization), respectively, plus any declared but unpaid dividends on such shares. If the assets and funds were insufficient for such distribution, they were entitled to receive a pro rata distribution, based on the relative preferred stock ownership and in proportion to the preferential amount each such holder is otherwise entitled. If the assets and funds are in excess of amounts distributed to the preferred stockholders, the remaining assets and funds shall be distributed pro rata to the holders of the common stock. If the holders of the redeemable convertible preferred stock would receive a greater distribution if they converted to common stock, then such conversion would have been assumed prior to distribution.
Conversion rights
The holders of Series Seed, Series A and Series B redeemable convertible preferred stock had a right to convert their stock into nonassessable shares of common stock at a conversion rate equal to their respective liquidation preferences divided by a conversion price of $1.02, $11.3518 and $0.3323, respectively, which was adjusted for any stock splits, stock dividends, combination, subdivisions, recapitalizations or similar transactions. On March 11, 2021, upon the closing of the Transaction pursuant to the Merger Agreement (Note 1), all of the outstanding redeemable convertible preferred stock was converted to the Company’s common stock pursuant to the conversion rate effective immediately prior to the Transaction and the remaining amount was reclassified to additional paid-in capital.
Redemption rights
The redeemable convertible preferred stock were recorded in mezzanine equity because while it was not currently redeemable, it could become redeemable at the option of the preferred stockholders upon the occurrence of certain deemed liquidation events that were considered not solely within the Company’s control for an amount equal to the shares respective liquidation preference plus declared and unpaid dividends.
Voting rights
Each holder of redeemable convertible preferred stock was entitled to the number of votes equal to the number of shares of common stock into which such redeemable convertible preferred stock could then be converted and, with respect to such vote, holders of redeemable convertible preferred stock were entitled to vote together with the holders of common stock as a single class on all matters.
Note 9. Stock-based compensation
We currently have two equity incentive plans, our 2015 Stock Plan (the “2015 Plan”) and our 2021 Incentive Award Plan (the “2021 Plan”). On March 11, 2021, our 2015 Plan was terminated in connection with the consummation of Merger as defined in Note 1, but continues to govern the terms of outstanding stock options that were granted prior to the termination of the 2015 Plan. We no longer grant equity awards pursuant to our 2015 Plan.

2015 Stock Plan
In 2015, the Company established its 2015 Stock Plan. The purpose of the 2015 Stock Plan was to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to Employees and Consultants, and to promote the success of the Company’s business. Options granted under the 2015 Plan included Incentive Stock Options or Non-statutory Stock Options, as determined by the administrator of the 2015 Plan at the time of grant of an option and subject to the applicable provisions of Section 422, Incentive Stock Options (“ISO”), of the Internal Revenue Code and the regulations promulgated thereunder. Restricted Stock Awards (“RSA”) could also be granted under the 2015 Plan. Restricted stock awards typically vested monthly over 1, 2, or 4 years.
Options under the 2015 Plan were granted for periods of up to ten years. All options issued had a 10-year life. The exercise price of an ISO was no less than 100% of the estimated fair value of the shares on the date of grant, as determined by the Board of Directors. The exercise price of an ISO granted to a 10% shareholder was no less than 110% of the estimated fair value of the shares on the date of grant, as determined by the Board of Directors. Options granted under the 2015 Plan generally vest or vested over four years and vest or vested at a rate of 25% upon the first anniversary of the issuance date and 1/36th per month thereafter. The Company accounts for forfeitures as they occur.
The exercise price of stock options granted in 2019 and 2020 were determined based on the fair value of stock at the date of grant obtained by the Company on a contemporaneous basis from an independent valuation firm. The valuation firm used a PWERM to estimate the aggregate enterprise value of the Company at each valuation date. The PWERM involves applying appropriate risk adjusted discount rates to future values for the enterprise assuming various possible scenarios. The projections used in connection with these valuations were based on the Company’s expected operating performance over the forecast period. Share value is based on the probability-weighted present value of expected future returns to the equity investor considering each of the likely future scenarios available to the enterprise, and the rights and preferences of each share class.
Certain employees have the right to early exercise unvested stock options, subject to rights held by the Company to repurchase unvested shares in the event of voluntary or involuntary termination. The Company accounts for cash received in consideration for the early exercise of unvested stock options as a non-current liability, included as a component of other liabilities in the Company’s consolidated balance sheets.
On October 12, 2020, the Company issued $1.1 million partial recourse promissory notes to certain executives and employees. The promissory notes carried 0.38% annual cash interest and were due on earliest of 9th anniversary of the date of issuance of the notes, or termination of employment of the executive/employee, or filing by the Company of a registration statement under the Securities Act of 1933, or promissory notes being prohibited under Section 13(k) of the Securities Exchange Act of 1934 or closing of change a in control of the Company. At issuance, the promissory notes were used to settle certain executives’ and employees’ obligations for 2,883,672 vested and 4,603,833 unvested ISOs that were exercised and no cash was exchanged. In March 2021, in connection with the close of the Merger, the Company forgave half of the respective obligations under the promissory notes for certain executives and required such noteholders to repay the remaining balance of $0.3 million under each of their respective notes. Additional compensation expense of $0.3 million was recognized in general and administrative expenses for the three months ended March 31, 2021 for the value of the loans forgiven. Obligations under the promissory notes for non-executive noteholders of $0.5 million is outstanding as of March 31, 2021.
For those shares issued in connection with early exercises, there were 3,524,626, 6,212,254 and 89,431 unvested shares outstanding at March 31, 2021, December 31, 2020 and March 31, 2020, respectively, and approximately $0.5 million, $0.6 million and less than $0.1 million in related liabilities at the respective dates. The number of options early exercised for the three months ended March 31, 2021 was Nil.

Stock option activity under the 2015 Plan for the three months ended March 31, 2021 is as follows:

	Number of Shares Available for Grant	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—December 31, 2020	1,587,195	25,732,503	$0.39	9.6	$245,746
Shares repurchased	220,561	—	0.14		$—
Options exercised	—	(727,114)	0.13	9.0	$6,083
Options cancelled	378,639	(378,641)	0.15		$—
Outstanding—March 31, 2021	2,186,395	24,626,748	$0.41	9.4	$199,328
Vested and expected to vest—March 31, 2021		24,626,748	$0.41	9.4	$199,328
Exercisable—March 31, 2021		5,969,870	$0.26	9.2	$49,206

The following table summarizes information about stock options outstanding and exercisable at March 31, 2021 under the 2015 Plan.

	Options Outstanding			Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.13	6,583,852	9.16	$0.13	3,235,053	9.16	$0.13
$0.15	10,474,328	9.46	$0.15	1,906,603	9.28	$0.15
$0.26	35,159	0.2	$0.26	35,159	0.2	$0.26
$1.00	7,524,115	9.5	$1.00	783,761	9.5	$1.00
$3.92	7,976	0.2	$3.92	7,976	0.2	$3.92
$5.80	1,318	0.2	$5.80	1,318	0.2	$5.80
	24,626,748			5,969,870
The weighted average grant date fair value of options granted during the three months ended March 31, 2021 was Nil under the 2015 Plan.
As of March 31, 2021, under the 2015 Plan, there was approximately $29.4 million of unamortized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted average period of 1.66 years.
Restricted Stock Awards (“RSA”)
A summary of RSAs activity under the 2015 Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Unvested – December 31, 2020	57,956	$0.67
Granted during the period	—	—
Canceled during the period	—	—
Vested during the period	(8,279)	0.67
Unvested — March 31, 2021	49,677	$0.67
The weighted-average estimated fair value of RSAs granted in the three months ended March 31, 2021 was Nil per share. The total fair value of RSAs vested during the three months ended March 31, 2021 was less than $0.1 million.

2021 Incentive Award Plan
On March 11, 2021, the Board of Directors approved the 2021 Incentive Award Plan (the “2021 Plan”). The purpose of the 2021 Plan is to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing these individuals with equity ownership opportunities, and to promote the success of the Company’s business. Our 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock units, performance stock unit awards and other forms of equity compensation (collectively, “equity awards”). In addition, the 2021 Plan provides for the grant of performance bonus awards. All awards within the 2021 Plan may be granted to employees, including officers, as well as directors and consultants, within the limit defined in the 2021 Plan. 18,558,576 shares of the Company’s common stock have been initially reserved for issuance under the 2021 Plan. The 2021 Plan includes an evergreen provision that provides for an annual increase in the number of shares of common stock available for issuance thereunder beginning on January 1, 2022 and ending on January 1, 2031, equal to 5% of the shares of Company common stock outstanding on the last day of the immediately preceding fiscal year and such smaller number of shares as determined by the Board of Directors or a committee thereof. As of March 31, 2021, the Company had reserved 42,027,616 shares of common stock for issuance under the 2021 Plan.
Options and stock appreciation rights under the 2021 Plan will be exercisable at such times and as specified in the Award Agreement (as defined in the 2021 Plan) provided that the term of an option or stock appreciation will not exceed ten years.

Options granted under the 2021 Plan may be Incentive Stock Options (ISOs) or Non-statutory Stock Options, as determined by the Administrator at the time of grant of an option and subject to the applicable provisions of Section 422 of the Internal Revenue Code and the regulations promulgated thereunder. The exercise price of an option will be no less than 100% of the fair market value of the shares of common stock on the date of grant. The exercise price of an ISO granted to a 10% shareholder will be no less than 110% of the fair market value of the shares on the date of grant and the term of the ISO will not exceed five years. The Company granted an option to purchase 1,614,492 shares of Company common stock to a senior advisor serving on the Company’s board of directors as chair with 20% of the total number of such option shares vesting on each of the first five anniversaries from the senior advisor’s employment start date, subject to his continued employment with the Company and provided that option grant will only be exercisable in the event that the closing trading price per share of the Company stock equals or exceeds 130% of the exercise price per share of the option for 30 consecutive trading days. If this condition is not met on or prior to the fifth anniversary of the date of grant, the option grant will terminate for no consideration.
Restricted stock and restricted stock units granted to employees generally vest as to 25% of the shares on the first anniversary service date of the grant, and quarterly thereafter so as to be 100% vested on the fourth anniversary of the vesting commencement date. All participants holding shares of restricted stock will be entitled to all the rights of a stockholder with respect to such shares and have voting power and other rights with respect to such shares, provided, however, that such shares are held in escrow and subject to forfeiture until the shares vested. The Company granted 807,246 restricted stock units to a senior advisor who serves as chair of the board of directors with vesting of 20% of the total number of restricted stock units on each of the first five anniversaries from the employment start date, subject to continued employment with the Company. The Company also granted 152,628 restricted stock units to several members of the board of directors subject to standard terms of these awards.
Vesting schedules for performance stock unit awards and other equity awards vary and are linked to one or more of performance or other specific criteria, including service to the Company, determined to be appropriate by the Board, in each case on a specified date or dates or over any period or periods determined by the Board. The performance condition awards are automatically forfeited in their entirety, without any cost to or action by the Company, if there has been no achievement of the performance condition. The Company granted 807,246 performance stock units to a senior advisor who serves as chair of the board of directors with vesting earned over four years based on achieving increases in the Company’s stock price from the date of grant ranging from 150%, to earn 25% of the performance stock units, to 300% to earn the entire award of performance stock units. Each performance stock unit constitutes the right to receive one share of Company common stock upon vesting.
Performance bonus awards are denominated in cash, stock or a combination thereof, and shall be payable upon the attainment of performance goals that are established by the Board and relate to one or more of performance or other specific criteria, including service to the Company, in each case on a specified date or dates or over any period or periods determined by the Board.
The weighted average grant date fair value of equity awards granted during the three months ended March 31, 2021 was $12.00 under the 2021 Plan.
As of March 31, 2021, under the 2021 Plan there was approximately $30.1 million of unamortized stock-based compensation expense related to unvested equity awards that is expected to be recognized over a weighted average period of 4.65 years.
The Company recognized stock-based compensation for all stock options in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$118	$42
Research and development	921	136
Sales and marketing	265	50
General and administrative	3,952	(53)
Total stock-based compensation	$5,256	$175

Note 10. Net Loss Per Common Share
The following table sets forth the computation of basic and diluted net loss per common share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(20,957)	$(18,693)
Denominator:
Weighted average shares used to compute basic and diluted net loss per share	55,688,281	7,767,169
Net loss per common share—basic and diluted	$(0.38)	$(2.41)
The shares and net loss per common share, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio of approximately 0.703 shares of the Company per one share of OTI as established in the Merger Agreement.
The weighted average number of shares used to compute basic and diluted net loss per share excludes unvested early exercised common stock options subject to repurchase.
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2021	2020
Redeemable convertible preferred stock	—	4,384,348
Options to purchase common stock	24,626,748	1,467,347
Unvested RSA	34,932	26,908
Restricted stock units	959,874	—
Unvested early exercised common stock options	3,935,428	89,431
Vested and early exercised options subject to nonrecourse notes	1,761,436	—
Preferred stock warrants	—	37,285
Public and private common stock warrants	15,999,996	—
Total	47,318,414	6,005,319
Note 11. Income taxes
The Company’s income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in the quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on the deferred tax assets as it is more likely than not that some, or all, of the Company’s deferred tax assets will not be realized. The Company continues to maintain a full valuation allowance against its net deferred tax assets. Due to tax losses and the offsetting valuation allowance, the income tax provision for the three months ended March 31, 2021 and 2020 was not material to the Company’s condensed consolidated financial statements.
Note 12. Related Party Transactions
See Note 5, Debt for details of promissory notes issued by the Company to certain investors of the Company (or an affiliate thereof).
See Note 9, Stock-based compensation for details of partial recourse promissory notes issued by the Company to certain executives and employees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the results of operations and financial condition of Ouster, Inc. (“we,” “us,” “our,” the “Company,” “Ouster”) should be read in conjunction with the information set forth in Ouster’s condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q, as well as Ouster’s audited consolidated financial statements and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” filed as Exhibit 99.1 and Exhibit 99.3, respectively, to its Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2021 (the “Super 8-K”). This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Ouster’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in the final prospectus and definitive proxy statement, dated February 12, 2021 (the “Proxy Statement/Prospectus”), filed with the Securities and Exchange Commission (the “SEC”), as updated by the factors disclosed in the section titled “Risk Factors” in our Super 8-K and in this Quarterly Report on Form 10-Q.
On December 21, 2020, Ouster Technologies, Inc. (“OTI”, prior to the Merger, named Ouster, Inc.) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Colonnade Acquisition Corp., a Cayman Islands exempted company (“CLA”), and Beam Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and subsidiary of CLA. OTI’s and CLA’s board of directors unanimously approved OTI’s entry into the Merger Agreement, and on March 11, 2021, the transactions contemplated by the Merger Agreement were consummated (all such transactions, the “Merger”), as further described below.
Unless the context otherwise requires, references in this subsection to “we”, “our” and “the Company” refer to the business and operations of OTI (formerly known as Ouster, Inc.) and its consolidated subsidiaries prior to the Merger and to Ouster, Inc. (formerly known as Colonnade Acquisition Corp.) and its consolidated subsidiaries following the consummation of the Merger.
Overview
We are a leading provider of high-resolution digital lidar sensors that offer advanced 3D vision to machinery, vehicles, robots, and fixed infrastructure assets, allowing each to understand and visualize the surrounding world and ultimately enabling safe operation and ubiquitous autonomy. We design and manufacture digital lidar sensors that we believe are the highest-performing, lowest-cost lidar solutions available today across each of our four target markets: industrial automation; smart infrastructure; robotics; and automotive. We have won and are actively negotiating a number of additional, multi-year sales contracts. We shipped sensors to over 500 customers in the twelve months ended March 31, 2021.
Our digital lidar sensors leverage a simplified architecture based on two semiconductor chips and are backed by a suite of patent-protected technology. We have invested heavily in patents since our inception, pursuing comprehensive coverage of invention families and use cases, with broad international coverage. We believe that our extensive patent coverage creates material barriers to entry for anyone aiming to compete in the digital lidar space.
Our product offering today includes three models of sensors in our OS product line: the ultra-wide field of view OS0, the mid-range OS1, and the long-range OS2. In January 2020 we released new models in our OS product line, increasing the resolution of our OS1 model and introducing the OS0 and OS2 models. Within our OS sensor models, we offer numerous customization options, all enabled by embedded software. For each of our three models in the OS product line, we offer resolution options of 128 lines vertically (“channels”), 64 channels, or 32 channels, as well as many beam spacing options. We are currently developing our solid-state ES product line, which, when released, will consist of the long-range ES2 sensor.
We believe the simplicity of our digital lidar design gives us a meaningful advantage in costs related to manufacturing, supply chain and production yields. The same digital lidar architecture underpins our entire product portfolio which we believe drives economies of scale in our supply chains and speeds time to market. With virtually unlimited software-defined products driving low-cost customization, we are able to increase stock keeping units (“SKUs”) for industry-specific applications, expanding our product offering with minimal manufacturing or inventory changes. We currently have over 75 different software-defined product SKUs, all based on this common architecture and shared core componentry. Additionally, we are successfully expanding our manufacturing capacity by outsourcing to our manufacturing partner, Benchmark Electronics, Inc. (“Benchmark”). Benchmark manufactures our products at its facility in Thailand, which we expect will reduce our product costs and allow us to rapidly scale production to meet our anticipated product demand. Based on cost quotes for our products in mass production, we believe our manufacturing costs to be lower than certain of our competitors, and we expect our manufacturing costs per unit to decrease further with higher volumes.
We founded Ouster in 2015 with the invention of our high-performance digital lidar. Since then, we have grown to over 135 employees serving over 500 customers globally. To continue to grow our business in the coming years, we plan to expand our sales and marketing efforts, expand our software development capabilities and accelerate sensor development efforts. We are headquartered in San Francisco, CA and have operated as a standalone, independent entity since our founding.
Merger Agreement with Colonnade Acquisition Corp. and Beam Merger Sub, Inc.
On December 21, 2020, OTI entered into the Merger Agreement with CLA, and Merger Sub, a subsidiary of CLA. OTI’s and CLA’s board of directors unanimously approved OTI’s entry into the Merger Agreement, and on March 11, 2021, the transactions contemplated by the Merger Agreement were consummated. Pursuant to the terms of the Merger Agreement, (i) CLA domesticated as a corporation incorporated under the laws of the State of Delaware (the “Domestication”) and changed its name to “Ouster, Inc.” (with CLA after such domestication and the other transactions pursuant to the Merger Agreement being referred to as the “Company”) and (ii) Merger Sub merged with and into OTI (the “Merger”), with OTI surviving the Merger.
As a result of and upon the effective time of the Domestication, among other things, (1) each of the then issued and outstanding 5,000,000 CLA Class B ordinary shares, par value $0.0001 per share, of CLA (the “CLA Class B ordinary shares”) converted automatically, on a one-for-one basis, into a CLA Class A ordinary share (as defined below), (2) immediately following the conversion described in clause (1), each of the then issued and outstanding 25,000,000 Class A ordinary shares, par value $0.0001 per share, of CLA (the “CLA Class A ordinary shares”), converted automatically, on a one-for-one basis, into a share of common stock, par value $0.0001 per share, of Ouster (the “Ouster common stock”), (3) each of the then issued and outstanding 10,000,000 redeemable warrants of CLA (the “CLA warrants”) converted automatically into a redeemable warrant to purchase one share of Ouster common stock (the “Public warrants”) pursuant to the Warrant Agreement, dated August 20, 2020 (the “Warrant Agreement”), between CLA and Continental Stock Transfer & Trust Company (“Continental”), as warrant agent, and (4) each of the then issued and outstanding units of CLA that had not been previously separated into the underlying CLA Class A ordinary shares and underlying CLA warrants upon the request of the holder thereof (the “CLA units”), were cancelled and entitled the holder thereof to one share of Ouster common stock and one-half of one Public warrant, and (5) each of the then issued and outstanding 6,000,000 private placement warrants of CLA (the “Private Placement warrants”) converted automatically into a Public warrant pursuant to the Warrant Agreement. No fractional Public warrants were issued upon separation of the CLA units.
Immediately prior to the effective time of the Merger, (1) each share of OTI’s Series B Preferred Stock, par value $0.00001 per share (the “OTI Preferred Stock”), converted into one share of common stock, par value $0.00001 per share, of OTI (the “OTI common stock” and, together with OTI Preferred Stock, the “OTI Capital Stock”) (such conversion, the “OTI Preferred Conversion”) and (2) all of the outstanding warrants to purchase shares of OTI Capital Stock were exercised in full or terminated in accordance with their respective terms (the “OTI Warrant Settlement”).
As a result of and upon the closing of the Merger, among other things, all shares of OTI Capital Stock (after giving effect to the OTI Warrant Settlement) outstanding immediately prior to the closing of the Merger together with shares of OTI common stock reserved in respect of options to purchase shares of OTI common stock and restricted shares of OTI common stock (together, the “OTI Awards”) outstanding immediately prior to the closing of the Merger that were converted into awards based on Ouster common stock, were cancelled in exchange for the right to receive, or the reservation of, an aggregate of 150,000,000 shares of Ouster common stock (at a deemed value of $10.00 per share), which, in the case of OTI Awards, were shares underlying awards based on Ouster common stock, representing a fully-diluted pre-transaction. Upon the closing of the Merger, the Company received gross proceeds of $299.9 million from the Merger and private offering, offset by $8.5 million of pre-merger costs relating to CLA and offering costs of $26.6 million.
COVID-19 Impact
Throughout 2020 and the three months ended March 31, 2021, the worldwide spread of the pandemic caused by the novel coronavirus (“COVID-19”) and the measures intended to contain the spread of COVID-19 have resulted in a global slowdown of economic activity and caused disruptions to our business. In particular, our headquarters are based in the San Francisco Bay Area, which has been subject to ongoing government measures and orders such as quarantines and social distancing. During the second and third quarters of 2020 we slowed our operating and capital spending with the expectation that our revenue and ability to raise capital would be impacted by the global pandemic. We believe that our overall growth rate during 2020 and the quarter ended March 31, 2021 was negatively impacted by the pandemic, though, despite this impact, we were able to continue to grow our sales during 2020 compared to 2019 and the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020, and estimate that in the long-term the pandemic will act as a catalyst for wider adoption of automation and lidar technology.
As a San Francisco Bay Area based company, we were affected by the “shelter in place” order in the first and second quarter of 2020. While the majority of our employees were able to work remotely, some employees, especially manufacturing employees, were not able to work from home. The “shelter in place” order delayed order fulfillment and revenue recognition during the first and second quarters of 2020. We continued to pay employees during the “shelter in place” order whether or not they were able to work. Manufacturing and order fulfillment employees were able to return to work in the second quarter of 2020; however, the number of employees allowed on premises at one time was greatly reduced as a result of the California reduced capacity mandates, which also affected our ability to fulfill orders and recognize revenue. Some essential employees were paid hazard pay, and the hazard pay combined with underutilized employee pay increased our employee overhead and decreased gross margins in the first and second quarter of 2020. Employees continue to work in a reduced capacity at our San Francisco facility, but we have moved a large portion of our manufacturing to our contract manufacturer in Thailand, which resulted in increased sales activities during the second half of 2020 and the quarter ended March 31, 2021 compared to the first half of 2020.
Our suppliers are located worldwide, and the suppliers in the Asia and Pacific geographical region were especially affected by the pandemic in the first quarter of 2020. Some of our key suppliers were affected by the pandemic resulting in supply chain disruptions. These issues further delayed order fulfillment and revenue recognition, but were largely resolved in the third quarter of 2020.
While we experienced quarter-over-quarter increases in revenue in 2020, some customers have delayed orders and production schedules due to COVID-19. The pandemic continues to evolve, and the full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, research and development costs and personnel-related costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain, prevent or treat COVID-19, any resurgence of the pandemic in areas where we, Benchmark or our suppliers operate, and the economic impact on local, regional, national and international customers and markets.
Factors Affecting Our Performance
Supply Chain Continuity. A recent surge in demand for electronics containing semiconductor chips and stockpiling of chips by certain companies has created disruptions in the supply chain, resulting in a global chip shortage impacting our industry. Some chip manufacturers are estimating this supply shortage may continue into 2022. These chip manufacturers are working to increase capacity in the future, and we are managing our inventory and working closely with our regular suppliers and customers to minimize the potential impacts of any supply shortages including by securing additional inventory. Accordingly, we do not expect the shortage to have a material near-term impact on our ability to meet existing or increased demand for our current products; however, if our mitigating efforts are not successful or the shortage continues or worsens in ways we did not anticipate, it could affect our ability to supply or improve our current products as well as our development and rollout of future products.
Commercialization of Lidar Applications. We believe that lidar is approaching its inflection point of adoption across our target end market applications, and that we are well-positioned to capitalize on this market adoption. However, as our customers continue research and development projects to commercialize semi-autonomous solutions that rely on lidar technology, it is difficult to estimate the timing of ultimate end market and customer adoption. As a result, we expect that our results of operations, including revenue and gross margins, will fluctuate on a quarterly and annual basis for the foreseeable future. As the market for lidar solutions matures and more customers reach a commercialization phase with solutions that rely on our technology, the fluctuations in our operating results may become less pronounced. Nonetheless, our revenue may not grow as we expect unless and until more customers commercialize their products and lidar technology becomes more prevalent across our target end markets. In addition to end market demand, sales volume further depends on our customers’ progression through their evaluation, integration and production processes.
Number of Customers in Production. For certain strategic customers and markets, our products must be integrated into a broader platform, which then must be tested, validated, and achieve system-level performance and reliability thresholds that enable commercial production and sales. The time necessary to reach commercial production varies from six months to seven years, based on the market and application. For example, the production cycle in the automotive market tends to be substantially longer than in our other target markets, including industrial automation, smart infrastructure and robotics. It is critical to our future success in each of our target end markets that our customers reach commercial production and sales and that they select our products in their commercial production applications. Because the timelines to reach production vary significantly and the revenue generated by each customer in connection with commercial production and sales is unpredictable, it is difficult for us to reliably predict our financial performance.
Sales Volume. Our customer base is diversified and we will continue to penetrate into diverse end markets to increase our sales volumes. Ultimately widespread adoption of our customers’ products that incorporate our lidar solutions will depend on many factors, including the size of our customers’ end markets, end market penetration of our customer’s products that incorporate our digital lidar solutions, our end customers’ ability to sell their products, and the financial stability and reputation of the customers. We believe our sales volume by customer depends on the end market demand for such customer’s products that incorporate our digital lidar solutions as well as our ability to grow our sales force.
Average Selling Prices (“ASPs”), Product Costs and Margins. Our product costs and gross margins depend largely on the volumes of the solutions we provide to our customers. Our ability to compete in our target markets depends on the success of our digital lidar solutions and the ultimate volume of our sensors sold. We anticipate that our selling prices will vary by target end market and application due to market-specific supply and demand dynamics. We expect these customer-specific selling price fluctuations combined with our volume-driven product costs may drive fluctuations in revenue and gross margins on a quarterly basis. However, we expect that our volume-driven product costs will lead to gross margin improvement as our sales volume increases over time.
Continued Investment and Innovation. We believe that we are the leading digital lidar provider. Our financial performance is significantly dependent on our ability to maintain this leading position which is further dependent on the investments we make in research and development. We believe it is essential that we continue to identify and respond to rapidly evolving customer requirements, including successfully realizing our product roadmap. If we fail to continue our innovation, our market position and revenue may be adversely affected, and our investments in that area will not be recovered.
Market Trends and Uncertainties. We anticipate robust demand for our digital lidar solution. We estimate a multibillion dollar total addressable market (“TAM”) for our solutions in the near future. We define our TAM as automation applications in the industrial, smart infrastructure, robotics and automotive end markets where we actively engage and maintain customer relationships. Each of our target markets is potentially a significant global opportunity, and these markets have historically been underserved by limited or inferior technology or not served at all. We believe we are well positioned in our market as a leading provider of high-resolution digital lidar sensors.
Although increasing adoption of semi-autonomous solutions that rely on lidar technology may generate higher demand, we may not be able to take advantage of demand if we are unable to anticipate regulatory changes and adapt quickly enough to meet such new regulatory standards or requirements applicable to us or to our customers’ products in which our digital lidar sensors are used. Market acceptance of semi-autonomous solutions and active safety technology depend upon many factors, including cost, performance, safety performance, regulatory requirements and international taxes or tariffs related to such technologies. These factors may impact the ultimate market acceptance of our lidar technology.
International Expansion. We view international expansion as an important element of our strategy to increase revenue and achieve profitability. We continue to position ourselves in geographic markets that we expect to serve as important sources of future growth. We have an existing presence in three regions: North and South America; Asia and Pacific; and Europe, Middle East and Africa. We intend to expand our presence in these regions over time including through distribution partnerships. Expanded global reach will require continued investment and may expose us to additional foreign currency risk, international taxes and tariffs, legal obligations and additional operational costs, risks and challenges that may impact our ability to meet our projected sales volumes, revenue and gross margins.
Components of Results of Operations
Revenue
The majority of our revenue comes from the sale of our digital lidar sensors and accessories both directly to end users and through distributors both domestically and internationally. We recognize revenue from product sales when the performance obligation of transferring control of the product to the customer has been met, generally when the product is shipped. Amounts billed to customers related to shipping and handling are classified as revenue, and we have elected to recognize the cost of shipping activities that occur after control has transferred to the customer as a fulfillment cost rather than a separate performance obligation. All related costs are accrued and recognized within cost of revenue when the related revenue is recognized.
Most of our customers are currently in the evaluation or early R&D stage with our products. Currently, our product revenue consists of both customers ordering small volumes of our products that are in an evaluation phase and customers that order larger volumes of our products and have more predictable production schedules. Over the coming years, as more of our customers move into their respective production phases, we expect the majority of our product revenue to shift to larger volume orders based on predictable production schedules. We also expect more of our revenue to come from international customers, with our sales from regions outside of North and South America expected to grow long-term to approximately two-thirds of our total revenue.

Cost of Revenue
Cost of revenue consists of the manufacturing cost of our digital lidar sensors, which primarily consists of sensor components, personnel-related costs directly associated with our manufacturing organization, and amounts paid to our third-party contract manufacturer and vendors. Our cost of revenue also includes depreciation of manufacturing equipment, an allocated portion of overhead, facility and IT costs, stock-based compensation for manufacturing personnel, reserves for estimated warranty expenses, excess and obsolete inventory and shipping costs.
Gross Profit and Gross Margin
Our gross profit equals total revenues less our total cost of revenues, and our gross margin is our gross profit expressed as a percentage of total revenue. We experienced negative gross margins from the fourth quarter of 2018 until we turned gross margin positive during 2020 primarily due to increased unit volumes which improved our ability to absorb fixed costs and lowered material costs by increasing our buying power and a shift to outsourced mass production of our sensors to Benchmark, who has leverage for greater volume discounts and lower overhead costs. Subject to quarterly fluctuations and volatility, we expect actual costs to improve as we manufacture higher unit volumes of sensors and a greater portion of our sensors are produced by our contract manufacturer in Thailand.
Operating Expenses
Research and Development Expenses
Research and development (“R&D”) activities are primarily conducted at our San Francisco based headquarters and consist of the following activities:
•Design, prototyping, and testing of proprietary electrical, optical, and mechanical subsystems for our digital lidar products;
•Robust testing for industrial and autonomous vehicle safety certifications;
•Development of new products and enhancements to existing products in response to customer requirements including firmware development and software development of lidar integration products;
•Custom system-on-a-chip (“SoC”) design for Ouster’s digital lidar products; and
•Development of custom manufacturing equipment.
R&D expenses consist of personnel-related expenses, including salaries, benefits, and stock-based compensation, for all personnel directly involved in R&D activities, third-party engineering and contractor costs, and prototype expenses.
R&D costs are expensed as they are incurred. Our investment in R&D will continue to grow as we invest in new lidar technology and related software. Our absolute amount of R&D expense will grow over time; however, we expect R&D as a percentage of revenue to decrease annually as our business grows.
Sales and Marketing Expenses
Our business development, customer support and marketing teams are located in offices worldwide. Selling and marketing expenses consist of personnel-related expenses, including salaries, benefits, and stock-based compensation, for all personnel directly involved in business development, customer support, and marketing activities, and marketing expenses including trade shows, advertising, and demonstration equipment. Our investment in sales and marketing will continue to grow as we continue to expand our sales team globally, and our absolute amount of sales and marketing expenses will grow over time. We expect sales and marketing spend as a percentage of revenue to decrease over time as our business grows.
General and Administrative Expenses
General and administrative expenses consist of personnel-related expenses, including salaries, benefits, and stock-based compensation, of our executives and members of the board of directors, finance, human resource, IT, and legal departments as well as fees related to legal fees, patent prosecution, accounting, finance and professional services as well as insurance, and bank fees. Our absolute amount of general and administrative expense will grow over time; however, we expect the general and administrative spend as a percentage of revenue to decrease annually as our business grows. Near term increases in general and administrative expenses are expected to be related to hiring more personnel and consultants to support our growing international expansion and compliance with the applicable provisions of the Sarbanes-Oxley Act (“SOX”) and other U.S. Securities and Exchange Commission (“SEC”) rules and regulations as a result of becoming a public company following the Merger.
Stock-Based Compensation
We measure and recognize stock-based compensation expense for stock-based awards over the requisite service periods based on the estimated grant date fair value using the Black-Scholes-Merton option pricing model.
Interest Income, Interest Expense, and Other Income (Expense), Net
Interest income consists primarily of income earned on our cash and cash equivalents. These amounts will vary based on our cash and cash equivalents balances and market rates. Interest expense consists primarily of interest on our debt and convertible notes and amortization of debt issuance costs and discount. Other income (expense), net consists primarily of realized and unrealized gains and losses on foreign currency transactions and balances, the change in fair value of financial instruments, including warrants issued in connection with a debt agreement, and Private Placement warrants acquired as part of the Merger.
Income Taxes
Our income tax provision consists of federal, state and foreign current and deferred income taxes. Due to tax losses and the offsetting valuation allowance, our income tax provision for the three months ended March 31, 2021 and 2020 was not material to the Company’s condensed consolidated financial statements.
Results of Operations:
The following table sets forth our condensed consolidated results of operations data for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Product revenue	$6,611	$2,300
Cost of product revenue (1)	4,868	4,216
Gross profit (loss)	1,743	(1,916)
Operating expenses (1):
Research and development	4,712	4,474
Sales and marketing	3,426	2,226
General and administrative	9,907	3,666
Total operating expenses	18,045	10,366
Loss from operations	(16,302)	(12,282)
Other (expense) income:
Interest income	1	22
Interest expense	(504)	(1,277)
Other income (expense), net	(4,152)	(5,156)
Total other expense, net	(4,655)	(6,411)
Loss before income taxes	(20,957)	(18,693)
Provision for income tax expense	—	—
Net loss and comprehensive loss	$(20,957)	$(18,693)

The following table sets forth the components of our condensed consolidated statements of operations and comprehensive loss data as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(% of total revenue)
Product revenue	100%	100%
Cost of product revenue (1)	74	183
Gross profit (loss)	26	(83)
Operating expenses (1):
Research and development	71	195
Sales and marketing	52	97
General and administrative	150	159
Total operating expenses	273	451
Loss from operations	(247)	(534)
Other (expense) income:
Interest income	—	1
Interest expense	(8)	(56)
Other income (expense), net	(63)	(224)
Total other expense, net	(71)	(279)
Loss before income taxes	(318)	(813)
Provision for income tax expense	—	—
Net loss and comprehensive loss	(318)%	(813)%
(1) Includes stock-based compensation expense for the three months ended March 31, 2021 in cost of revenue, research and development expenses, sales and marketing expenses and general and administrative expenses of $0.12 million, $0.92 million, $0.27 million and $3.95 million, respectively, and $0.04 million, $0.14 million, $0.05 million and $(0.05) million, respectively, for the same period in the prior year.
Comparison of the three months ended March 31, 2021 and 2020
Revenue

	Three Months Ended March 31,		Change	Change
	2021	2020	$	%
	(dollars in thousands)
Product revenue	$6,611	$2,300	$4,311	187%
Revenue by geographic location:
United States	$1,858	$1,274	$584	46%
Americas, excluding United States	366	71	295	415
Europe, Middle East and Africa	1,254	374	880	235
Asia and Pacific	3,133	581	2,552	439
Total	$6,611	$2,300	$4,311	187%
Product Revenue
Product revenue increased by $4.3 million, or 187%, to $6.6 million for the three months ended March 31, 2021 from $2.3 million for the comparable period in the prior year. The increase in product revenue was driven by an increase in volume of 240%, which we attribute primarily to the expansion of our sales team into new geographic regions and the increase of high volume, long-term deals as some of our customers begin to move into a production stage with their autonomous products. Our average selling price declined by 15% as we moved towards negotiated customer pricing with customers reaching the production stage with their autonomous products and we expect reductions in the cost of goods sold as we grow our volumes.

Geographic Locations
Revenue increased across the geographic regions of the United States; the Americas excluding United States; Europe, the Middle East and Africa; and Asia and Pacific by $0.6 million, $0.3 million, $0.9 million, and $2.6 million, respectively. The revenue increases in the geographic regions of Asia and Pacific and Europe, the Middle East and Africa were a result of recent sales expansion in those regions. We opened sales offices in these regions in late 2019 and have since focused our sales resources on expanding globally.
Cost of Product Revenue and Gross Margin

	Three Months Ended March 31,		Change	Change
	2021	2020	$	%
	(dollars in thousands)
Cost of product revenue	$4,868	$4,216	$652	15%

Gross margin	26%	(83)%
Cost of Product Revenue and Gross Margin
Cost of product revenue increased by $0.7 million, or 15%, to $4.9 million for the three months ended March 31, 2021 from $4.2 million for the comparable period in the prior year and cost per unit decreased by 66%. The increase in cost of product revenue was primarily due to increases of $1.0 million in material costs and $0.5 million in manufacturing overhead costs. The increases were partially offset by a decrease of $0.7 million in other product costs due to lower allowances for excess and obsolete inventory and $0.1 million decrease in freight.
Gross margin increased from (83)% for the three months ended March 31, 2020 to 26% for the three months ended March 31, 2021. The improvement in product gross margin is due to the 66% decrease in cost per unit slightly offset by the 15% decrease in average selling price.
Operating Expenses

	Three Months Ended March 31,		Change	Change
	2021	2020	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$4,712	$4,474	$238	5%
Sales and marketing	3,426	2,226	1,200	54
General and administrative	9,907	3,666	6,241	170
Total operating expenses:	$18,045	$10,366	$7,679	74%
Research and Development
Research and development expenses increased by $0.2 million, or 5%, to $4.7 million for the three months ended March 31, 2021 from $4.5 million for the comparable period in the prior year. The increase was primarily attributable to a $0.8 million increase in stock-based compensation expense and a $0.2 million increase in depreciation expense which was partially offset by a $0.4 million reduction in contractor, prototype, and equipment costs related to product development and $0.4 million decrease in personnel-related costs.
Sales and Marketing
Sales and marketing expenses increased by $1.2 million, or 54%, to $3.4 million for the three months ended March 31, 2021 from $2.2 million for the comparable period in the prior year. The increase was primarily attributable to an increase of $0.8 million in payroll and personnel-related costs driven by the addition of sales personnel in all our global regions, of which

$0.2 million was stock-based compensation related, as well as $0.4 million for additional branding and public relations expenses related to the Merger.
General and Administrative
General and administrative expenses increased by $6.2 million, or 170%, to $9.9 million for the three months ended March 31, 2021 from $3.7 million for the comparable period in the prior year. The increase was primarily due to an increase of $4.0 million of stock-based compensation, an increase of $1.3 million in legal, accounting and professional services fees relating to the Merger, an increase of $0.4 million in insurance premiums, an increase of $0.3 million of recruiting expenses relating to executive search and hiring, and an increase of $0.2 million in facilities related expenses.
Interest Income, Interest Expense and Other Income (Expense), Net

	Three Months Ended March 31,		Change	Change
	2021	2020	$	%
	(dollars in thousands)
Interest income	$1	$22	$(21)	(95)%
Interest expense	(504)	(1,277)	773	(61)
Other income (expense), net	(4,152)	(5,156)	1,004	(19)
Interest income was $0.001 million for the three months ended March 31, 2021 compared to $0.022 million for the comparable period in the prior year. This decrease in interest income was primarily related to a decrease in our cash and cash equivalent balances before the Merger closed on March 11, 2021 towards the end of the three months ended March 31, 2021.
Interest expense was $0.5 million for the three months ended March 31, 2021 compared to $1.3 million for the comparable period in the prior year. The decrease was primarily due to the conversion of convertible notes in the second quarter of 2020 and the repayment of bank debt in the third quarter of 2020 and the three months ended March 31, 2021, partially offset by $0.1 million of interest expense on promissory notes to certain investors (or their affiliates).
Other income (expense), net was $4.2 million for the three months ended March 31, 2021 compared to $5.2 million for the comparable period in the prior year. During the three months ended March 31, 2021, we recorded a loss of $8.8 million for the fair value change of redeemable convertible preferred stock warrant liability, partially offset by a gain of $4.7 million for the fair value change of Private Placement warrant liability which was recorded as other income. During the three months ended March 31, 2020, we recorded a loss of $5.3 million for the fair value change of derivative liability related to our convertible notes.
Income Taxes
We were subject to income taxes in the United States, Hong Kong, Thailand and China for the three months ended March 31, 2021 and 2020. Our income tax expense for three months ended March 31, 2021 and 2020 was not material to the Company’s condensed consolidated financial statements.
Liquidity and Capital Resources
Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, public company costs and general corporate needs. We expect these needs to continue as we develop and grow our business. Prior to the Merger, we primarily funded our operations from the net proceeds from sales of our preferred convertible stock and convertible notes, borrowing under our loan and security agreement with Runway Growth Credit Fund, Inc. and product revenue. Subsequent to the Merger, our principal sources of liquidity have been and are expected to be our cash and cash equivalents and product revenues.
As of the three months ended March 31, 2021 we had an accumulated deficit of $230.3 million and cash and cash equivalents of $257.2 million. We have experienced recurring losses from operations, and negative cash flows from operations, and we expect to continue operating at a loss and to have negative cash flows from operations for the foreseeable future. We believe our cash and cash equivalents on hand, together with cash we expect to generate from future operations, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. However, because we are in the growth stage of our business and operate in an emerging field of technology, we expect to continue to invest in research and development and expand our sales and marketing teams worldwide. We are likely to require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, the widespread COVID-19 pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.
PIPE Investment
On December 21, 2020, concurrently with the execution of the Merger Agreement, CLA entered into subscription agreements with certain institutional and accredited investors (collectively, the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase, in the aggregate, 10,000,000 shares of Ouster common stock at $10.00 per share for an aggregate commitment amount of $100,000,000 (the “PIPE Investment”), a portion of which was funded by certain affiliates of Colonnade Sponsor LLC, CLA’s sponsor (the “Sponsor”). The PIPE Investment was consummated substantially concurrently with the closing of the Merger.
Financing Arrangements
On November 27, 2018, we entered into a Loan and Security Agreement with Runway Growth Credit Fund, Inc. (“Runway Loan and Security Agreement”) and borrowed $10.0 million per the terms of that agreement with a loan maturity date of November 15, 2021. The loan carried an interest rate equal to LIBOR plus 8.50%. We repaid $3.0 million of the loan in August 2020.
On March 26, 2021 we terminated the Runway Loan and Security Agreement and repaid the $7.0 million principal amount outstanding as well as interest and fees amounting to $0.4 million. We incurred no prepayment fees in connection with the termination and all liens and security interests securing the loan made pursuant to the Runway Loan and Security Agreement were released upon termination. As of March 31, 2021 and December 31, 2020, the outstanding principal balance of the loan was nil and $7.0 million, respectively.
Cash Flow Summary

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$(12,399)	$(11,834)
Investing activities	(597)	(1,393)
Financing activities	258,799	2
Operating Activities
During the three months ended March 31, 2021, operating activities used $12.4 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $20.9 million, impacted by our non-cash charges of $11.3 million primarily consisting of stock-based compensation of $5.3 million, a $4.1 million change in fair value of warrant liabilities, depreciation and amortization of $1.1 million, change in right-of-use asset of $0.5 million, interest expense and amortization of debt issuance costs and debt discount of $0.3 million. The changes in our operating assets and liabilities of $2.8 million were primarily due to an increase in prepaid expenses and other assets of $1.2 million, a decrease in operating lease liability of $0.7 million, an increase in inventories of $0.5 million, a decrease in accounts payable and accrued and other liabilities of $0.3 million, and an increase in accounts receivable of $0.1 million.
During the three months ended March 31, 2020, operating activities used $11.8 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $18.7 million, impacted by our non-cash charges of $9.2 million primarily consisting of a $5.3 million change in fair value of derivative liability, inventory obsolescence impairment of $1.5 million, interest expense on convertible debt of $0.9 million, depreciation and amortization of $0.8 million, change in right-of-use asset of $0.4 million, stock-based compensation of $0.2 million, amortization of debt issuance costs and debt discount $0.1 million. The changes in our operating assets and liabilities of $3.5 million were primarily due to an increase in inventories of $3.0 million, and an increase in accounts receivable of $0.5 million. These amounts were partially offset by cash provided by changes in our operating assets and liabilities of $1.1 million which primarily consists of an increase of accounts payable of $0.6 million, an increase in accrued and other current liabilities of $0.3 million, and an increase of operating lease liability of $0.2 million.
Investing Activities
During the three months ended March 31, 2021, cash used in investing activities was $0.6 million, which was related to purchases of property, plant and equipment.
During the three months ended March 31, 2020, cash used in investing activities was $1.4 million, which was related to purchases of property, plant and equipment.
Financing Activities
During the three months ended March 31, 2021, cash provided by financing activities was $258.8 million, consisting primarily of $291.5 million proceeds (net of $8.4 million of pre-Merger costs relating to CLA) from the Merger and PIPE Investment offset by offerings costs of $26.1 million, and proceeds from exercise of stock options of $0.5 million, partially offset by repayment of debt of $7.0 million. There were promissory notes to related parties of $5.0 million that were issued and repaid during the three months ended March 31, 2021.
During the three months ended March 31, 2020, cash provided by financing activities was $0.002 million, which was related to proceeds from exercise of stock options.
Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any off-balance sheet arrangements, that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.
Contractual Obligations and Commitments
The following table represents our other future non-cancelable contractual obligations as of March 31, 2021, aggregated by type:

	Total	Less Than 1 Year	1 – 3 Years	More Than 3 Years
Purchase commitments (1)	$9,468	$9,468	$—	$—
Operating leases, including imputed interest (2)	16,460	3,554	7,575	5,331
Total contractual obligations	$25,928	$13,022	$7,575	$5,331
(1)Relates to non-cancelable purchase commitments with various parties to purchase goods or services, primarily inventory, entered into in the normal course of business.
(2)Consists of future non-cancelable minimum rental payments under operating leases for offices and warehouse.
We repaid the principal amount owed on our debt during the three months ended March 31, 2021.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, assumptions and judgments that can significantly impact the amounts we report as assets, liabilities, revenue, costs and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Our actual results could differ significantly from these estimates under different assumptions and conditions. There have been no significant changes to our critical accounting policies as disclosed in “Critical Accounting Policies and Estimates” in Exhibit 99.3 to our Super 8-K. Refer to Note 2, “Significant Accounting Policies” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of significant accounting policies and recent accounting pronouncements.
Recent Accounting Pronouncements

Please refer to Note 2 in our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
We do not believe that inflation has had a material effect on our business, results of operations or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations or financial condition.
Interest Rate Risk
As of March 31, 2021, we had cash and cash equivalents of approximately $257.2 million, out of which $6.5 million consisted of institutional money market funds, which carries a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Substantially all of our revenue is generated in U.S. dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the U.S. and to a lesser extent in Asia and Europe. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
Item 4. Controls and Procedures
Limitations on effectiveness of controls and procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021 due to the material weaknesses in our internal control over financial reporting described below.
Material Weaknesses and Remediation Plan
We identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training commensurate with our accounting and reporting requirements. This material weakness contributed to the following additional material weaknesses:
•We did not design and maintain effective controls over the period-end financial reporting process to achieve complete, accurate and timely financial accounting, reporting and disclosures, including segregation of duties and adequate controls related to journal entries and certain other business processes, and verifying transactions are properly classified in the financial statements. This material weakness resulted in adjustments to several account balances and disclosures in the consolidated financial statements for the years ended December 31, 2019 and 2018, and adjustments to the equity and warrant liabilities accounts and related disclosures in the condensed consolidated financial statements for the three months ended March 31, 2021.
•We did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of our consolidated financial statements. Specifically, we did not design and maintain (i) program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately and (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to our financial applications, programs and data to appropriate personnel. This material weakness did not result in a material misstatement to the consolidated financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected.
Additionally, each of these material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
We have begun the process of, and are focused on, designing and implementing effective internal control measures to improve our internal control over financial reporting and remediate the material weaknesses. Our efforts include a number of actions:
•We are actively recruiting additional personnel, in addition to engaging and utilizing third party consultants and specialists to supplement our internal resources and segregate key functions within our business processes, where appropriate.
•We also continue to take actions to improve our IT general controls, segregation of duties controls, period-end financial reporting controls, and journal entry controls.
•We are implementing comprehensive access control protocols for our enterprise resource planning environment to implement restrictions on user and privileged access to certain applications, establishing additional controls over the preparation and review of journal entries, establishing additional controls to verify transactions are properly classified in the financial statements, implementing controls to review the activities for those users who have privileged access and program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately.
While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period, we are committed to continuous improvement and will continue to diligently review our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
There is no material litigation, arbitration or governmental proceeding currently pending or to Ouster’s knowledge, threatened against us or any members of Ouster’s management team in their capacity as such. See Part I, Item 1 “Financial Statements (Unaudited) — Note 7 — Commitments and Contingencies.”
Item 1A. Risk Factors
As a result of the closing of the Merger, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 no longer apply. For risk factors relating to our business following the Merger, please refer to the section titled “Risk Factors” in the Proxy Statement/Prospectus, as updated by the risk factors disclosed in the section titled “Risk Factors” in our Super 8-K filed with the SEC on February 12, 2021 and March 15, 2021, respectively. Except for the new risk factor set forth below, there have been no material changes to such previously disclosed risk factors:
Risks Related to Operating as a Public Company
Certain of our warrants are accounted for as liabilities and the changes in value of such warrants could have a material effect on our financial results.
On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our Private Placement warrants. We evaluated the accounting treatment of our 6,000,000 Private Placement warrants, and determined to classify such warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Private Placement warrants each reporting period and that the amount of such gains or losses could be material.
The Company’s accounting treatment of the 6,000,000 Private Placement warrants and 9,999,996 Public warrants is based on its current interpretation of the SEC Statement and other guidance and may change in light of any further interpretive guidance, as may be applicable.
As further described below, we have concluded that CLA’s previously issued consolidated financial statements as of and for the year ended December 31, 2020 included in CLA’s Annual Report on Form 10-K for the year ended December 31, 2020 should be restated to reflect the impact of a change in accounting for the warrants and accordingly, should no longer be relied upon.
The restatement of CLA’s financial statements may lead to additional risks and uncertainties, including regulatory, litigation, stockholder or other actions, loss of investor and counterparty confidence and negative impacts on our stock price.
As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2021, on May 13, 2021, the Audit Committee of our Board of Directors (the "Audit Committee"), in response to the SEC Statement after discussion with management of the Company and based on management’s consultation with Marcum LLP, CLA’s independent registered public accounting firm prior to the Merger, and its legal advisors, concluded that CLA’s previously issued consolidated financial statements as of and for the year ended December 31, 2020 included in CLA’s Annual Report on Form 10-K for the year ended December 31, 2020 should be restated to reflect the impact of the change in accounting for the warrants and accordingly, should no longer be relied upon.
As a result of the expected restatement and associated non-reliance on CLA’s previously issued consolidated financial statements for the year ended December 31, 2020, we have incurred and expect to incur a number of additional costs and are subject to additional risks, including unanticipated costs for accounting and legal fees in connection with or related to the restatement. In addition, the attention of our management team may be diverted by these efforts. We could also be subject to regulatory, litigation, stockholder, or other actions in connection with the restatement, which would, regardless of the outcome, consume management's time and attention and may result in additional legal, accounting, and other costs. If we do not prevail in any such proceedings, we could be required to pay damages or settlement costs, which could be material. In addition, the restatement and related matters could impair our reputation or could cause our customers, stockholders, or other counterparties to lose confidence in us. Any of these occurrences could have a material adverse effect on our business, results of operations, financial condition, and stock price.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
Other than with respect to the PIPE Investment as described in the Company’s Super 8-K, we sold no securities during the three months ended March 31, 2021 that were not registered under the Securities Act.
Use of Proceeds
On August 25, 2020, CLA consummated an initial public offering of 20,000,000 units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant (the “Units”). The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per unit, generating gross proceeds of $200,000,000. BTIG acted as sole book-running manager, of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-240378). The Securities and Exchange Commission declared the registration statement effective on August 20, 2020. The funds from the initial public offering were used as consideration for the Merger.
Issuer Purchases of Equity Securities
During the month of February 2021, we repurchased 313,659 shares of OTI common stock from employees who left the company with unvested shares including without limitation, shares related to early exercises of stock options. The average price per share paid by us for these repurchased shares was $0.66. These shares may be deemed to be “issuer purchases” of shares.
We did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act during the three months ended March 31, 2021.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference

		Form	File No.	Exhibit	Filing Date	Filed/ Furnished herewith
2.1†	Agreement and Plan of Merger, dated as of December 21, 2020, by and among the Company, Beam Merger Sub, Inc. and Ouster, Inc.	S-4/A	333-251611	2.1	2/10/2021
3.1	Certificate of Incorporation of Ouster, Inc.	S-4 POS	333-251611	3.1	3/10/2021
3.2	Bylaws of Ouster, Inc.	S-4 POS	333-251611	3.2	3/10/2021
4.1	Warrant Agreement, dated August 20, 2020, between Colonnade Acquisition Corp. and Continental Stock Transfer & Trust Company	8-K	001-39463	4.1	8/25/2020
4.2	Specimen Warrant Certificate of the Registrant.	S-1	333-240378	4.3	8/4/2020
10.1	Form of Indemnification Agreement	8-K	001-39463	10.1	3/15/2021
10.2	Amended and Restated Registration Rights Agreement, by and among Ouster, Inc. and the holders party thereto	8-K	001-39463	10.2	3/15/2021
10.3	2021 Incentive Award Plan	8-K	001-39463	10.3	3/15/2021
10.3.1	Form of Restricted Stock Unit Agreement under the Ouster, Inc. 2021 Incentive Award Plan Agreement	8-K	001-39463	10.3(b)	3/15/2021
10.4	Ouster, Inc. Non-Employee Director Compensation Policy	8-K	001-39463	10.8	3/15/2021
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
____________

†	The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.
*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ouster, Inc.
Date: May 14, 2021	By:	/s/ Anna Brunelle
	Name:	Anna Brunelle
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)