Form 10-K/A
period 2020-12-31
Ouster, Inc.
filed 2021-06-30
CIK 1816581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO

COMMISSION FILE NUMBER 001-39463

Ouster, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-2528989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

350 Treat Avenue
San Francisco, California	94110
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 949-0108

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common stock, $0.0001 par value per share	OUST	New York Stock Exchange
Warrants to purchase common stock	OUST WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant was not a public company at June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates at such date.

As described in its original Annual Report on Form 10-K, as of March 9, 2021, Colonnade Acquisition Corp. had 20,000,000 of its Class A ordinary shares, $0.0001 par value per share, and 5,000,000 of its Class B ordinary shares, $0.0001 par value per share, outstanding. As of June 25, 2021, Ouster, Inc. had 161,343,284 shares of common stock, $0.0001 par value per share, outstanding.

EXPLANATORY NOTE

On December 21, 2020, Ouster Technologies, Inc. (“OTI”) entered into a merger agreement with Colonnade Acquisition Corp. (“CLA”) and Beam Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and subsidiary of CLA. OTI’s board of directors unanimously approved OTI’s entry into an Agreement and Plan of Merger (the “Merger Agreement”), and on March 11, 2021, the transactions contemplated by the Merger Agreement were consummated. Pursuant to the terms of the Merger Agreement, (i) CLA domesticated as a corporation incorporated under the laws of the State of Delaware and changed its name to “Ouster, Inc.” and (ii) Merger Sub merged with and into OTI (such transactions contemplated by the Merger Agreement, the “Merger”), with OTI surviving the Merger. Ouster, Inc. (“Ouster”) is the reporting successor to CLA pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended.

As a result of the Merger and by operation of Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934, as amended, Ouster became the successor issuer to CLA, and Ouster is filing this Amendment No. 1 (this “Amendment”) to CLA’s Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2021 (the “Original 10-K”), to restate CLA’s financial statements and related footnote disclosures as of December 31, 2020 and for the period from June 4, 2020 (inception) through December 31, 2020, the interim period ended September 30, 2020, and certain items on the Company’s previously issued audited balance sheet dated as of August 25, 2020, which was included in the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2020 (the “IPO Closing 8-K”) (collectively, the “Affected Periods”). Ouster is filing this Amendment in its capacity as the successor issuer to CLA. Unless the context otherwise requires, references in this Amendment to “we,” “us,” “our” and the “Company” refer to CLA prior to the Merger and to Ouster and its subsidiaries following the Merger.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission (the “SEC”) together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). The SEC Statement discussed certain features of warrants commonly issued in SPAC transactions and stated that warrants with such features should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings, as opposed to equity. After consideration of the guidance in the SEC Statement, while the terms of the private placement warrants (“private placement warrants”) and public warrants (the “public warrants” and, together with the private placement warrants, the “warrants”) recorded in CLA’s financial statements have not changed, the Company concluded the Warrants should have been classified as a liability under Accounting Standards Codification 815 in CLA’s financial statements and it must amend the accounting treatment of the warrants recorded in CLA’s consolidated financial statements.

As a result of the foregoing and as reported in the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2021, on May 13, 2021, the Company’s Audit Committee of the Board of Directors, after discussion with management of the Company and based on management’s consultation with Marcum LLP, CLA’s independent registered public accounting firm prior to the Merger, and its legal advisors, concluded that CLA’s previously issued consolidated financial statements as of and for the year ended December 31, 2020 included in CLA’s Original 10-K should be restated to reflect the impact of the SEC Statement and accordingly, should no longer be relied upon. Similarly, any previously furnished or filed reports, related earnings releases, investor presentations or similar communications describing CLA’s financial results for the Affected Periods, including CLA’s financial statements for the interim period ended September 30, 2020 and balance sheet dated as of August 25, 2020, should no longer be relied upon.

An explanation of the impact on CLA’s financial statements is contained in Note 2. Restatement of Previously Issued Audited and Unaudited Financial Statements to the accompanying financial statements. The warrant agreement setting forth the terms of the warrants is attached as Exhibit 4.1 to CLA’s Current Report on Form 8-K filed with the SEC on August 25, 2020.

All amounts in this Form 10-K/A affected by the restatement adjustments reflect such amounts as restated. These restatements result in non-cash financial statement corrections and will have no impact on the Company’s historical liquidity, or revenues. The restatement will also have no impact on the historical financial statements of OTI included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2021.

Internal Controls Considerations

In connection with the restatement, management has re-evaluated the effectiveness of CLA’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). As a result of that assessment, management has concluded that CLA’s disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2020, due to a material weakness in CLA’s internal control over financial reporting related to the accounting for the warrants. For a discussion of management’s consideration of CLA’s disclosure controls and procedures, internal controls over financial reporting, and the material weakness identified, see Part II, Item 9A, “Controls and Procedures” of this Amendment.

Items Amended

The Company is filing this Amendment to modify the Original 10-K as appropriate to reflect the classification of the warrants as a liability in CLA’s consolidated financial statements. As such, the following items have been amended and restated in their entirety:

•	Part I, Item 1A. Risk Factors

•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II, Item 8. Financial Statements and Supplementary Data

•	Part II, Item 9A. Controls and Procedures

•	Part IV, Item 15. Exhibits and Financial Statement Schedules.

Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with Part IV, Item 15 of this Amendment currently dated certifications from our Principal Executive Officer and Principal Financial Officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, no other information included in the Original 10-K is being amended or updated by this Amendment and this Amendment does not purport to reflect any information or events subsequent to the Original 10-K, including the consummation of the Merger. This Amendment continues to describe the conditions as of the date of the Original 10-K and, except for the cover page, this explanatory note or as expressly contained herein, the Company has not updated, modified or supplemented the disclosures contained in the Original 10-K. Accordingly, this Amendment should be read in conjunction with the Original 10-K and with the Company’s filings with the SEC subsequent to the Original 10-K.

The Company has not filed, and does not intend to file, amendments to the Quarterly Report on Form 10-Q as of and for the three months ended September 30, 2020 and for the period from June 4, 2020 (inception) through September 30, 2020 and its Current Report on Form 8-K filed with the SEC on August 31, 2020 relating to its balance sheet dated as of August 25, 2020. Accordingly, investors should rely only on the financial information and other disclosures regarding the Affected Periods in this Amendment or in the Company’s future filings with the SEC (as applicable), and not on any previously furnished or filed reports, related earnings releases, investor presentations or similar communications of the Company describing the Company’s financial results for the Affected Periods.

Unless the context otherwise requires, references in this Amendment to “we,” “us,” “our” and the “Company” refer to Colonnade Acquisition Corp. prior to the Merger and to Ouster, Inc. and its subsidiaries following the Merger.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report may constitute “forward looking statements” for purposes of the federal securities laws. Our forward looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward looking statements in this Amendment and the Original 10-K may include, for example, statements about:

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

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in the Original 10-K and this Amendment. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

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

The disclosure in Item 1A. Risk Factors in the Original 10-K has been amended to add the following additional risk factors: “— Certain of our warrants are accounted for as liabilities and the changes in value of such warrants could have a material effect on our financial results.”; “— The restatement of CLA’s financial statements may lead to additional risks and uncertainties, including regulatory, litigation, stockholder or other actions, loss of investor and counterparty confidence and negative impacts on our stock price.”; “— We have identified a material weakness in CLA’s internal control over financial reporting as of December 31, 2020, and, as a result, we have determined that CLA’s disclosure controls and procedures were not effective as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting and effective disclosure controls and procedures, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.”. Other than the foregoing, there have been no changes to the risk factors disclosed in CLA’s Original 10-K. Unless the context otherwise requires, references in this “Item 1A. Risk Factors” to “we,” “us,” “our” and the “Company” refer to CLA if relating to a statement made prior to the Merger and refer to Ouster (as successor registrant to CLA) or the Company’s management, as the context may require, if relating to a statement made after the consummation of the Merger.

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

As a result of the SEC Statement, we evaluated the accounting treatment of CLA’s 6,000,000 private placement warrants and 10,000,000 public warrants as of December 31, 2020, and determined to classify such warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control and we may recognize non-cash gains or losses on the Warrants each reporting period and that the amount of such gains or losses could be material. The Company’s accounting treatment of the Warrants is based on its current interpretation of the SEC Statement and other guidance and may change in light of any further interpretive guidance, as may be applicable.

The restatement of CLA’s financial statements may lead to additional risks and uncertainties, including regulatory, litigation, stockholder or other actions, loss of investor and counterparty confidence and negative impacts on our stock price.

As a result of the restatement of CLA’s consolidated financial statements included in this Amendment, we have incurred and expect to incur a number of additional costs and are subject to additional risks, including unanticipated costs for accounting and legal fees in connection with or related to the restatement and this Amendment. In addition, the attention of our management team may be diverted by these efforts. We could also be subject to regulatory, litigation, stockholder, or other actions in connection with the restatement, which would, regardless of the outcome, consume management’s time and attention and may result in additional legal, accounting, and other costs. If we do not prevail in any such proceedings, we could be required to pay damages or settlement costs, which could be material. In addition, the restatement and related matters could have a negative effect on our reputation or could cause our customers, stockholders, or other counterparties to lose confidence in us. Any of these occurrences could have a material adverse effect on our business, results of operations, financial condition, and stock price.

We have identified a material weakness in CLA’s internal control over financial reporting as of December 31, 2020, and, as a result, we have determined that CLA’s disclosure controls and procedures were not effective as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting and effective disclosure controls and procedures, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Statement, after consultation with CLA’s independent registered public accounting firm prior to the Merger, our management and our Audit Committee concluded that, in light of the SEC Statement, it was appropriate to restate CLA’s previously issued audited consolidated financial statements as of and for the period from June 4, 2020 (inception) through December 31, 2020 (the “Restatement”). As part of such process, we identified a material weakness in CLA’s internal controls over financial reporting, as further described in Item 9A. Controls and Procedures. In addition, management, along with our principal executive and financial officers, have concluded that CLA’s disclosure controls and procedures were not effective as of December 31, 2020, in light of the material weakness identified in CLA’s internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and the prices of our securities may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of CLA’s financial condition and results of operations should be read in conjunction with CLA’s audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Amendment. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Amendment and the Original 10-K. Unless the context otherwise requires, references in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “us,” “our” and the “Company” refer to CLA if relating to a statement made prior to the Merger and refer to Ouster (as successor registrant to CLA) or the Company’s management, as the context may require, if relating to a statement made after the consummation of the Merger.

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

Agreement for Business Combination

On December 21, 2020, we entered into a Merger Agreement, with Merger Sub and OTI, relating to a proposed business combination between the Company and OTI.

Pursuant to the Merger Agreement, the Company will domesticate as Ouster, a Delaware corporation, and Merger Sub, a wholly owned subsidiary of the Company, will merge with and into OTI, the separate corporate existence of Merger Sub will cease and OTI will be the surviving corporation and a wholly owned subsidiary of the Company. In connection with the consummation of the Merger, the Company will change its name to “Ouster, Inc.”

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

For the period from June 4, 2020 (inception) through December 31, 2020

For the period from June 4, 2020 (inception) through December 31, 2020, we had a net loss of $51.5 million, which consisted of operating costs of $3.1 million and change in fair value of warrant liabilities of $48.4 million, offset by interest earned on marketable securities held in the Trust Account of $57,914 and an unrealized gain on marketable securities held in the Trust Account of $3,140.

For the period from June 4, 2020 (inception) through September 30, 2020

For the period from June 4, 2020 (inception) through September 30, 2020, we had a net income of $1.6 million, which consisted of change in fair value of warrant liabilities of $2.1 million, and interest earned on marketable securities held in the Trust Account of $15,961, offset by operating costs of $432,390, and unrealized loss on marketable securities held in the Trust Account of $14,209.

For the three months ended September 30, 2020

For the three months ended September 30, 2020, we had a net income of $1.6 million, which consisted of change in fair value of warrant liabilities of $2.1 million, and interest earned on marketable securities held in the Trust Account of $15,961, offset by operating costs of $427,390, and unrealized loss on marketable securities held in the Trust Account of $14,209.

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

For the period from June 4, 2020 (inception) through December 31, 2020, cash used in operating activities was $729,512, which primarily consisted of our net loss of $51.5 million, issuance costs related to warrant liability of $371,124, change in fair value of warrant liabilities of $48.4 million, and changes in operating assets and liabilities, which provided $2,034,108 of cash.

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

As a result of the restatement described in Note 2 “Restatement of Previously Issued Audited and Unaudited Financial Statements” to the financial statements included herein, we classify the warrants issued in connection with our IPO and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the derivative warrants liabilities and an agreement to pay the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial and administrative support services, provided to the Company. We began incurring these fees on August 21, 2020 and will continue to incur these fees monthly until the earlier of the completion of a business combination and the Company’s liquidation.

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

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A ordinary shares for the period. Net loss per common share, basic and diluted for Class B ordinary shares is calculated by dividing net loss less income attributable to Class A ordinary shares, by the weighted average number of shares of Class B ordinary shares outstanding for the period presented.

Warrant Liability

We account for liability-classified warrants as derivative instruments. Liability-classified warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a change in fair value of warrant liabilities expense on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. Upon settlement, the warrant liability will be reclassified to additional paid-in capital. The fair value of the public warrants issued in connection with our initial public offering were initially measured at fair value using a Monte Carlo simulation approach. The fair value of the public warrants was measured based on the listed market price of such public warrants starting October 2020. In the case of the private placement warrants the Company used a Black-Scholes option pricing model for initial measurement and remeasurement for each reporting date in 2020 accordingly.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to pages F-1 through F-22 included in Item 15, Exhibits and Financial Statement Schedules included elsewhere in this Amendment.

ITEM 9A. CONTROLS AND PROCEDURES.

The disclosure in Item 9A. Controls and Procedures in the Original 10-K is hereby amended and restated in its entirety. As used in this Item 9A. Controls and Procedures, “we” and “our” shall mean CLA or CLA’s management, as the context may require, if relating to a statement made prior to the Merger and shall mean the Company (as successor registrant to CLA) or the Company’s management, as the context may require, if relating to a statement made after the consummation of the Merger. Any material weakness described herein with respect to an Affected Period means the material weakness of CLA.

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

Evaluation of disclosure controls and procedures

The principal executive officer and the principal financial officer of CLA carried out an evaluation of the effectiveness of the design and operation of CLA’s disclosure controls and procedures as of December 31, 2020. Based upon the evaluation at that time, CLA’s principal executive officer and principal financial officer had concluded that CLA’s disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d-15(e) under the Exchange Act) were effective. The principal executive officer and principal financial officer of CLA as of December 31, 2020 are not employed by us as of the date of this Amendment. In connection with this Amendment, our management re-evaluated, with the participation of our current principal executive officer and principal financial officer, the effectiveness of CLA’s disclosure controls and procedures as of December 31, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2020, solely due to the material weakness that we identified related to the restatement of CLA’s financial statements to reclassify CLA’s warrants as described in the Explanatory Note to this Amendment, CLA’s disclosure controls and procedures were not effective as of December 31, 2020.

Management’s Report on Internal Control over Financial Reporting

Although the Original 10-K did not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies, the Company is now required to provide management’s assessment regarding internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Under the supervision of and with the participation of our current management, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the COSO (2013 framework). Our management concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to a material weakness in internal control over financial reporting related to inaccurate accounting and reporting for our public warrants and private placement warrants issued in connection with our Public Offering. Notwithstanding this material weakness, management has concluded that our audited consolidated financial statements included in this Amendment are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

After consideration of the views expressed in the SEC Statement, the Company’s management identified a control deficiency in the operation of our internal control over financial reporting. Specifically, the Company did not design and maintain effective controls over the period-end financial reporting process to achieve complete, accurate and timely financial accounting, reporting and disclosures, including adequate controls related to journal entries and certain other business processes, and verifying transactions are properly classified in the financial statements. This control deficiency resulted in the Company having to restate its audited consolidated financial statements contained in the Original 10-K and, if not remediated, could result in a material misstatement to future annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

This Amendment does not include an attestation report of internal controls from the Company’s independent registered public accounting firm due to the Company’s status as an emerging growth company under the JOBS Act.

Plan for Remediation of the Material Weakness in Internal Control Over Financial Reporting

In response to this material weakness, the Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. Our efforts include actively recruiting additional personnel, in addition to engaging and utilizing third party consultants and specialists to supplement our internal resources and segregate key functions within our business processes, where appropriate.

Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. There is no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Controls

Other than the changes made to remediate the material weakness described above, there were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The disclosure in Item 15. Exhibits and Financial Statement Schedules, Part (a) in the Original 10-K is hereby amended and restated by the following. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including in Part (c) of this Amendment currently dated certifications from our Principal Executive Officer and Principal Financial Officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2. There have been no other changes to the Exhibit List in Part (c).

(a) The following documents are filed as part of this report:

(1) Financial Statements

OUSTER, INC. (f/k/a COLONNADE ACQUISITION CORP.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Ouster, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Ouster, Inc. (formerly Colonnade Acquisition Corp.) (the “Company”) as of December 31, 2020, the related statement of operations, shareholders’ equity, and cash flows for each of the for the period from June 4, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from June 4, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of the Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements have been restated.

Explanatory Paragraph — Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination by August 25, 2022, the Company’s cash and working capital as of December 31, 2020 are not sufficient to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, Texas

March 8, 2021, except for the effects of the restatement discussed in Notes 2 and 9, as to which the date is June 30, 2021

OUSTER, INC. (f/k/a COLONNADE ACQUISITION CORP.)

BALANCE SHEET

DECEMBER 31, 2020 (AS RESTATED)

ASSETS
Current Assets
Cash	$697,957
Prepaid expenses	314,138

Total Current Assets	1,012,095
Cash and marketable securities held in Trust Account	200,061,054

Total Assets	$201,073,149

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$2,348,246
Accrued offering costs	100

Total Current Liabilities	2,348,346
Deferred underwriting fee payable	7,000,000
Public warrants derivative liability	35,800,000
Private warrants derivative liability	22,834,000

Total Liabilities	67,982,346

Commitments
Class A ordinary shares subject to possible redemption, 12,805,171 shares at redemption value	128,090,803

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 7,194,829 shares issued and outstanding (excluding 12,805,171 shares subject to possible redemption)	719
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	56,511,471
Accumulated deficit	(51,512,690)

Total Shareholders’ Equity	5,000,000

Total Liabilities and Shareholders’ Equity	$201,073,149

The accompanying notes are an integral part of the consolidated financial statements.

OUSTER, INC. (f/k/a COLONNADE ACQUISITION CORP.)

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JUNE 4, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

Formation and operational costs	$2,763,620

Loss from operations	(2,763,620)
Other expense:
Change in fair value of warrant liabilities	(48,439,000)
Interest earned on marketable securities held in Trust Account	57,914
Unrealized gain on marketable securities held in Trust Account	3,140
Allocated expense for warrant issuance cost	(371,124)

Other expense	(48,749,070)

Net loss	$(51,512,690)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	13,913,043

Basic and diluted net income per share, Class A ordinary shares	$0.00

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,000,000

Basic and diluted net loss per share, Class B ordinary shares	$(13.52)

The accompanying notes are an integral part of the consolidated financial statements.

OUSTER, INC. (f/k/a COLONNADE ACQUISITION CORP.)

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JUNE 4, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance – June 4, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Sale of 20,000,000 Units, net of underwriting discounts and offering costs	20,000,000	2,000	—	—	182,371,493	—	182,373,493
Excess of cash received over fair value of Private Placement Warrants	—	—	—	—	2,205,000	—	2,205,000
Forfeiture of Founder Shares	—	—	(750,000)	(75)	75	—	—
Class A ordinary shares subject to possible redemption	(12,805,171)	(1,281)	—	—	(112,076,641)	—	(112,077,922)
Accretion to redemption value	—	—	—	—	(16,012,881)	—	(16,012,881)
Net loss	—	—	—	—	—	(51,512,690)	(51,512,690)

Balance – December 31, 2020	7,194,829	$719	5,000,000	$500	$56,511,471	$(51,512,690)	$5,000,000

The accompanying notes are an integral part of the consolidated financial statements.

OUSTER, INC. (f/k/a COLONNADE ACQUISITION CORP.)

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 4, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

Cash Flows from Operating Activities:
Net loss	$(51,512,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(57,914)
Unrealized gain on marketable securities held in Trust Account	(3,140)
Issuance costs related to warrant liability	371,124
Change in fair value of warrant liabilities	48,439,000
Changes in operating assets and liabilities:
Prepaid expenses	(314,138)
Accrued expenses	2,348,246

Net cash used in operating activities	(729,512)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(200,000,000)

Net cash used in investing activities	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	196,000,000
Proceeds from sale of Private Placement Warrants	6,000,000
Proceeds from promissory note – related party	126,005
Repayment of promissory note – related party	(126,005)
Payment of offering costs	(572,531)

Net cash provided by financing activities	201,427,469

Net Change in Cash	697,957
Cash – Beginning	—

Cash – Ending	$697,957

Non-Cash Investing and Financing Activities:
Deferred underwriting fee payable	7,000,000

Offering costs paid directly by Sponsor from proceeds from issuance of Class B ordinary shares	$25,000

Offering costs included in accrued offering costs	$100

The accompanying notes are an integral part of the consolidated financial statements.

OUSTER, INC. (f/k/a COLONNADE ACQUISITION CORP.)

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from June 4, 2020 (inception) through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and activities in connection with the proposed acquisition of Ouster, Inc., a Delaware corporation (“Ouster”) (see Note 7). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering became effective on August 20, 2020. On August 25, 2020, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares” and with respect to the warrants included in the Units sold, the “Public Warrants”), at $10.00 per Unit, generating gross proceeds of $200,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,000,000 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Colonnade Sponsor LLC (the “Sponsor”), generating gross proceeds of $6,000,000, which is described in Note 5.

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

If the Company seeks shareholder approval, the Company will complete a Business Combination only if it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who vote at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Business Combination, and instead may search for an alternate Business Combination. Additionally, each public shareholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Restatement of Previously Issued Financial Statements

The Company has restated its consolidated financial statements as of December 31, 2020 and for the period from June 4, 2020 (inception) through December 31, 2020, as well as the unaudited condensed financial statements for the three months ended September 30, 2020 and for the period from June 4, 2020 (inception) through September 30, 2020, and the audited balance sheet as of August 25, 2020, to correct misstatements in those prior periods primarily related to misstatements identified in improperly applying accounting guidance on certain warrants, recognizing them as equity instead of a warrant liability, under the guidance of Accounting Standards Codification (“ASC”) 815-40, Contracts in Entity’s Own Equity.

See Note 2 for additional information regarding the errors identified and the restatement adjustments made to the consolidated financial statements.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED AUDITED AND UNAUDITED FINANCIAL STATEMENTS

In May 2021, the Audit Committee of the Company’s Board of Directors, after considering the recommendations of management, concluded that, because of a misapplication of the accounting guidance related to its Warrants, the Company’s previously issued financial statements for the periods beginning June 4, 2020 (inception) through December 31, 2020 (collectively, the “Affected Periods”) should no longer be relied upon. As such, the Company is restating its consolidated financial statements for the Affected Periods.

On April 12, 2021, the Staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Staff Statement”). In the Staff Statement, the Staff of the SEC expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on August 25, 2020, the Company’s Warrants were accounted for as equity within the Company’s previously reported consolidated balance sheets. Accordingly, the consolidated statements of operations did not include any subsequent noncash changes in estimated fair value of the Warrants. The views expressed in the Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement. In light of the Staff Statement, the Company reassessed its accounting for the Warrants and concluded that the Warrants should be presented as liabilities with subsequent fair value remeasurement.

The warrant agreement governing the Warrants includes a provision (the “Replacement of Securities Upon Reorganization”), the application of which could result in a different settlement value for the Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Private Placement Warrants which contain this term could not be considered “indexed to the Company’s own stock.” In addition, the provision provides that in the event of a tender or exchange offer accepted by holders of more than 50% of the outstanding shares of the Company’s ordinary shares, all holders of the Warrants (both the Public Warrants and the Private Placement Warrants) would be entitled to receive cash for their Warrants. In other words, in the event of a qualifying cash tender offer (which could be outside of the Company’s control), all Warrant holders would be entitled to cash, while only certain of the holders of the Company’s ordinary shares would be entitled to cash. These provisions preclude the Company from classifying the Warrants in stockholders’ equity. As a result of these provisions, the Company has restated its consolidated financial statements to reflect the Company’s Warrants as a derivative liability with changes in fair value recorded in the current period earnings. In addition, a portion of offering costs were allocated to the Warrants and recognized in expense. The material terms of the Warrants are more fully described in Note 8.

The following presents a reconciliation of the consolidated balance sheets, statements of operations and cash flows for the Affected Periods.

	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet as of December 31, 2020
Public warrants derivative liability	—	35,800,000	35,800,000
Private warrants derivative liability	—	22,834,000	22,834,000
Total liabilities	9,348,246	58,634,000	67,982,246
Class A ordinary shares subject to possible redemption	186,724,794	(58,633,991)	128,090,803
Class A ordinary shares	133	586	719
Additional Paid-In Capital	7,701,942	48,809,529	56,511,471
Accumulated Deficit	(2,702,566)	(48,810,124)	(51,512,690)
Total stockholders’ equity	5,000,009	(9)	5,000,000
Statement of Operations for the period from June 4, 2020 (Inception) through December 31, 2020
Loss from operations	(2,763,620)	—	(2,763,620)
Change in fair value of warrant liabilities	—	(48,439,000)	(48,439,000)
Allocated expense for warrant issuance cost	—	371,124	371,124
Total other income (expense)	61,054	(48,810,124)	(48,749,070)
Net loss	(2,702,566)	(48,810,124)	(51,512,690)
Basic and diluted net loss per share, ordinary shares	(0.45)	(13.07)	(13.52)
Statement of Cash Flows for the period from June 4, 2020 (Inception) through December 31, 2020
Net loss	(2,702,566)	(48,810,124)	(51,512,690)
Issuance costs related to warrant liability	—	371,124	371,124
Change in fair value of warrant liabilities	—	48,439,000	48,439,000

	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet as of September 30, 2020
Public warrants derivative liability	—	5,100,000	5,100,000
Private warrants derivative liability		3,024,141	3,024,141
Total liabilities	7,100,100	8,124,141	15,224,241
Class A ordinary shares subject to possible redemption	189,367,849	(8,124,135)	181,243,714
Class A ordinary shares	106	82	188
Additional Paid-In Capital	5,058,839	(1,699,823)	3,359,016
Retained Earnings (Accumulated Deficit)	(59,514)	1,699,735	1,640,221
Total stockholders’ equity	5,000,006	(6)	5,000,000

Statement of Operations for the period from June 4, 2020 (inception) through September 30, 2020
Loss from operations	(61,266)	—	(61,266)
Change in fair value of warrant liabilities	—	2,070,859	2,070,859
Allocated expense for warrant issuance cost	—	371,124	371,124
Total other income	1,752	1,699,735	1,701,487
Net income (loss)	(59,514)	1,699,735	1,640,221
Basic and diluted net (loss) per share, ordinary shares	(0.01)	—	(3.68)
Statement of Operations for the three months ended September 30, 2020
Loss from operations	(56,266)	—	(56,266)
Change in fair value of warrant liabilities	—	2,070,859	2,070,859
Allocated expense for warrant issuance cost	—	371,124	371,124
Total other income	1,752	1,699,735	1,701,487
Net income (loss)	(54,514)	1,699,735	1,645,221
Basic and diluted net loss per share, ordinary shares	(0.01)	(2.86)	(2.87)
Statement of Cash Flows for the period from June 4, 2020 (inception) through September 30, 2020
Net income (loss)	(59,514)	1,699,735	1,640,221
Issuance costs related to warrant liability	—	371,124	371,124
Change in fair value of warrant liabilities	—	(2,070,859)	(2,070,859)

	As of August 25, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Public warrants derivative liability	—	6,400,000	6,400,000
Private warrants derivative liability	—	3,795,000	3,795,000
Total liabilities	8,191,331	10,195,000	18,386,331
Class A Ordinary Shares	106	102	208
Additional Paid-In Capital	5,004,328	371,013	5,375,341
Accumulated Deficit	(5,000)	(371,124)	(376,124)
Total stockholders’ equity	5,000,009	(9)	5,000,000

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Offering Costs Associated with the Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs that were directly related to the Public Offering. Offering costs related to the issuance of shares were recognized in shareholders’ equity while costs associated with the warrant liabilities were expensed in the Company’s consolidated statements of operations upon the completion of the Public Offering in August 2020.

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

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

The Company accounts for warrants for shares of the Company’s Class A common stock as derivative liabilities held at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a change in fair value of warrant liabilities expense in the Company’s consolidated statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. At that time, the warrant liability will be reclassified to additional paid-in capital.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 16,000,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income per share for Class A ordinary shares in a manner similar to the two-class method of income per ordinary share. Net income per ordinary share, basic and diluted, for Class A Ordinary shares is calculated by dividing the proportionate share of income on marketable securities held by the Trust Account by the weighted average number of Class A Ordinary shares outstanding since original issuance.

Net loss per share, basic and diluted, for Class B ordinary shares is calculated by dividing the net loss, adjusted for income on marketable securities attributable to Class A Ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

For the Period from June 4, 2020 (inception) through December 31, 2020
Class A Ordinary shares
Numerator: Earnings allocable to Class A Ordinary shares
Interest income	$54,051
Unrealized gain on investments held in Trust Account	2,931

Net income allocable to Class A Ordinary shares	$56,982

Denominator: Weighted Average Class A Ordinary
Basic and diluted weighted average shares outstanding	13,913,043

Basic and diluted net income per share	$0.00

Class B Ordinary Shares
Numerator: Net Loss minus Net Earnings
Net loss	$(51,512,690)
Less: Net income allocable to Class A Ordinary Shares	(56,982)
Less: Accretion of Class A Ordinary Shares to redemption value	(16,012,881)

Net Loss attributable to Class B Ordinary Shares	$(67,582,553)

Denominator: Weighted Average Class B Ordinary Shares
Basic and diluted weighted average shares outstanding	5,000,000

Basic and diluted net loss per Class B Ordinary Share	$(13.52)

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $6,000,000. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On June 30, 2020, the Sponsor paid an aggregate of $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 of the Company’s Class B ordinary shares (the “Founder Shares”). The Founder Shares included an aggregate of up to 750,000 shares that were subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. On October 9, 2020, the underwriters’ election to exercise their over-allotment option expired unexercised, resulting in the forfeiture of 750,000 Founder Shares. Accordingly, as of December 31, 2020, there are 5,000,000 Founder Shares issued and outstanding (see Note 8).

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

Private Placement Warrants

Simultaneously with the closing of the Public Offering, the Sponsor purchased an 6,000,000 Private Placement Warrants at a price of $1.0 per Private Placement Warrant, generating gross proceeds of $6,000,000.

Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Business Combination.

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

NOTE 7. COMMITMENTS

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

Merger Agreement

On December 21, 2020, the Company entered into the Merger Agreement, with Merger Sub and Ouster, relating to a proposed business combination transaction between the Company and Ouster.

Pursuant to the Merger Agreement, Merger Sub will merge with and into Ouster, the separate corporate existence of Merger Sub will cease and Ouster will be the surviving corporation and a wholly owned subsidiary of the Company and will be renamed Ouster Inc.

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

NOTE 8. SHAREHOLDERS’ EQUITY

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

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 7,194,829 Class A ordinary shares issued and outstanding, excluding 12,805,171 Class A ordinary shares subject to possible redemption.

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

NOTE 9. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$200,061,054
Liabilities:
Public warrants derivative liability	1	35,800,000
Private warrants derivative liability	2	22,834,000

Level 1 instruments include investments in U.S. Treasury Bills, and the Public Warrants when representative market prices were available based on the public trading of the Public Warrants.

The estimated fair value of the Private Placement Warrants, and the Public Warrants, prior to being separately listed and traded, is determined using Level 3 inputs. In the case of the Public Warrants, the Company used a Monte Carlo simulation approach. In the case of the Private Placement Warrants the Company used a Black-Scholes option pricing model. Inherent in options pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility input based on the observed price of its Public Warrants, when available. Otherwise, the volatility input is based on implied volatilities of guideline companies. The risk-free interest rate is based on the U.S. Treasury curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants is assumed to be equivalent to a probability-weighted average between a two-year life (in the event that there is no business combination) and the contractual life (if a business combination is consummated) of the Warrants.

The following table provides quantitative information regarding fair value assumptions for the Warrants upon initial recognition:

	Public Warrants	Private Placement Warrants
Share price	$9.68	$9.68
Exercise price	$11.50	$11.50
Expected term (years)	5.52	5.52
Volatility	13.17%	13.17%
Risk-free rate	0.30%	0.30%

The change in the fair value of Level 3 warrant liabilities is summarized as follows:

Warrant liabilities (Level 3)
Beginning balance	$—
Issuance of Public Warrants and Private Placement Warrants	10,195,000
Change in valuation inputs or other assumptions	(2,070,859)
Transfer from Level 3 measurement	(8,124,141)

Fair value as of December 31, 2020	$—

The estimated $5.1 million fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement and $3.0 million Private Placement Warrants transferred from a Level 3 measurement to a Level 2 in October 2020 when the Public Warrants were separately listed and traded. As of September 30, 2020 Level 1 and Level 2 fair value measurements were used for Public Warrants and Private Placement Warrants respectively as trade start in early October 2020 was relatively close to the balance sheet date.

NOTE 10. SUBSEQUENT EVENTS

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

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of December 21, 2020, by and among Colonnade Acquisition Corp., Beam Merger Sub, Inc. and Ouster, Inc. (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-251611), filed with the SEC on December 22, 2020).

3.1	Amended and Restated Memorandum and Articles of Association (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39463), filed with the SEC on August 25, 2020).

4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-240378), filed with the SEC on August 4, 2020).

4.2	Specimen Ordinary Share Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-240378), filed with the SEC on August 4, 2020).

4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-240378), filed with the SEC on August 4, 2020).

4.4	Warrant Agreement between Colonnade Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of August 20, 2020 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39463), filed with the SEC on August 25, 2020).

10.1	Letter Agreement among Colonnade Acquisition Corp. and BTIG, LLC, dated as of August 20, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39463), filed with the SEC on August 25, 2020).

10.2	Investment Management Trust Agreement between Colonnade Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of August 20, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39463), filed with the SEC on August 25, 2020).

10.3	Registration Rights Agreement among Colonnade Acquisition Corp., Colonnade Sponsor LLC and the holders signatory thereto, dated as of August 20, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39463), filed with the SEC on August 25, 2020).

10.4	Private Placement Warrants Purchase Agreement between Colonnade Acquisition Corp. and Colonnade Sponsor LLC, dated as of August 20, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39463), filed with the SEC on August 25, 2020).

10.5	Administrative Services Agreement by and among Colonnade Acquisition Corp. and Colonnade Sponsor LLC, dated as of August 20, 2020 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39463), filed with the SEC on August 25, 2020).

10.6	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Form S-1 Registration Statement (File No. 333-240378), filed with the SEC on August 4, 2020).

10.7	Promissory Note, dated as of June 30, 2020 by Colonnade Acquisition Corp. in favor of Colonnade Sponsor LLC, in the amount of $300,000 (Incorporated by reference to Exhibit 10.6 to the Company’s Form S-1 Registration Statement (File No. 333-240378), filed with the SEC on August 4, 2020).

10.8	Securities Subscription Agreement by and among Colonnade Acquisition Corp. and Colonnade Sponsor LLC, dated June 30, 2020 (Incorporated by reference to Exhibit 10.7 to the Company’s Form S-1 Registration Statement (File No. 333-240378), filed with the SEC on August 4, 2020).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith ** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OUSTER INC.

By:	/s/ Anna Brunelle
Name: Anna Brunelle
Title: Chief Financial Officer Date: June 30, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities set forth opposite to their names and on the dates indicated.

Name	Title	Date
/s/ Angus Pacala	Director, Co-Founder and Chief Executive Officer	June 30, 2021
Angus Pacala	(Principal Executive Officer)

/s/ Anna Brunelle	Chief Executive Officer and Director	June 30, 2021
Anna Brunelle	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jorge del Calvo	Director	June 30, 2021
Jorge del Calvo

/s/ Emmanuel Hernandez	Director	June 30, 2021
Emmanuel Hernandez

/s/ Susan Heystee	Director	June 30, 2021
Susan Heystee

/s/ Sundari Mitra	Director	June 30, 2021
Sundari Mitra

/s/ Remy Trafelet	Director	June 30, 2021
Remy Trafelet