Form 10-Q
period 2021-06-30
Ouster, Inc.
filed 2021-08-10
CIK 1816581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of August 6, 2021, the registrant had 161,343,284 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential acquisitions, market growth and trends, strategic customer agreements and total addressable markets, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including Ouster’s limited operating history and history of losses; the negotiating power and product standards of its customers; fluctuations in its operating results; cancellation or postponement of contracts or unsuccessful implementations; the adoption of its products and the growth of the lidar market generally; its ability to grow its sales and marketing organization; substantial research and development costs needed to develop and commercialize new products; the competitive environment in which it operates; selection of our products for inclusion in target markets; its future capital needs; its ability to use tax attributes; its dependence on key third party suppliers, in particular Benchmark Electronics, Inc., and manufacturers; ability to maintain inventory and the risk of inventory write-downs; inaccurate forecasts of market growth; its ability to manage growth; the creditworthiness of our customers; risks related to acquisitions; risks related to international operations; risks of product delivery problems or defects; costs associated with product warranties; its ability to maintain competitive average selling prices or high sales volumes or reduce product costs; conditions in its customers industries; its ability to recruit and retain key personnel; its use of professional employer organizations; its ability to adequately protect and enforce its intellectual property rights; its ability to effectively respond to evolving regulations and standards; risks related to operating as a public company; risks related to the COVID-19 pandemic, including variants; and risks related to certain of our warrants being accounted for as liabilities. Other risk factors include the important factors described in the section titled “Risk Factors” in the final prospectus and definitive proxy statement, dated February 12, 2021 (the “Proxy Statement/Prospectus”) filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2021, as updated by the risk factors disclosed in the section titled “Risk Factors” in our Form 8-K, filed with the SEC on March 15, 2021, as amended on July 12, 2021, and as further updated in this Quarterly Report on Form 10-Q under Part II. Item 1A. “Risk Factors,” and in our other filings with the SEC, that may cause our actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.

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

We may announce material business and financial information to our investors using our investor relations website at https://investors.ouster.com/overview. We therefore encourage investors and others interested in Ouster to review the information that we make available on our website, in addition to following our filings with the SEC, webcasts, press releases and conference calls. Information contained on our website is not part of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OUSTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$240,148	$11,362
Restricted cash, current	276	276
Accounts receivable, net	4,671	2,327
Inventory, net	4,721	4,817
Prepaid expenses and other current assets	6,367	2,441
Total current assets	256,183	21,223
Property and equipment, net	8,562	9,731
Operating lease, right-of-use assets	10,024	11,071
Restricted cash, non-current	1,004	1,004
Other non-current assets	—	3,385
Total assets	$275,773	$46,414
Liabilities, redeemable convertible preferred stock and stockholders’ equity / (deficit)
Current liabilities:
Accounts payable	$3,825	$6,894
Accrued and other current liabilities	6,259	4,121
Short-term debt	—	7,130
Operating lease liability, current portion	2,895	2,772
Total current liabilities	12,979	20,917
Operating lease liability, long-term portion	10,422	11,908
Warrant liabilities (At June 30, 2021 and December 31, 2020 related party $5,154 and Nil, respectively)	25,471	49,293
Other non-current liabilities	899	978
Total liabilities	49,771	83,096
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.0001 par value per share; Nil and 131,411,372 shares authorized at June 30, 2021 and December 31, 2020; Nil and 88,434,754 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively (aggregate liquidation preference of Nil and $41,791 at June 30, 2021 and December 31, 2020, respectively)	—	39,225
Stockholders’ equity / (deficit):
Common stock, $0.0001 par value; 1,000,000,000 and 210,956,516 shares authorized at June 30, 2021 and December 31, 2020, respectively; 161,449,205 and 33,327,294 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	16	—
Preferred stock, $0.0001 par value; 100,000,000 and Nil shares authorized at June 30, 2021 and December 31, 2020, respectively; Nil and Nil issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	488,329	133,468
Accumulated deficit	(262,343)	(209,375)
Total stockholders’ equity / (deficit)	226,002	(75,907)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity / (deficit)	$275,773	$46,414

The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Product revenue	$7,360	$2,290	$13,971	$4,590
Service revenue	—	1,991	—	1,991
Total revenue	7,360	4,281	13,971	6,581
Cost of product revenue
Cost of product	5,465	3,862	10,333	8,078
Cost of services	—	26	—	26
Total cost of revenue	5,465	3,888	10,333	8,104
Gross profit (loss)	1,895	393	3,638	(1,523)
Operating expenses:
Research and development	6,474	5,678	11,186	10,152
Sales and marketing	4,614	1,685	8,040	3,911
General and administrative	12,197	3,678	22,104	7,344
Total operating expenses	23,285	11,041	41,330	21,407
Loss from operations	(21,390)	(10,648)	(37,692)	(22,930)
Other (expense) income:
Interest income	139	1	140	23
Interest expense	—	(398)	(504)	(1,675)
Other income (expense), net	(10,760)	(267)	(14,912)	(5,423)
Total other expense, net	(10,621)	(664)	(15,276)	(7,075)
Loss before income taxes	(32,011)	(11,312)	(52,968)	(30,005)
Provision for income tax expense	—	—	—	—
Net loss and comprehensive loss	$(32,011)	$(11,312)	$(52,968)	$(30,005)
Net loss per common share, basic and diluted	$(0.21)	$(0.59)	$(0.50)	$(2.23)
Weighted-average shares used to compute basic and diluted net loss per share	155,923,689	19,138,365	106,070,590	13,452,766
The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in- Capital	Notes receivable from stockholders	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares (1)	Amount	Shares (1)	Amount
Balance — December 31, 2020	88,434,754	$39,225	33,327,294	$—	$133,468	$—	$(209,375)	$(75,907)
Issuance of common stock upon exercise of stock options	—	—	727,114	1	189	—	—	190
Repurchase of common stock	—	—	(220,561)	—	(43)	—	—	(43)
Issuance of redeemable convertible preferred stock upon exercise of warrants	4,232,947	58,097	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock	(92,667,701)	(97,322)	92,667,701	12	97,322	—	—	97,334
Issuance of common stock upon merger and private offering, net of acquired private placement warrants of $19,377	—	—	34,947,657	3	272,061	—	—	272,064
Offering costs in connection with the merger	—	—	—	—	(26,620)	—	—	(26,620)
Vesting of early exercised stock options	—	—	—	—	438	—	—	438
Stock-based compensation expense	—	—	—	—	5,256	—	—	5,256
Net loss	—	—	—	—	—	—	(20,957)	(20,957)
Balance — March 31, 2021	—	—	161,449,205	16	482,071	—	(230,332)	251,755
Vesting of early exercised stock options	—	—	—	—	104	—		104
Stock-based compensation expense	—	—	—	—	6,154	—		6,154
Net loss	—	—	—	—	—	—	(32,011)	(32,011)
Balance — June 30, 2021	—	$—	161,449,205	$16	$488,329	$—	$(262,343)	$226,002
(1) The shares of the Company’s common and redeemable convertible preferred stock, prior to the Merger (as defined in Note 1), have been retroactively restated as shares reflecting the exchange ratio of approximately 0.703 established in the Merger as described in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
(unaudited)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in- Capital	Notes receivable from stockholders	Accumulated Deficit	Total Stockholders’ Deficit
	Shares (1)	Amount	Shares (1)	Amount
Balance — December 31, 2019	4,384,348	$40,016	7,902,407	$—	$2,320	$(44)	$(102,595)	(100,319)
Issuance of common stock upon exercise of stock options	—	—	423	—	2	—	—	2
Reclassification of a note receivable from a stockholder	—	—	—	—	—	44	—	44
Vesting of early exercised stock options	—	—	—	—	12	—	—	12
Stock-based compensation expense	—	—	—	—	175	—	—	175
Net loss	—	—	—	—	—	—	(18,693)	(18,693)
Balance — March 31, 2020	4,384,348	40,016	7,902,830	—	2,509	—	(121,288)	(118,779)
Issuance of redeemable convertible preferred stock, net of discount and issuance cost	43,952,862	18,330	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock	(6,234,955)	(40,016)	6,234,955	—	40,016	—	—	40,016
Conversion of convertible notes to common stock	—	—	10,241,795	—	78,311	—	—	78,311
Stock-based compensation expense	—	—	—	—	460	—	—	460
Vesting of early exercised stock options	—	—	—	—	12	—	—	12
Net loss	—	—	—	—	—	—	(11,312)	(11,312)
Balance — June 30, 2020	42,102,255	$18,330	24,379,580	$—	$121,308	$—	$(132,600)	$(11,292)
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

The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(52,968)	$(30,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,254	1,725
Stock-based compensation	11,410	635
Change in right-of-use asset	1,047	1,075
Interest expense on notes and convertible debt	36	962
Amortization of debt issuance costs and debt discount	250	146
Change in fair value of warrant liabilities	14,898	115
Change in fair value of derivative liability	—	5,308
Inventory write down	144	1,767
Changes in operating assets and liabilities:
Accounts receivable	(2,344)	(210)
Inventory	(48)	(2,933)
Prepaid expenses and other assets	(37)	130
Accounts payable	(3,317)	(831)
Accrued and other liabilities	1,692	(2,173)
Operating lease liability	(1,363)	20
Net cash used in operating activities	(28,346)	(24,269)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(659)	(1,775)
Net cash used in investing activities	(659)	(1,775)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the merger and private offering	291,454	—
Payment of offering costs	(27,124)	—
Repayment of debt	(7,000)	—
Proceeds from issuance of promissory notes to related parties	5,000	—
Repayment of promissory notes to related parties	(5,000)	—
Repurchase of common stock	(43)	—
Proceeds from exercise of stock options	504	2
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance cost of $265	—	20,631
Net cash provided by financing activities	257,791	20,633
Net increase (decrease) in cash, cash equivalents and restricted cash	228,786	(5,411)
Cash, cash equivalents and restricted cash at beginning of period	12,642	18,405
Cash, cash equivalents and restricted cash at end of period	$241,428	$12,994
SUPPLEMENTAL DISCLOSURES OF OPERATING ACTIVITIES:
Cash paid for interest	$635	$567
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accrued liabilities	$178	$—
Private placement warrants acquired as part of the merger	$19,377	$—
Issuance of redeemable convertible preferred stock upon exercise of warrants	$58,097	$—
Conversion of redeemable convertible preferred stock to common stock	$97,322	$40,016
Right-of-use assets obtained in exchange for operating lease liability	$—	$6,409
Issuance of common stock pursuant to the conversion of convertible notes and accrued interest	$—	$73,003
Reclassification of common stock on exercise of stock options with notes receivable from stockholders	$—	$44
Warrants issued in connection with the closing of the Series B redeemable convertible preferred stock	$—	$691
Recognition of tranche right liability upon issuance	$—	$1,610
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
The unaudited condensed consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results of operations for the periods shown. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020 and the notes related thereto, included as Exhibit 99.1 to the Form 8-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2021, as amended on July 12, 2021. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with US GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. The results of operations for any interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future years or interim periods.

Impact of the COVID-19 Pandemic
The Company has been actively monitoring the ongoing COVID-19 pandemic situation and its impact on the Company’s business. In response to the pandemic, numerous state and local jurisdictions have imposed “shelter-in-place” orders, quarantines and other restrictions. In the United States, governmental authorities have, at times, recommended, and in certain cases required, that elective, specialty and other procedures and appointments, be suspended or canceled. Similarly, in March and December 2020, the governor of California, where the Company’s headquarters are located, issued “stay at home” orders limiting non-essential activities, travel and business operations. Such orders or restrictions resulted in reduced operations at the Company’s headquarters (including its manufacturing facility), work stoppages, slowdowns and delays, travel restrictions and cancellation of events and have restricted the efforts of the Company’s sales representatives, thereby significantly and negatively impacting the Company’s operations.
The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, including variants, the progression of vaccination roll-outs, and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. The situation surrounding COVID-19 remains fluid and the potential for a material impact on the

Company increases the longer the virus impacts the level of economic activity in the United States and globally. Given the ongoing evolution of the COVID-19 and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 on its results of operations, financial condition, or liquidity for the year ending December 31, 2021 and beyond.
Liquidity
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. The Company has experienced recurring losses from operations, and negative cash flows from operations. As of June 30, 2021, the Company had an accumulated deficit of approximately $262.3 million. The Company has historically financed its operations primarily through the Merger and related transactions, the sale of convertible notes, equity securities, proceeds from debt and, to a lesser extent, cash received from sales. Management expects significant operating losses and negative cash flows from operations to continue for the foreseeable future. The Company expects to continue investing in product development and sales and marketing activities. The long-term continuation of the Company’s business plan is dependent upon the generation of sufficient revenues from its products to offset expenses. In the event that the Company does not generate sufficient cash flows from operations and is unable to obtain funding, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs or ability to continue operations. The Company has concluded that its cash and cash equivalents as of June 30, 2021 are sufficient for the Company to continue as a going concern for at least one year from the date these unaudited condensed consolidated financial statements are available for issuance.

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
The Merger was accounted for as a reverse recapitalization under US GAAP. Under this method of accounting, CLA is treated as the “acquired” company for financial reporting purposes. This determination is primarily based on OTI stockholders comprising a relative majority of the voting power of the Company and having the ability to nominate the members of the board of directors of the Company after the Merger, OTI’s operations prior to the Merger comprising the only ongoing operations of the Company following the Merger, and OTI’s senior management prior to the Merger comprising a majority of the senior management of the Company following the Merger. Accordingly, for accounting purposes, the financial statements of the Company represent a continuation of the financial statements of OTI with the Merger being treated as the equivalent of OTI issuing stock for the net assets of CLA, accompanied by a recapitalization whereby no goodwill or other intangible assets are recorded. Transactions and balances prior to the Merger are those of OTI. The shares and net loss per share available to holders of OTI’s common stock prior to the Merger have been retroactively restated as shares reflecting the exchange ratio established in the Merger Agreement.
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
Note 2 – Summary of Significant Accounting Policies
During the six months ended June 30, 2021, there were no significant changes to the Company’s significant accounting policies.
Recently Issued Accounting Pronouncements
Based on our public float as of June 30, 2021, we expect to become a large accelerated filer, and lose emerging growth company status, as of December 31, 2021. As of December 31, 2021, we will be required to adopt new or revised accounting standards when they are applicable to public companies that are not emerging growth companies.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), to introduce a new impairment model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses (“ECL”). Under the new model, an entity is required to estimate ECL on available-for-sale (AFS) debt securities only when the fair value is below the amortized cost of the asset and is no longer based on an impairment being “other-than-temporary”. The new model also requires the impairment calculation on an individual security level and requires an entity to use the present value of cash flows when estimating the ECL. The credit-related losses are required to be recognized through earnings and non-credit related losses are reported in other comprehensive income. The Company will adopt ASC 2016-13 for the December 31, 2021 annual period, with a modified retrospective application to all outstanding instruments and a cumulative effect adjustment recorded to opening retained earnings as of January 1, 2021. The Company does not believe the adoption of this new guidance will have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company will adopt ASC 2018-15 for the December 31, 2021 annual period. The Company does not believe the adoption of this new guidance will have a material impact on its consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06). ASU 2020-06 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU also simplify the guidance in ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The new standard is effective for the Company for annual periods beginning December 15, 2021. The Company is currently evaluating the impact of the adoption of this ASU on the Company’s condensed consolidated financial statements.
There have been no other newly issued or newly applicable accounting pronouncements that do not require adoption until a future date that have had, or are expected to have, a significant impact on the Company’s condensed consolidated financial statements.

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
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable was as follows:

	June 30, 2021	December 31, 2020
Customer A	*	13%
Customer B	*	23%
* Customer accounted for less than 10% of total accounts receivable in the period.
Revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Customer C	*	*	15%	16%
Customer D	*	45%	*	30%
* Customer accounted for less than 10% of total revenue in the period.

Concentrations of supplier risk
Purchases from the Company’s major suppliers representing 10% or more of total purchases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Supplier A	12%	15%	*	*
Supplier B	14%	16%	15%	14%
* Supplier accounted for less than 10% of total purchases in the period.

Supplier B accounted for 38% and 23% of total accounts payable balance as of June 30, 2021 and December 31, 2020.
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
On June 30, 2021, the Company’s Level 3 liabilities consisted of the Private Placement warrant liability. The determination of the fair value of warrant liability is discussed in Note 6.
On December 31, 2020, the Company’s Level 3 liabilities consisted of the redeemable convertible preferred stock warrant liability. The determination of the fair value of warrant liability is discussed in Note 6.

The following table provides information by level for the Company’s assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$238,855	$—	$—	$238,855
Total financial assets	$238,855	$—	$—	$238,855
Liabilities
Warrant liabilities	$—	$—	$25,471	$25,471
Total financial liabilities	$—	$—	$25,471	$25,471

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$10,493	$—	$—	$10,493
Total financial assets	$10,493	$—	$—	$10,493
Liabilities
Warrant liabilities	$—	$—	$49,293	$49,293
Total financial liabilities	$—	$—	$49,293	$49,293
Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices.
The fair value of the redeemable convertible preferred stock warrant, redeemable convertible preferred stock tranche and Private Placement warrant liabilities is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the warrant liabilities, the Company used the Black-Scholes option pricing model to estimate the fair value using unobservable inputs including the expected term, expected volatility, risk-free interest rate and dividend yield (see Note 6).

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

	Redeemable Convertible Preferred Stock Warrant Liability	Redeemable Convertible Preferred Stock Tranche Liability	Private Placement Warrant Liability	Derivative Liability
Fair value as of January 1, 2020	$(162)	$—	$—	$—
Change in the fair value included in other income (expense), net	(115)	—	—	(5,308)
Recognition of preferred stock warrant and tranche liability upon issuance	(691)	(1,610)	—	—
Extinguishment of derivative liability upon conversion of convertible notes	—	—	—	5,308
Fair value as of June 30, 2020	$(968)	$(1,610)	$—	$—

Fair value as of January 1, 2021	(49,293)	—	—	—
Private placement warrant liability acquired as part of the Merger	—	—	(19,377)	—
Change in the fair value included in other income (expense), net	(8,804)	—	(6,094)	—
Issuance of preferred stock upon exercise of warrants	58,097	—	—	—
Fair value as of June 30, 2021	$—	$—	$(25,471)	$—
Disclosure of Fair Values
Our financial instruments that are not re-measured at fair value include accounts receivable, accounts payable, accrued and other current liabilities, convertible notes and debt. The carrying values of these financial instruments approximate their fair values.
Note 4. Balance Sheet Components
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Cash	$1,293	$869
Cash equivalents:
Money market funds(1)	238,855	10,493
Total cash and cash equivalents	$240,148	$11,362
(1)The Company maintains a cash sweep account which is included in money market funds as of June 30, 2021. Cash is invested in the short-term money market funds, which is a cash sweep for uninvited cash that earns interest.

Restricted Cash
Restricted cash consists of certificates of deposit held by a bank as security for outstanding letters of credit. The Company had a restricted cash balance of $1.3 million and $1.3 million as of June 30, 2021 and December 31, 2020, respectively, which has been excluded from the Company’s cash and cash equivalents balances. The Company presented $0.3 million of the total amount of restricted cash within current assets on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020. The remaining restricted cash balance of $1.0 million and $1.0 million is included in non-current assets on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively.

Reconciliation of cash, cash equivalents and restricted cash as shown in the condensed consolidated statement of cash flows to the respective accounts within the condensed consolidated balance sheet is as follows (in thousands):

	June 30, 2021	June 30, 2020
Cash and cash equivalents	$240,148	$11,438
Restricted cash, current	276	276
Restricted cash, non-current	1,004	1,280
Total cash, cash equivalents and restricted cash	$241,428	$12,994

Inventory
Inventory, consisting of material, direct and indirect labor, and manufacturing overhead, consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$1,887	$1,376
Work in process	1,360	1,249
Finished goods	1,474	2,192
Total inventory	$4,721	$4,817
Total inventory balance as of June 30, 2021 and December 31, 2020 includes a write down of $2.1 million and $2.7 million, respectively, for obsolete, scrap, or returned inventory. During the three months ended June 30, 2021 and 2020, $0.1 million and $0.1 million of inventory write offs were charged to cost of revenue. During the six months ended June 30, 2021 and 2020, respectively, $0.1 million and $1.8 million of inventory write offs were charged to cost of revenue.
Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Prepaid insurance	$3,281	$206
Prepaid expenses	1,832	694
Receivable from contract manufacturer	43	1,521
Security deposit	1,211	20
Total prepaid and other current assets	$6,367	$2,441
Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Customer deposits	48	71
Accrued compensation	2,478	1,618
Uninvoiced receipts	2,777	1,947
Other	956	485
Total accrued and other current liabilities	$6,259	$4,121

Note 5. Debt
Runway Growth Loan Agreement
On November 27, 2018, the Company entered into a Loan and Security Agreement with Runway Growth Credit Fund Inc. (“Runway Loan and Security Agreement”). The Runway Loan and Security Agreement provided for loans in an aggregate principal amount up to $10.0 million with a loan maturity date of November 15, 2021. The loan carried an interest rate equal to LIBOR plus 8.5%, unless LIBOR becomes no longer attainable or ceases to fairly reflect the costs of the lender, in which case the applicable interest rate shall be Prime Rate plus 6.0%. In an event of default, annual interest is increased by 5.0% above the otherwise applicable rate. The loan’s annual effective interest rate was approximately 16.4% for each of the six months ended June 30, 2021 and 2020.
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
The warrants were exercised on March 11, 2021 and the warrant liability was remeasured to fair value with the increase recognized as a loss of $0.6 million for the three and six months ended June 30, 2021 within other income (expense), net in the consolidated statements of operations and comprehensive loss. The warrant liability was remeasured to fair value as of June 30, 2020 and the reduction was recognized as a gain of $0.2 million.
On March 26, 2021 the Company terminated the Runway Loan and Security Agreement and repaid the $7.0 million principal amount outstanding as well as interest and fees amounting to $0.4 million. The Company incurred no prepayment fees in connection with the termination and all liens and security interests securing the loan made pursuant to the Runway Loan and Security Agreement were released upon termination. As of June 30, 2021 and December 31, 2020, the outstanding principal balance of the loan was nil and $7.0 million, respectively.
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
Note 6. Warrants
Series A and B Redeemable Convertible Preferred Stock Warrants and Tranche Liability
On November 27, 2018, in connection with the execution of the Runway Loan and Security Agreement, OTI issued a warrant to purchase 35,348 shares of Series A Preferred Stock of OTI at an exercise price of $11.3518 per share (the “Runway warrant”). On August 5, 2019, in connection with the second amendment to the Runway Loan and Security Agreement, OTI amended the Runway warrant to increase the number of shares available to purchase to 53,023 shares of Series A Preferred Stock of OTI at an exercise price of $11.3518 per share.
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
The Series B warrants were initially recognized as a liability at a fair value of $0.7 million. The Series B warrants were exercised on February 11, 2021 and the warrant liability was remeasured to fair value as of that date, resulting in a loss of $8.3 million for the six months ended June 30, 2021, classified within other income (expense), net in the consolidated statements of operations and comprehensive loss. Upon exercise redeemable convertible preferred stock converted into common stock pursuant to the conversion rate effective immediately prior to the Merger.
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

Series B Redeemable Convertible Preferred Stock Tranche
In April 2020 and May 2020, the Company issued 62,505,102 shares of Series B redeemable convertible preferred stock at $0.3323 per share. For each share purchased, the purchaser had an option to purchase an additional share of Series B redeemable convertible preferred stock at $0.3323 per share, exercisable at any time prior to August 13, 2020 (the “Tranche Right”). The Company determined that the Tranche Right represented a freestanding obligation of the Company to issue additional shares of contingently redeemable shares if exercised by the holder. The freestanding redeemable convertible preferred stock tranche liability was initially recorded at fair value, with fair value changes recorded within other income (expense), net in the consolidated statements of operations and comprehensive loss.

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

The Private Placement warrants were initially recognized as a liability at a fair value of $19.4 million and the Private Placement warrant liability was remeasured to fair value as of March 31, 2021 and June 30, 2021, resulting in a gain of $4.6 million and $6.1 million for the three and six months ended June 30, 2021, classified within other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
The Private Placement warrants were valued using the following assumptions under the Black-Scholes option-pricing model:

	March 11, 2021	March 31, 2021	June 30, 2021
Stock price	$12.00	$8.50	$12.49
Exercise price of warrant	11.5	11.5	11.5
Expected term (years)	5.00	4.95	4.7
Expected volatility	27.00%	43.00%	43.00%
Risk-free interest rate	0.78%	0.92%	0.92%
Public Warrants
The Company, in its IPO in August 2020, issued 20,000,000 units that each consisted of one Class A ordinary share and one half warrant to purchase a Class A ordinary share, which we refer to as CLA warrants before the Merger and Public warrants after the Merger. These warrants may only be exercised for a whole number of shares, and no fractional warrants were issued or issuable upon separation of the units and only whole warrants will trade. The warrants will become exercisable 12 months following the closing of the Company’s IPO, and will expire five years from the completion of the Merger, or earlier upon redemption or liquidation. Each Public warrant will be exercisable at a price of $11.50 per share. On March 11, 2021, upon the closing of the Merger pursuant to the Merger Agreement (Note 1), each of the 9,999,996 outstanding warrants, as adjusted for any fractional warrants that were not issued upon separation, was converted automatically into a redeemable Public warrant to purchase one share of the Company’s common stock. The Public warrants were recognized as equity upon the Merger in the amount of $17.9 million.

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
Note 7. Commitments and Contingencies
Letters of credit
In connection with two leases, the Company obtained two letters of credit from a bank as required by the lease agreements. If the Company defaults under the terms of the applicable lease, the lessor will be entitled to draw upon the letters of credit in the amount necessary to cure the default. The amounts covered by the letters of credit are collateralized by certificates of deposit, which are included in restricted cash on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020. The outstanding amount of the letters of credit was $1.3 million as of June 30, 2021 and December 31, 2020.
Non-cancelable purchase commitments
As of June 30, 2021, the Company had non-cancelable purchase commitments to a third-party contract manufacturer for approximately $5.7 million and other vendors for approximately $6.2 million.
Litigation
The Company is involved in various legal proceedings arising in the ordinary course of business. The Company accrues a liability when a loss is considered probable and the amount can be reasonably estimated. When a material loss contingency is reasonably possible but not probable, the Company does not record a liability, but instead discloses the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can be made. Legal fees are expensed as incurred. Based on the opinion of legal counsel and other factors, management believes that the final disposition of these existing matters will not have a material adverse effect on the business, results of operations, financial condition, or cash flows of the Company.

The Company has identified certain claims as a result of which a loss may be incurred, but in the aggregate the loss is expected to be insignificant. This assessment is based on our current understanding of relevant facts and circumstances. As such, our view of these matters is subject to inherent uncertainties and may change in the future. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Actual outcomes of these legal and regulatory proceedings may materially differ from our current estimates. For other claims regarding proceedings that are in an initial phase, the Company is unable to estimate the range of possible loss, if any, but at this time believes that any loss related to such claims will not be material.
As of June 30, 2021 and December 31, 2020 there are no material litigation matters.
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
The Company has also entered into indemnity agreements pursuant to which it has indemnified its directors and officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or executive officer, other than liabilities arising from willful misconduct of the individual. To date, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnity agreements. The unaudited condensed consolidated financial statements do not include a liability for any potential obligations under the indemnification agreements at June 30, 2021 and December 31, 2020.
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
On March 11, 2021, upon the closing of the Transaction pursuant to the Merger Agreement (Note 1), all of the outstanding redeemable convertible preferred stock was converted to the Company’s common stock pursuant to the conversion rate effective immediately prior to the Transaction and the remaining amount was reclassified to additional paid-in capital. As of June 30, 2021, the Company does not have any redeemable convertible preferred stock outstanding.
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
Prior to the Merger, the significant features of OTI’s redeemable convertible preferred stock were as follows:
Dividend provisions
The Series Seed, Series A and Series B preferred stockholders are entitled to receive dividends prior and in preference to any dividends on the common stock, at a rate of $0.0612, $0.6789 and $0.019938 per share, respectively, per annum on a non-cumulative basis, when and if declared by the board of directors, subject to the prior rights of the preferred stockholders. After payment of such dividend, any additional dividends would be distributed among the holders of the preferred stock and common stock pro rata based on the number of shares of common stock then held by each holder (assuming conversion of all shares of preferred stock into common stock).
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
Note 9. Stock-based compensation
We currently have two equity incentive plans, our 2015 Stock Plan (the “2015 Plan”) and our 2021 Incentive Award Plan (the “2021 Plan”). As of March 11, 2021, we no longer grant equity awards pursuant to our 2015 Plan, but it continues to govern the terms of outstanding stock options that were granted prior to that date.
On October 12, 2020, the Company issued $1.1 million partial recourse promissory notes to certain executives and employees. The promissory notes carried 0.38% annual cash interest and were due on earliest of 9th anniversary of the date of issuance of the notes, or termination of employment of the executive/employee, or filing by the Company of a registration statement under the Securities Act of 1933, or promissory notes being prohibited under Section 13(k) of the Securities Exchange Act of 1934 or closing of change a in control of the Company. At issuance, the promissory notes were used to settle certain executives’ and employees’ obligations for 2,883,672 vested and 4,603,833 unvested ISOs that were exercised and no cash was exchanged. In March 2021, in connection with the close of the Merger, the Company forgave half of the respective obligations under the promissory notes for certain executives and required such noteholders to repay the remaining balance of $0.3 million under each of their respective notes. Additional compensation expense of $0.3 million was recognized in general and administrative expenses in the three months ended March 31, 2021 and the six months ended June 30, 2021 for the value of the loans forgiven. Obligations under the promissory notes for non-executive noteholders of $0.5 million is outstanding as of June 30, 2021.

2021 Incentive Award Plan
On March 11, 2021, the Board of Directors approved the 2021 Plan. The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock units, performance stock unit awards and other forms of equity compensation (collectively, “equity awards”). In addition, the 2021 Plan provides for the grant of performance bonus awards. All awards within the 2021 Plan may be granted to employees, including officers, as well as directors and consultants, within the limit defined in the 2021 Plan. 18,558,576 shares of the Company’s common stock have been initially reserved for issuance under the 2021 Plan. The 2021 Plan includes an evergreen provision that provides for an annual increase in the number of shares of common stock available for issuance thereunder beginning on January 1, 2022 and ending on January 1, 2031, equal to 5% of the shares of Company common stock outstanding on the last day of the immediately preceding fiscal year and such smaller number of shares as determined by the Board of Directors or a committee thereof. As of June 30, 2021, the Company had 15,503,561 shares of common stock available pursuant to new awards under the 2021 Plan.
Options and stock appreciation rights under the 2021 Plan will be exercisable at such times and as specified in the Award Agreement (as defined in the 2021 Plan) provided that the term of an option or stock appreciation will not exceed ten years. Options granted under the 2021 Plan may be Incentive Stock Options (ISOs) or Non-statutory Stock Options, as determined by the Administrator at the time of grant of an option and subject to the applicable provisions of Section 422 of the Internal Revenue Code and the regulations promulgated thereunder. The exercise price of an option will be no less than 100% of the fair market value of the shares of common stock on the date of grant. The exercise price of an ISO granted to a 10% shareholder will be no less than 110% of the fair market value of the shares on the date of grant and the term of the ISO will not exceed five years. The Company granted an option to purchase 1,614,492 shares of Company common stock to a senior advisor serving on the Company’s board of directors as chair with 20% of the total number of such option shares vesting on each of the first five anniversaries from the senior advisor’s employment start date, subject to his continued employment with the Company and provided that option grant will only be exercisable in the event that the closing trading price per share of the Company stock equals or exceeds 130% of the exercise price per share of the option for 30 consecutive trading days. The senior advisor has resigned in June 2021 and the option to purchase 1,614,492 shares of Company common stock was forfeited.
Restricted stock and restricted stock units granted to employees generally vest as to 25% of the shares on the first anniversary service date of the grant, and quarterly thereafter so as to be 100% vested on the fourth anniversary of the vesting commencement date. All participants holding shares of restricted stock will be entitled to all the rights of a stockholder with respect to such shares and have voting power and other rights with respect to such shares, provided, however, that such shares are held in escrow and subject to forfeiture until the shares vested. The Company granted 807,246 restricted stock units to a senior advisor who serves as chair of the board of directors with vesting of 20% of the total number of restricted stock units on each of the first five anniversaries from the employment start date, subject to continued employment with the Company. The senior advisor has resigned in June 2021 and all restricted stock unit awards granted were forfeited.
In March 2021, the Company also granted 152,628 restricted stock units to several members of the board of directors subject to standard terms of these awards.
Vesting schedules for performance stock unit awards and other equity awards vary and are linked to one or more of performance or other specific criteria, including service to the Company, determined to be appropriate by the Board, in each case on a specified date or dates or over any period or periods determined by the Board. The performance condition awards are automatically forfeited in their entirety, without any cost to or action by the Company, if there has been no achievement of the performance condition. The Company granted 807,246 performance stock units to a senior advisor who serves as chair of the board of directors with vesting earned over four years based on achieving increases in the Company’s stock price from the date of grant ranging from 150%, to earn 25% of the performance stock units, to 300% to earn the entire award of performance stock units. Each performance stock unit constitutes the right to receive one share of Company common stock upon vesting. As noted above, the senior advisor has resigned in June 2021 and all performance stock unit awards granted were forfeited.
Performance bonus awards are denominated in cash, stock or a combination thereof, and shall be payable upon the attainment of performance goals that are established by the Board and relate to one or more of performance or other specific criteria, including service to the Company, in each case on a specified date or dates or over any period or periods determined by the Board.

Stock option activity for the six months ended June 30, 2021 is as follows:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—December 31, 2020	25,732,503	$0.39	9.60	$245,746
Options granted	645,796	10.26	9.80	$1,440
Options exercised	(727,116)	0.13	9.00	$6,083
Options cancelled	(432,918)	0.15
Outstanding—June 30, 2021	25,218,265	$0.66	9.10	$298,358
Vested and expected to vest—June 30, 2021	25,218,265	$0.66	9.10	$298,358
Exercisable—June 30, 2021	7,406,315	$0.29	9.00	$90,358

The following table summarizes the weighted-average assumptions used in estimating the fair value of options granted in the six months ended June 30, 2021, using the Black-Scholes option-pricing model:

Six Months Ended
June 30, 2020
Expected term (years)	6.00
Expected volatility	63.19%
Risk-free interest rate	1.03%
Expected dividend rate	—%

The following table summarizes information about stock options outstanding and exercisable at June 30, 2021.

	Options Outstanding			Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.13	6,548,017	8.90	$0.13	3,569,978	8.88	$0.13
$0.15	10,455,884	9.21	$0.15	2,537,865	9.08	$0.15
$0.26	35,159	0.45	$0.26	35,159	0.45	$0.26
$1.00	7,524,116	9.25	$1.00	1,254,019	9.25	$1.00
$3.92	7,976	0.45	$3.92	7,976	0.45	$3.92
$5.80	1,318	0.45	$5.80	1,318	0.45	$5.80
$10.26	645,796	9.78	$10.26	—		$—
	25,218,266			7,406,315
The weighted average grant date fair value of options granted during the six months ended June 30, 2021 was $5.9.
As of June 30, 2021, there was approximately $30.0 million of unamortized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock Awards (“RSA”)
A summary of RSA activity under the 2015 Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Unvested – December 31, 2020	40,754	$0.67
Granted during the period	—	—
Canceled during the period	—	—
Vested during the period	(11,644)	0.67
Unvested — June 30, 2021	29,110	$0.67
The weighted-average estimated fair value of RSAs granted in the six months ended June 30, 2021 was Nil per share. The total fair value of RSAs vested during the six months ended June 30, 2021 was less than $0.1 million.

Restricted Stock Units (“RSU”)
A summary of RSU activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Unvested – December 31, 2020	—	$—
Granted during the period	2,616,948	10.01
Canceled during the period	—	—
Vested during the period	(28,319)	11.52
Unvested — June 30, 2021	2,588,629	$9.99

Stock compensation expense is recognized on a straight-line basis over the vesting period of each RSU. As of June 30, 2020, total compensation expense related to unvested RSUs granted to employees, but not yet recognized, was $22.1 million, with a weighted-average remaining vesting period of 3.2 years.

The Company recognized stock-based compensation for all stock options in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$133	$59	$251	$101
Research and development	1,321	152	2,242	287
Sales and marketing	719	39	985	89
General and administrative	3,981	210	7,932	158
Total stock-based compensation	$6,154	$460	$11,410	$635
Note 10. Net Loss Per Common Share
The following table sets forth the computation of basic and diluted net loss per common share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(32,011)	$(11,312)	$(52,968)	$(30,005)
Denominator:
Weighted average shares used to compute basic and diluted net loss per share	155,923,689	19,138,365	106,070,590	13,452,766
Net loss per common share—basic and diluted	$(0.21)	$(0.59)	$(0.50)	$(2.23)
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

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of June 30,
	2021	2020
Redeemable convertible preferred stock	—	44,217,377
Options to purchase common stock	25,218,265	1,423,911
Unvested RSA	29,110	19,390
Restricted stock units	2,588,629	—
Unvested early exercised common stock options	2,756,906	57,874
Vested and early exercised options subject to nonrecourse notes	2,172,238	—
Preferred stock warrants	—	4,443,862
Public and private common stock warrants	15,999,996	—
Total	48,765,144	50,162,414
Note 11. Income taxes
The Company’s income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in the quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on the deferred tax assets as it is more likely than not that some, or all, of the Company’s deferred tax assets will not be realized. The Company continues to maintain a full valuation allowance against its net deferred tax assets. Due to tax losses and the offsetting valuation allowance, the income tax provision for the three and six months ended June 30, 2021 and 2020 was not material to the Company’s condensed consolidated financial statements.
Note 12. Revenue
Revenue from sale of lidar sensor kits, which are recognized at a point in time, was $7.4 million and $2.3 million in three months ended June 30, 2021 and 2020, respectively, and $14.0 million and $4.6 million in six months ended June 30, 2021 and 2020, respectively.
The following table presents total revenues by geographic area based on the location products were shipped to and services provided (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$2,572	$2,788	$4,426	$4,061
Americas, excluding United States	161	39	528	109
Europe, Middle East and Africa	2,931	685	6,070	1,268
Asia and Pacific	1,696	769	2,947	1,143
Total	$7,360	$4,281	$13,971	$6,581

Note 13. Related Party Transactions
See Note 5, Debt for details of promissory notes issued by the Company to certain investors of the Company (or an affiliate thereof).
See Note 9, Stock-based compensation for details of partial recourse promissory notes issued by the Company to certain executives and employees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the results of operations and financial condition of Ouster, Inc. (“we,” “us,” “our,” the “Company,” “Ouster”) should be read in conjunction with the information set forth in Ouster’s condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q, as well as Ouster’s audited consolidated financial statements and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” filed as Exhibit 99.1 and Exhibit 99.3, respectively, to its Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2021, as amended on July 12, 2021 (the “Super 8-K”). This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Ouster’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in the final prospectus and definitive proxy statement, dated February 12, 2021 (the “Proxy Statement/Prospectus”), filed with the Securities and Exchange Commission (the “SEC”), as updated by the factors disclosed in the section titled “Risk Factors” in our Super 8-K and in this Quarterly Report on Form 10-Q.
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
Overview
We are a leading provider of high-resolution digital lidar sensors that offer advanced 3D vision to machinery, vehicles, robots, and fixed infrastructure assets, allowing each to understand and visualize the surrounding world and ultimately enabling safe operation and autonomy. We design and manufacture digital lidar sensors that we believe are the highest-performing, lowest-cost lidar solutions available today across each of our four target markets: industrial automation; smart infrastructure; robotics; and automotive. We shipped sensors to approximately 600 customers in the twelve months ended June 30, 2021.
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

We have won and are actively negotiating a number of additional, multi-year sales contracts which includes our Strategic Customer Agreements (“SCAs”) which establish a multi-year purchase and supply framework for Ouster and the customer, and include details about customer programs and applications where the customer intends to use Ouster products. SCAs also include multi-year non-binding customer forecasts (typically of three to five years in length) giving Ouster visibility to the customer's long-term purchasing requirements, mutually agreed upon pricing over the duration of the agreement, and, in certain cases, include multi-year binding purchase commitments.
We founded Ouster in 2015 with the invention of our high-performance digital lidar. Since then, we have grown to over 160 employees serving approximately 600 customers globally in the twelve months ended June 30, 2021. To continue to grow our business in the coming years, we have expanded and plan to continue to expand our sales and marketing efforts and our software development capabilities, and to accelerate sensor development efforts. We are headquartered in San Francisco, CA.
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
COVID-19 Impact
Throughout 2020 and the six months ended June 30, 2021, the worldwide spread of the pandemic caused by the novel coronavirus (“COVID-19”) and the measures intended to contain the spread of COVID-19, including variants, have resulted in a global slowdown of economic activity and caused disruptions to our business. In particular, our headquarters are based in the San Francisco Bay Area, which has been subject to ongoing government measures and orders such as quarantines and social distancing. During the second and third quarters of 2020 we slowed our operating and capital spending with the expectation that our revenue and ability to raise capital would be impacted by the global pandemic. We believe that our overall growth rate during 2020 and through the second quarter ended June 30, 2021 was negatively impacted by the pandemic due in part to pandemic related supply chain issues, though, despite this impact, we were able to continue to grow our sales during 2021 and estimate that in the long-term the pandemic will act as a catalyst for wider adoption of automation and lidar technology.
As a San Francisco Bay Area based company, we were affected by the “shelter in place” order in the first and second quarter of 2020. While the majority of our employees were able to work remotely, some employees, especially manufacturing employees, were not able to work from home. The “shelter in place” order delayed order fulfillment and revenue recognition during the first and second quarters of 2020. We continued to pay employees during the “shelter in place” order whether or not they were able to work. Manufacturing and order fulfillment employees were able to return to work in the second quarter of 2020; however, the number of employees allowed on premises at one time was greatly reduced as a result of the California reduced capacity mandates, which also affected our ability to fulfill orders and recognize revenue. Some essential employees were paid hazard pay, and the hazard pay combined with underutilized employee pay increased our employee overhead and decreased gross margins in the first and second quarter of 2020. Manufacturing employees continued to work in a reduced capacity at our San Francisco facility until the second quarter of 2021. We have moved a large portion of our manufacturing to our contract manufacturer in Thailand, which allowed us to satisfy demand for our digital lidar sensors in the first two quarters of 2021 and consequently allowing us to increase our year over year revenue.
Our suppliers are located worldwide, and the suppliers in the Asia and Pacific geographical region were especially affected by the pandemic in the first half of 2020. Some of our key suppliers were affected by the pandemic resulting in supply chain disruptions. We experienced some unfavorable purchase price variance and situational expedite fees in order to meet production and delivery timelines. While we may see additional or new pressures on our supply chain both related and unrelated to the pandemic, we are actively taking steps to mitigate the impact of the materials shortages on our business.
While we experienced quarter-over-quarter increases in revenue in 2020 and the first half of 2021, some customers have delayed orders and production schedules due to COVID-19. The pandemic continues to evolve, and the full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, research and development costs and personnel-related costs, will depend on future developments that are highly uncertain, including new information that may emerge concerning COVID-19 and the actions taken to contain, prevent or treat COVID-19, rate and success of vaccination efforts, any resurgence of the pandemic in areas where we, Benchmark or our suppliers operate, and the economic impact on local, regional, national and international customers and markets.
Going forward, the situation remains uncertain, rapidly changing and hard to predict, and the COVID-19 pandemic may have a material negative impact on our future results.
Factors Affecting Our Performance
Supply Chain Continuity. A recent surge in demand for electronics containing semiconductor chips and stockpiling of chips by certain companies has created disruptions in the supply chain, resulting in a global chip shortage impacting our industry. Some chip manufacturers are estimating this supply shortage may continue into 2022. These chip manufacturers are working to increase capacity in the future, and we are managing our inventory and working closely with our regular suppliers and customers to minimize the potential impacts of any supply shortages including by securing additional inventory. Accordingly, we do not expect the shortage to have a material near-term impact on our ability to meet existing demand for our current products; however, the shortage has adversely impacted our gross margins for the six months ended June 30, 2021 and may continue to do so. If our mitigating efforts are not successful or the shortage continues or worsens in ways we did not anticipate, our ability to supply or improve our current products as well as our development and rollout of future products could also be adversely affected.

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
Customers’ Sales Volumes. Our customer base is diversified and we will continue to penetrate into diverse end markets to increase our sales volumes. Ultimately widespread adoption of our customers’ products that incorporate our lidar solutions will depend on many factors, including the size of our customers’ end markets, end market penetration of our customer’s products that incorporate our digital lidar solutions, our end customers’ ability to sell their products, and the financial stability and reputation of the customers. We believe our sales volume by customer depends on the end market demand for our customers’ products that incorporate our digital lidar solutions as well as our ability to grow our sales force.
Average Selling Prices (“ASPs”), Product Costs and Margins. Our product costs and gross margins depend largely on the volumes of sensors sold and the number and variety of solutions we provide to our customers. We expect that our selling prices will vary by target end market and application due to market-specific supply and demand dynamics. We expect to continue to experience some downward pressure on margins from signing anticipated large multi-year agreements (including our SCAs) in the near term with multi-year negotiated pricing. We expect these customer-specific selling price fluctuations combined with our volume-driven product costs may drive fluctuations in revenue and gross margins on a quarterly basis. However, we expect that over time our volume-driven product costs will lead to gross margin improvement as our sales volume increases.
Continued Investment and Innovation. We believe that we are a leading digital lidar provider. Our financial performance is significantly dependent on our ability to maintain this leading position which is further dependent on the investments we make in research and development. We believe it is essential that we continue to identify and respond to rapidly evolving customer requirements, including successfully realizing our product roadmap. If we fail to continue our innovation, our market position and revenue may be adversely affected, and our investments in that area will not be recovered.
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
Components of Results of Operations
Revenue
The majority of our revenue comes from the sale of our digital lidar sensors and accessories both directly to end users and through distributors both domestically and internationally. We recognize revenue from product sales when the performance obligation of transferring control of the product to the customer has been met, generally when the product is shipped. The company also recognizes revenue by performing services related to product development and validation, and shipping; however, we do not expect product development and validation and license and services to be material components of revenue, cost of revenue or gross margin in the foreseeable future. Performance obligations related to services are generally recognized over time, based on cost-to-cost input basis or straight-line over time. Amounts billed to customers related to shipping and handling are classified as revenue, and we have elected to recognize the cost of shipping activities that occur after control has transferred to the customer as a fulfillment cost rather than a separate performance obligation. All related costs are accrued and recognized within cost of revenue when the related revenue is recognized.
Most of our customers are currently in the evaluation or early R&D stage with our products. Currently, our product revenue consists of both customers ordering small volumes of our products that are in an evaluation phase and customers that order larger volumes of our products and have more predictable long-term production schedules. However, we are still at the very beginning of the lidar adoption curve, and some customers are still learning their ramp rates which can impact the timing of purchase orders quarter to quarter. As we grow our business we expect to improve predictability into our customers’ needs and timelines, and expect the timing of orders will have a less notable impact on our quarterly results. Over the coming years, as more of our customers move into their respective production phases, we expect the majority of our product revenue to shift to larger volume orders based on predictable production schedules. We also expect more of our revenue to come from international customers, and anticipate that our sales from regions outside of North and South America will grow over the long-term to approximately two-thirds of our total revenue.
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

Income Taxes
Our income tax provision consists of federal, state and foreign current and deferred income taxes. Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in the quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on its deferred tax assets as it is more likely than not that some, or all, of our deferred tax assets will not be realized. We continue to maintain a full valuation allowance against its net deferred tax assets. Income tax provision for the three and six months ended June 30, 2021 and 2020, respectively, was not material to the Company’s condensed consolidated financial statements.

Results of Operations:
The following table sets forth our condensed consolidated results of operations data for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Revenue
Product revenue	$7,360	$2,290	$13,971	$4,590
Service revenue	—	1,991	—	1,991
Total revenue	7,360	4,281	13,971	6,581
Cost of revenue(1)
Cost of product revenue (1)	5,465	3,862	10,333	8,078
Cost of services	—	26	—	26
Total cost of revenue	5,465	3,888	10,333	8,104
Gross profit (loss)	1,895	393	3,638	(1,523)
Operating expenses (1):
Research and development	6,474	5,678	11,186	10,152
Sales and marketing	4,614	1,685	8,040	3,911
General and administrative	12,197	3,678	22,104	7,344
Total operating expenses	23,285	11,041	41,330	21,407
Loss from operations	(21,390)	(10,648)	(37,692)	(22,930)
Other (expense) income:
Interest income	139	1	140	23
Interest expense	—	(398)	(504)	(1,675)
Other income (expense), net	(10,760)	(267)	(14,912)	(5,423)
Total other expense, net	(10,621)	(664)	(15,276)	(7,075)
Loss before income taxes	(32,011)	(11,312)	(52,968)	(30,005)
Provision for income tax expense	—	—	—	—
Net loss and comprehensive loss	$(32,011)	$(11,312)	$(52,968)	$(30,005)

The following table sets forth the components of our condensed consolidated statements of operations and comprehensive loss data as a percentage of revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(% of total revenue)		(% of total revenue)
Revenue
Product revenue	100%	53%	100%	70%
Service revenue	—	47	—	30
Total revenue	100	100	100	100
Cost of revenue (1)
Cost of product	74	90	74	123
Cost of services	—	1	—	—
Total cost of revenue	74	91	74	123
Gross profit (loss)	26	9	26	(23)
Operating expenses (1):
Research and development	88	133	80	154
Sales and marketing	63	39	58	59
General and administrative	166	86	158	112
Total operating expenses	316	258	296	325
Loss from operations	(291)	(249)	(270)	(348)
Other (expense) income:
Interest income	2	—	1	—
Interest expense	—	(9)	(4)	(25)
Other income (expense), net	(146)	(6)	(107)	(82)
Total other expense, net	(144)	(16)	(109)	(108)
Loss before income taxes	(435)	(264)	(379)	(456)
Provision for income tax expense	—	—	—	—
Net loss and comprehensive loss	(435)%	(264)%	(379)%	(456)%
(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Cost of revenue	$133	$59	$251	$101
Research and development	1,321	152	2,242	287
Sales and marketing	719	39	985	89
General and administrative	3,981	210	7,932	158
Total stock-based compensation	$6,154	$460	$11,410	$635

Comparison of the three months ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,		Change	Change
	2021	2020	$	%
	(dollars in thousands)
Revenue
Product revenue	$7,360	$2,290	$5,070	221%
Service revenue	—	1,991	(1,991)	(100)
Total revenue	$7,360	$4,281	$3,079	72%
Revenue by geographic location:
United States	$2,572	$2,788	$(216)	(8)%
Americas, excluding United States	161	39	122	313
Europe, Middle East and Africa	2,931	685	2,246	328
Asia and Pacific	1,696	769	927	121
Total	$7,360	$4,281	$3,079	72%
Product Revenue
Product revenue increased by $5.1 million, or 221%, to $7.4 million for the three months ended June 30, 2021 from $2.3 million for the comparable period in the prior year. The increase in product revenue was driven by a 341% increase in volume which we attribute primarily to the expansion of our sales team into new geographic regions and the increase of high volume, long-term agreements as some of our customers begin to move into a production stage with their autonomous products. Our average selling price declined by 28% as we moved towards long-term, high volume negotiated customer pricing. As our volumes increases we expect further reductions in our costs of goods sold.
Service Revenue
Service revenue decreased by $2.0 million, or 100% for the three months ended June 30, 2021 from $2.0 million for the comparable period in the prior year. This revenue represented non-recurring engineering work in relation to our new product release in early 2020.
Geographic Locations
Revenue in the United States decreased by $0.2 million in the three months ended June 30, 2021, compared to the prior year period. The revenue decrease was mainly attributable to service revenue from the second quarter of 2020 that did not recur in the 2021 period. All service revenue was attributable to the United States. Product revenue increased across all regions. Revenue in the Americas excluding the United States; Europe, the Middle East and Africa; and Asia and Pacific increased by $0.1 million, $2.2 million, $0.9 million, respectively, in the three months ended June 30, 2021 compared to the prior year period. The revenue increases in Asia and Pacific and Europe, the Middle East and Africa were a result of continued sales expansion in those geographic regions. We opened sales offices in these regions beginning in late 2019 and have since increasingly focused our sales resources on expanding globally.

Cost of Product Revenue and Gross Margin

	Three Months Ended June 30,		Change	Change
	2021	2020	$	%
	(dollars in thousands)
Cost of revenue
Cost of product revenue	$5,465	$3,862	$1,603	42%
Cost of services	—	26	(26)	(100)%
Total	$5,465	$3,888	$1,577	40.6%
Cost of Product Revenue and Gross Margin
Cost of product revenue increased by $1.6 million, or 42%, to $5.5 million for the three months ended June 30, 2021 from $3.9 million for the comparable period in the prior year and cost per unit decreased by 68%. The increase in cost of product revenue was primarily due to increases of $2.1 million in material costs due to volume which was offset by $0.5 million in per unit savings in material cost and an increase of $0.3 million in manufacturing overhead costs and freight. The increases were partially offset by a decrease of $0.3 million in other product costs due to lower allowances for excess and obsolete inventory.
Product gross margin increased from (69)% for the three months ended June 30, 2020 to 26% for the three months ended June 30, 2021. The improvement in product gross margin is due to the 68% decrease in cost per unit partially offset by the 28% decrease in average selling price.
Operating Expenses

	Three Months Ended June 30,		Change	Change
	2021	2020	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$6,474	$5,678	$796	14%
Sales and marketing	4,614	1,685	2,929	174
General and administrative	12,197	3,678	8,519	232
Total operating expenses:	$23,285	$11,041	$12,244	111%
Research and Development
Research and development expenses increased by $0.8 million, or 14%, to $6.5 million for the three months ended June 30, 2021 from $5.7 million for the comparable period in the prior year. The increase was primarily attributable to a $1.2 million increase in stock-based compensation expense, a $0.6 million increase in payroll-related expenses, a $0.3 increase in depreciation and amortization expense, and a $0.3 million increase in recruiting which was offset by a $1.6 million decrease in product development.
Sales and Marketing
Sales and marketing expenses increased by $2.9 million, or 174%, to $4.6 million for the three months ended June 30, 2021 from $1.7 million for the comparable period in the prior year. The increase was primarily attributable to an increase of $2.2 million in payroll and personnel-related costs driven by the addition of sales personnel in all our global regions, of which $0.7 million was stock-based compensation related, $0.6 million for marketing and sales consulting, and an increase of $0.1 million in facility-related expenses related to opening and expanding sales offices around the world.
General and Administrative
General and administrative expenses increased by $8.5 million, or 232%, to $12.2 million for the three months ended June 30, 2021 from $3.7 million for the comparable period in the prior year. The increase was primarily due to an increase of $3.8 million of stock-based compensation, an increase of $1.7 million in legal, accounting and professional services, an increase of $1.9 million in insurance premiums, an increase of $0.3 million of recruiting expenses related to executive search and hiring, an increase of $0.3 million in personnel-related expenses, and $0.5 million in facility, office-related and depreciation expenses.

Interest Income, Interest Expense and Other Income (Expense), Net

	Three Months Ended June 30,		Change	Change
	2021	2020	$	%
	(dollars in thousands)
Interest income	$139	$1	$138	13800%
Interest expense	—	(398)	398	(100)
Other income (expense), net	(10,760)	(267)	(10,493)	3,930
The increase in interest income was primarily related to an increase in our cash and cash equivalent balances after the Merger closed on March 11, 2021.
The decrease in interest expense was primarily due to the conversion of convertible notes in the second quarter of 2020 and the repayment of bank debt in the third quarter of 2020 and in March 2021.
Other income (expense), net was $10.8 million for the three months ended June 30, 2021 compared to $0.3 million for the comparable period in the prior year. During the three months ended June 30, 2021, we recorded a loss of $10.7 million for the fair value change of private placement warrant liability. In the three months ended June 30, 2020 we recorded $0.3 million in other expenses related to the Runway Loan and Security Agreement.
Income Taxes
We were subject to income taxes in the United States, Hong Kong, Thailand and China for the three months ended June 30, 2021 and 2020. Our income tax expense for three months ended June 30, 2021 and 2020 was not material to our condensed consolidated financial statements.
Comparison of the six months ended June 30, 2021 and 2020
Revenue

	Six Months Ended June 30,		Change	Change
	2021	2020	$	%
	(dollars in thousands)
Revenue
Product revenue	$13,971	$4,590	$9,381	204%
Service revenue	—	1,991	(1,991)	(100)
Total revenue	$13,971	$6,581	$7,390	112%
Revenue by geographic location:
United States	$4,426	$4,061	$365	9%
Americas, excluding United States	528	109	419	384
Europe, Middle East and Africa	6,070	1,268	4,802	379
Asia and Pacific	2,947	1,143	1,804	158
Total	$13,971	$6,581	$7,390	112%
Product Revenue
Product revenue increased by $9.4 million, or 204%, to $14.0 million for the six months ended June 30, 2021 from $4.6 million for the comparable period in the prior year. The increase in product revenue was driven by an increase in volume of 294%, which we attribute primarily to the expansion of our sales team into new geographic regions and the increase of high volume, long-term deals as some of our customers begin to move into a production stage with their autonomous products. Our average selling price declined by 23% as we moved towards negotiated customer pricing with customers reaching the production stage with their autonomous products and we expect reductions in the cost of goods sold as we grow our volumes.

Service Revenue
Service revenue decreased by $2.0 million or 100% for the six months ended June 30, 2021 from $2.0 million for the comparable period in the prior year. This revenue represented engineering work in relation to our new product release in early 2020.

Geographic Locations
Revenue in the United States increased by $0.4 million in the six months ended June 30, 2021, compared to the prior year period. The revenue increase was mainly attributable to investments in additional sales staff. Revenue in the Americas excluding the United States; Europe, the Middle East and Africa; and Asia and Pacific increased by $0.4 million, $4.8 million, $1.8 million, respectively, in the six months ended June 30, 2021 compared to the prior year period. The revenue increases in the geographic regions of Asia and Pacific and Europe, the Middle East and Africa were a result of recent sales expansion in those regions. We opened sales offices in these regions beginning in late 2019 and have since continued to invest in expanding globally.
Cost of Product Revenue and Gross Margin

	Six Months Ended June 30,		Change	Change
	2021	2020	$	%
	(dollars in thousands)
Cost of revenue
Cost of product revenue	$10,333	$8,078	$2,255	28%
Cost of services	—	26	(26)	(100)%
Total	$10,333	$8,104	$2,229	27.5%
Cost of Product Revenue and Gross Margin
Cost of product revenue increased by $2.3 million, or 28%, to $10.3 million for the six months ended June 30, 2021 from $8.1 million for the comparable period in the prior year and cost per unit decreased by 67%. The increase in cost of product revenue was primarily due to increases of $3.4 million in material costs due to volume which was offset by $0.8 million in savings due to reduction in material costs per unit and increases of $0.7 million in manufacturing overhead costs. The increases were partially offset by a decrease of $1.0 million in other product costs due to lower allowances for excess and obsolete inventory.
Product gross margin increased from (76)% for the six months ended June 30, 2020 to 26% for the six months ended June 30, 2021. The improvement in product gross margin is due to the 67% decrease in cost per unit slightly offset by the 23% decrease in average selling price referenced above.
Services Cost of Revenue and Gross Margin
Services cost of revenue decreased by $26 thousand. This decrease in cost of revenue was due to there being no non-recurring engineering work in the six months ended June 30, 2021.
Operating Expenses

	Six Months Ended June 30,		Change	Change
	2021	2020	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$11,186	$10,152	$1,034	10%
Sales and marketing	8,040	3,911	4,129	106
General and administrative	22,104	7,344	14,760	201
Total operating expenses:	$41,330	$21,407	$19,923	93%

Research and Development
Research and development expenses increased by $1.0 million, or 10%, to $11.2 million for the six months ended June 30, 2021 from $10.2 million for the comparable period in the prior year. The increase was primarily attributable to a $2.1 million increase in stock-based compensation expense, a $0.6 million increase in payroll and personnel-related expense, and a $0.3 million increase in depreciation expense which was partially offset by a $2.0 million reduction in prototype and equipment costs related to product development.
Sales and Marketing
Sales and marketing expenses increased by $4.1 million, or 106%, to $8.0 million for the six months ended June 30, 2021 from $3.9 million for the comparable period in the prior year. The increase was primarily attributable to an increase of $3.1 million in payroll and personnel-related costs driven by the addition of sales personnel in all our global regions, of which $0.9 million was stock-based compensation related, $1.0 million for additional branding and public relations expenses related to the Merger, marketing and consultants, and $0.1 million increase in facility, office and related expenses related to opening and expanding sales offices around the world.
General and Administrative
General and administrative expenses increased by $14.8 million, or 201%, to $22.1 million for the six months ended June 30, 2021 from $7.3 million for the comparable period in the prior year. The increase was primarily due to an increase of $7.8 million of stock-based compensation, a $0.6 million increase in payroll-related expense, an increase of $2.7 million in legal, accounting and professional services fees, an increase of $2.3 million in insurance premiums, an increase of $0.6 million of recruiting expenses relating to executive search and hiring, an increase of $0.6 million in facilities and office related expense, and $0.2 million in depreciation.
Interest Income, Interest Expense and Other Income (Expense), Net

	Six Months Ended June 30,		Change	Change
	2021	2020	$	%
	(dollars in thousands)
Interest income	$140	$23	$117	509%
Interest expense	(504)	(1,675)	1,171	(70)
Other income (expense), net	(14,912)	(5,423)	(9,489)	175
Interest income was $0.1 million for the six months ended June 30, 2021 compared to $0.023 million for the comparable period in the prior year. This increase in interest income was primarily related to an increase in our cash and cash equivalent balances after the Merger closed on March 11, 2021.
Interest expense was $0.5 million for the six months ended June 30, 2021 compared to $1.7 million for the comparable period in the prior year. The decrease was primarily due to the conversion of convertible notes in the second quarter of 2020 and the repayment of bank debt in the third quarter of 2020 and March 2021.
Other income (expense), net was $14.9 million for the six months ended June 30, 2021 compared to $5.4 million for the comparable period in the prior year. During the six months ended June 30, 2021, we recorded a loss of $8.8 million for the fair value change of redeemable convertible preferred stock warrant liability and a loss of $6.1 million for the fair value change of Private Placement warrant liability. During the six months ended June 30, 2020, we recorded a loss of $5.3 million for the fair value change of derivative liability related to our convertible notes.
Income Taxes
We were subject to income taxes in the United States, Hong Kong, Thailand and China for the six months ended June 30, 2021 and 2020. Our income tax expense for six months ended June 30, 2021 and 2020 was not material to the Company’s condensed consolidated financial statements.

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
As of June 30, 2021 we had an accumulated deficit of $262.3 million and cash and cash equivalents of $240.1 million. We have experienced recurring losses from operations, and negative cash flows from operations, and we expect to continue operating at a loss and to have negative cash flows from operations for the foreseeable future. We believe our cash and cash equivalents on hand, together with cash we expect to generate from future operations, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. However, because we are in the growth stage of our business and operate in an emerging field of technology, we expect to continue to invest in research and development and expand our sales and marketing teams worldwide. We are likely to require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, the widespread COVID-19 pandemic, including variants, has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.
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
On March 26, 2021 we terminated the Runway Loan and Security Agreement and repaid the $7.0 million principal amount outstanding as well as interest and fees amounting to $0.4 million. We incurred no prepayment fees in connection with the termination and all liens and security interests securing the loan made pursuant to the Runway Loan and Security Agreement were released upon termination. As of June 30, 2021 and December 31, 2020, the outstanding principal balance of the loan was nil and $7.0 million, respectively.
Cash Flow Summary

	Six Months Ended June 30,
	2021	2020
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$(28,346)	$(24,269)
Investing activities	(659)	(1,775)
Financing activities	257,791	20,633

Operating Activities
During the six months ended June 30, 2021, operating activities used $28.3 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $53.0 million, impacted by our non-cash charges of $30.0 million primarily consisting of stock-based compensation of $11.4 million, a $14.9 million change in fair value of warrant liabilities, depreciation and amortization of $2.3 million, change in right-of-use asset of $1.0 million, interest expense and amortization of debt issuance costs and debt discount of $0.3 million. The changes in our operating assets and liabilities of $5.4 million were primarily due to a decrease in operating lease liability of $1.4 million, a decrease in accounts payable of $3.3 million, an increase in accounts receivable of $2.3 million and an increase in accrued and other liabilities of $1.7 million.
During the six months ended June 30, 2020, operating activities used $24.3 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $30.0 million, impacted by our non-cash charges of $11.7 million primarily consisting of a $5.3 million change in fair value of derivative liability, inventory write down of $1.8, interest expense and amortization of debt issuance costs and debt discount of $1.1 million, depreciation and amortization of $1.7 million, change in right-of-use asset of $1.1 million, stock-based compensation of $0.6 million. The changes in our operating assets and liabilities of $6.0 million were primarily due to an increase in inventories of $2.9 million, and an increase in accounts receivable of $0.2 million, an decrease of accounts payable of $0.8 million, and a decrease in accrued and other current liabilities of $2.2 million.
Investing Activities
During the six months ended June 30, 2021, cash used in investing activities was $0.7 million, which was related to purchases of property, plant and equipment.
During the six months ended June 30, 2020, cash used in investing activities was $1.8 million, which was related to purchases of property, plant and equipment.
Financing Activities
During the six months ended June 30, 2021, cash provided by financing activities was $257.8 million, consisting primarily of $291.5 million proceeds (net of $8.4 million of pre-Merger costs relating to CLA) from the Merger and PIPE Investment offset by offerings costs of $27.1 million, and proceeds from exercise of stock options of $0.5 million, partially offset by repayment of debt of $7.0 million. There were promissory notes to related parties of $5.0 million that were issued and repaid during the six months ended June 30, 2021.
During the six months ended June 30, 2020, cash provided by financing activities was $20.6 million, which was mainly related to the proceeds from issuance of Series B redeemable convertible preferred stock.
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any off-balance sheet arrangements, that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Contractual Obligations
There have been no material updates to our contractual obligations from those disclosed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2021.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, cost of revenue and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

There were no material changes to our critical accounting policies and estimates as of and for the three and six months ended June 30, 2021, as compared to the critical accounting policies and estimates described in “Critical Accounting Policies and Estimates” in Exhibit 99.3 to our Super 8-K filed with the SEC on March 15, 2021.

Recent Accounting Pronouncements
Please refer to Note 2 in our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report on Form 10-Q. Based on our public float as of June 30, 2021, we expect to become a large accelerated filer, and lose emerging growth company status, as of December 31, 2021. As of December 31, 2021, we will be required to adopt new or revised accounting standards when they are applicable to public companies that are not emerging growth companies.
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
Interest Rate Risk
As of June 30, 2021, we had cash and cash equivalents of approximately $240.1 million, out of which $238.9 million consisted of institutional money market funds, which carries a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Substantially all of our revenue is generated in U.S. dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States. and to a lesser extent in Asia and Europe. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021 due to the material weaknesses in our internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
On June 10, 2021, we received a letter from the SEC notifying us of an investigation and document subpoena. The subpoena seeks documents regarding projected financial information in CLA’s Form S-4 registration statement filed on December 22, 2020. We intend to cooperate with the SEC’s subpoena.
From time to time, we have been and may again become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any litigation or legal proceedings that we believe to be material and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results, financial condition or cash flows. See Part I, Item 1 “Financial Statements (Unaudited) — Note 7 — Commitments and Contingencies.”
Item 1A. Risk Factors
As a result of the closing of the Merger, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 no longer apply. For risk factors relating to our business following the Merger, please refer to the section titled “Risk Factors” in the Proxy Statement/Prospectus filed with SEC on February 12, 2021, as updated by the risk factors disclosed in the section titled “Risk Factors” in our Form 8-K, filed with the SEC on March 15, 2021, as amended on July 12, 2021. Except for the new risk factor set forth below, there have been no material changes to such previously disclosed risk factors:
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
As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2021, on May 13, 2021, the Audit Committee of our Board of Directors (the "Audit Committee"), in response to the SEC Statement after discussion with management of the Company and based on management’s consultation with Marcum LLP, CLA’s independent registered public accounting firm prior to the Merger, and its legal advisors, concluded that CLA’s previously issued consolidated financial statements as of and for the year ended December 31, 2020 included in CLA’s Annual Report on Form 10-K for the year ended December 31, 2020 should be restated to reflect the impact of the change in accounting for the warrants and accordingly, should no longer be relied upon. Accordingly, the Company filed an amended Annual Report on Form 10-K on June 30, 2021 to restate CLA’s previously issued consolidated financial statements as of and for the year ended December 31, 2020.

As a result of the restatement of CLA’s previously issued consolidated financial statements for the year ended December 31, 2020, we could be subject to regulatory, litigation, stockholder, or other actions in connection with the restatement, which would, regardless of the outcome, consume management's time and attention and may result in additional legal, accounting, and other costs. If we do not prevail in any such proceedings, we could be required to pay damages or settlement costs, which could be material. In addition, the restatement and related matters could impair our reputation or could cause our customers, stockholders, or other counterparties to lose confidence in us. Any of these occurrences could have a material adverse effect on our business, results of operations, financial condition, and stock price.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
We sold no securities during the three months ended June 30, 2021 that were not registered under the Securities Act.
Use of Proceeds
On August 25, 2020, CLA consummated an initial public offering of 20,000,000 units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant (the “Units”). The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per unit, generating gross proceeds of $200,000,000. BTIG acted as sole book-running manager, of the initial public offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-240378). The Securities and Exchange Commission declared the registration statement effective on August 20, 2020. The proceeds from the initial public offering were used as consideration for the Merger and any remaining proceeds will be used for general corporate purposes.
Issuer Purchases of Equity Securities
We did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act during the three months ended June 30, 2021.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference

		Form	File No.	Exhibit	Filing Date	Filed/ Furnished herewith
2.1†	Agreement and Plan of Merger, dated as of December 21, 2020, by and among the Company, Beam Merger Sub, Inc. and Ouster, Inc.	S-4/A	333-251611	2.1	2/10/2021
3.1	Certificate of Incorporation of Ouster, Inc.	S-4 POS	333-251611	3.1	3/10/2021
3.2	Bylaws of Ouster, Inc.	S-4 POS	333-251611	3.2	3/10/2021
10.1	Employment Agreement, by and between the Company and Nathan Dickerman, dated March 1, 2021.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
____________

†	The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.
*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ouster, Inc.
Date: August 9, 2021	By:	/s/ Anna Brunelle
	Name:	Anna Brunelle
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)