Form 10-Q
period 2021-09-30
Ouster, Inc.
filed 2021-11-12
CIK 1816581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of November 11, 2021, the registrant had 171,604,276 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential acquisitions, market growth and trends, strategic customer agreements and total addressable markets, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including Ouster’s limited operating history and history of losses; the negotiating power and product standards of its customers; fluctuations in its operating results; cancellation or postponement of contracts or unsuccessful implementations; the adoption of its products and the growth of the lidar market generally; its ability to grow its sales and marketing organization; substantial research and development costs needed to develop and commercialize new products; the competitive environment in which it operates; selection of our products for inclusion in target markets; its future capital needs; its ability to use tax attributes; its dependence on key third party suppliers, in particular Benchmark Electronics, Inc., and manufacturers; ability to maintain inventory and the risk of inventory write-downs; inaccurate forecasts of market growth; its ability to manage growth; the creditworthiness of our customers; risks related to acquisitions; risks related to international operations; risks of product delivery problems or defects; costs associated with product warranties; its ability to maintain competitive average selling prices or high sales volumes or reduce product costs; conditions in its customers industries; its ability to recruit and retain key personnel; its use of professional employer organizations; its ability to adequately protect and enforce its intellectual property rights; its ability to effectively respond to evolving regulations and standards; risks related to operating as a public company; risks related to the COVID-19 pandemic, including variants; and risks related to certain of our warrants being accounted for as liabilities. Other risk factors include the important factors described in the section titled “Risk Factors” in the final prospectus, dated and filed with the Securities and Exchange Commission (the “SEC”) on August 19, 2021, and as further updated in our other filings with the SEC, that may cause our actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OUSTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$221,576	$11,362
Restricted cash, current	1,008	276
Accounts receivable, net	6,705	2,327
Inventory, net	6,502	4,817
Prepaid expenses and other current assets	6,288	2,441
Total current assets	242,079	21,223
Property and equipment, net	8,411	9,731
Operating lease, right-of-use assets	9,779	11,071
Restricted cash, non-current	1,004	1,004
Other non-current assets	—	3,385
Total assets	$261,273	$46,414
Liabilities, redeemable convertible preferred stock and stockholders’ equity / (deficit)
Current liabilities:
Accounts payable	$4,461	$6,894
Accrued and other current liabilities	11,438	4,121
Short-term debt	—	7,130
Operating lease liability, current portion	3,057	2,772
Total current liabilities	18,956	20,917
Operating lease liability, long-term portion	9,853	11,908
Warrant liabilities (At September 30, 2021 and December 31, 2020 related party $3,843 and Nil, respectively)	10,979	49,293
Other non-current liabilities	905	978
Total liabilities	40,693	83,096
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.0001 par value per share; Nil and 131,411,372 shares authorized at September 30, 2021 and December 31, 2020; Nil and 88,434,754 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively (aggregate liquidation preference of Nil and $41,791 at September 30, 2021 and December 31, 2020, respectively)	—	39,225
Stockholders’ equity / (deficit):
Common stock, $0.0001 par value; 1,000,000,000 and 210,956,516 shares authorized at September 30, 2021 and December 31, 2020, respectively; 161,529,449 and 33,327,294 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	16	—
Preferred stock, $0.0001 par value; 100,000,000 and Nil shares authorized at September 30, 2021 and December 31, 2020, respectively; Nil and Nil issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	495,576	133,468
Accumulated deficit	(275,012)	(209,375)
Total stockholders’ equity / (deficit)	220,580	(75,907)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity / (deficit)	$261,273	$46,414

The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Product revenue	$7,755	$5,934	$21,726	$10,524
Service revenue	—	13	—	2,004
Total revenue	7,755	5,947	21,726	12,528
Cost of product revenue
Cost of product	5,879	4,884	16,212	12,962
Cost of services	—	—	—	26
Total cost of revenue	5,879	4,884	16,212	12,988
Gross profit (loss)	1,876	1,063	5,514	(460)
Operating expenses:
Research and development	8,390	8,876	19,576	19,028
Sales and marketing	6,737	2,394	14,777	6,305
General and administrative	14,073	4,512	36,177	11,856
Total operating expenses	29,200	15,782	70,530	37,189
Loss from operations	(27,324)	(14,719)	(65,016)	(37,649)
Other (expense) income:
Interest income	165	1	305	24
Interest expense	—	(521)	(504)	(2,196)
Other income (expense), net	14,490	(4,376)	(422)	(9,799)
Total other expense, net	14,655	(4,896)	(621)	(11,971)
Loss before income taxes	(12,669)	(19,615)	(65,637)	(49,620)
Provision for income tax expense	—	—	—	—
Net loss and comprehensive loss	$(12,669)	$(19,615)	$(65,637)	$(49,620)
Net loss per common share, basic and diluted	$(0.08)	$(0.97)	$(0.53)	$(3.15)
Weighted-average shares used to compute basic and diluted net loss per share	156,647,259	20,303,631	123,175,390	15,753,057
The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in- Capital	Notes receivable from stockholders	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares (1)	Amount	Shares (1)	Amount
Balance — December 31, 2020	88,434,754	$39,225	33,327,294	$—	$133,468	$—	$(209,375)	$(75,907)
Issuance of common stock upon exercise of stock options	—	—	727,114	1	189	—	—	190
Repurchase of common stock	—	—	(220,561)	—	(43)	—	—	(43)
Issuance of redeemable convertible preferred stock upon exercise of warrants	4,232,947	58,097	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock	(92,667,701)	(97,322)	92,667,701	12	97,322	—	—	97,334
Issuance of common stock upon merger and private offering, net of acquired private placement warrants of $19,377	—	—	34,947,657	3	272,061	—	—	272,064
Offering costs in connection with the merger	—	—	—	—	(26,620)	—	—	(26,620)
Vesting of early exercised stock options	—	—	—	—	438	—	—	438
Stock-based compensation expense	—	—	—	—	5,256	—	—	5,256
Net loss	—	—	—	—	—	—	(20,957)	(20,957)
Balance — March 31, 2021	—	—	161,449,205	16	482,071	—	(230,332)	251,755
Vesting of early exercised stock options	—	—	—	—	104	—		104
Stock-based compensation expense	—	—	—	—	6,154	—		6,154
Net loss	—	—	—	—	—	—	(32,011)	(32,011)
Balance — June 30, 2021	—	—	161,449,205	16	488,329	$—	(262,343)	226,002
Issuance of common stock upon exercise of stock options	—	—	186,165	—	35	—		35
Cancellation of previously issued awards	—	—	(105,921)	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	65	—		65
Stock-based compensation expense	—	—	—	—	7,147	—		7,147
Net loss	—	—	—	—	—	—	(12,669)	(12,669)
Balance — September 30, 2021	—	$—	161,529,449	$16	$495,576	$—	$(275,012)	$220,580
(1) The shares of the Company’s common and redeemable convertible preferred stock, prior to the Merger (as defined in Note 1), have been retroactively restated as shares reflecting the exchange ratio of approximately 0.703 established in the Merger as described in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
(unaudited)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in- Capital	Notes receivable from stockholders	Accumulated Deficit	Total Stockholders’ Deficit
	Shares (1)	Amount	Shares (1)	Amount
Balance — December 31, 2019	4,384,348	$40,016	7,902,407	$—	$2,320	$(44)	$(102,595)	(100,319)
Issuance of common stock upon exercise of stock options	—	—	423	—	2	—	—	2
Reclassification of a note receivable from a stockholder	—	—	—	—	—	44	—	44
Vesting of early exercised stock options	—	—	—	—	12	—	—	12
Stock-based compensation expense	—	—	—	—	175	—	—	175
Net loss	—	—	—	—	—	—	(18,693)	(18,693)
Balance — March 31, 2020	4,384,348	40,016	7,902,830	—	2,509	—	(121,288)	(118,779)
Issuance of redeemable convertible preferred stock, net of discount and issuance cost	43,952,862	18,330	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock	(4,384,348)	(40,016)	4,384,348	—	40,016	—	—	40,016
Conversion of convertible notes to common stock	—	—	7,201,911	—	78,311	—	—	78,311
Stock-based compensation expense	—	—	—	—	460	—	—	460
Vesting of early exercised stock options	—	—	—	—	12	—	—	12
Net loss	—	—	—	—	—	—	(11,312)	(11,312)
Balance — June 30, 2020	43,952,862	18,330	19,489,089	—	121,308	—	(132,600)	(11,292)
Issuance of common stock upon exercise of restricted stock awards	—	—	1,617,264	—	8	—	—	8
Issuance of common stock upon exercise of stock options	—	—	63,076	—	7	—	—	7
Issuance of redeemable convertible preferred stock, net of discount and issuance cost	44,481,892	$20,895	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	7,256	—	—	7,256
Vesting of early exercised stock options	—	—	—	—	12	—	—	12
Net loss	—	—	—	—	—	—	(19,615)	(19,615)
Balance — September 30, 2020	88,434,754	$39,225	21,169,429	$—	$128,591	$—	$(152,215)	$(23,624)
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

The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(65,637)	$(49,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,428	2,705
Stock-based compensation	18,557	7,891
Change in right-of-use asset	1,292	1,388
Interest expense on notes and convertible debt	36	840
Amortization of debt issuance costs and debt discount	250	335
Change in fair value of warrant liabilities	406	6,097
Change in fair value of derivative liability	—	5,308
Gain on extinguishment of tranche right liability	—	(1,610)
Inventory write down	866	1,156
Changes in operating assets and liabilities:
Accounts receivable	(4,378)	(2,023)
Inventory	(2,551)	(4,064)
Prepaid expenses and other assets	42	21
Accounts payable	(2,707)	(625)
Accrued and other liabilities	7,060	(2,001)
Operating lease liability	(1,770)	(429)
Net cash used in operating activities	(45,106)	(34,631)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,774)	(2,394)
Net cash used in investing activities	(1,774)	(2,394)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the merger and private offering	291,454	—
Payment of offering costs	(27,124)	—
Repayment of debt	(7,000)	(3,000)
Proceeds from issuance of promissory notes to related parties	5,000	—
Repayment of promissory notes to related parties	(5,000)	—
Repurchase of common stock	(43)	—
Proceeds from exercise of stock options	539	9
Issuance of common stock upon exercise of restricted stock awards	—	8
Proceeds from issuance of Series B redeemable convertible preferred stock, net of issuance cost of $265	—	41,526
Net cash provided by financing activities	257,826	38,543
Net increase in cash, cash equivalents and restricted cash	210,946	1,518
Cash, cash equivalents and restricted cash at beginning of period	12,642	18,405
Cash, cash equivalents and restricted cash at end of period	$223,588	$19,923
SUPPLEMENTAL DISCLOSURES OF OPERATING ACTIVITIES:
Cash paid for interest	$635	$1,020
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accrued liabilities	$334	$12
Private placement warrants acquired as part of the merger	$19,377	$—
Issuance of redeemable convertible preferred stock upon exercise of warrants	$58,097	$—
Conversion of redeemable convertible preferred stock to common stock	$97,322	$40,016
Right-of-use assets obtained in exchange for operating lease liability	$—	$6,234
Issuance of common stock pursuant to the conversion of convertible notes and accrued interest	$—	$78,311
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

Impact of the COVID-19 Pandemic
The Company has been actively monitoring the ongoing COVID-19 pandemic situation and its impact on the Company’s business. In response to the pandemic, numerous state and local jurisdictions have imposed “shelter-in-place” orders, quarantines and other restrictions. In the United States, governmental authorities have, at times, recommended, and in certain cases required, that elective, specialty and other procedures and appointments, be suspended or canceled. In the United States, COVID-19 restrictions continue to vary state by state as the measures depend greatly on the political landscape and the resurgence of new cases. In California, where the Company’s headquarters are located, face coverings indoors are still recommended regardless of vaccination status, and some counties continue to have mask mandates. Such orders or restrictions resulted in reduced operations at the Company’s headquarters (including its manufacturing facility), work stoppages, slowdowns and delays, travel restrictions and cancellation of events and have restricted the efforts of the Company’s sales representatives, thereby significantly and negatively impacting the Company’s operations.
The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, including variants, the progression and effectiveness of vaccination roll-outs, vaccination hesitancy, and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. The situation surrounding COVID-19 remains fluid and the potential for a material impact on the Company increases the longer the virus impacts the level of economic activity in the United States and globally. Given the ongoing evolution of the COVID-19 and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 on its results of operations, financial condition, or liquidity for the year ending December 31, 2021 and beyond.
Liquidity
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. The Company has experienced recurring losses from operations, and negative cash flows from operations. As of September 30, 2021, the Company had an accumulated deficit of approximately $275.0 million. The Company has historically financed its operations primarily through the Merger and related transactions, the sale of convertible notes, equity securities, proceeds from debt and, to a lesser extent, cash received from sales. Management expects significant operating losses and negative cash flows from operations to continue for the foreseeable future. The Company expects to continue investing in product development and sales and marketing activities. The long-term continuation of the Company’s business plan is dependent upon the generation of sufficient revenues from its products to offset expenses. In the event that the Company does not generate sufficient cash flows from operations and is unable to obtain funding, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs or ability to continue operations. The Company has concluded that its cash and cash equivalents as of September 30, 2021 are sufficient for the Company to continue as a going concern for at least one year from the date these unaudited condensed consolidated financial statements are available for issuance.

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
Note 2 – Summary of Significant Accounting Policies
During the nine months ended September 30, 2021, there were no significant changes to the Company’s significant accounting policies.
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

In October 2021, the FASB issued ASU 2018-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends ASC 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of this ASU on the Company’s condensed consolidated financial statements.
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
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable was as follows:

	September 30, 2021	December 31, 2020
Customer A	*	13%
Customer B	*	23%
Customer C	14%	*
* Customer accounted for less than 10% of total accounts receivable as of such date.
Revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Customer D	*	*	10%	*
Customer E	*	*	*	16%
* Customer accounted for less than 10% of total revenue in the period.

Concentrations of supplier risk
Purchases from the Company’s major suppliers representing 10% or more of total purchases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Supplier A	19%	19%	17%	15%

Supplier A accounted for 50% and 23% of total accounts payable balance as of September 30, 2021 and December 31, 2020.
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
On September 30, 2021, the Company’s Level 3 liabilities consisted of the Private Placement warrant liability. The determination of the fair value of warrant liability is discussed in Note 6.
On December 31, 2020, the Company’s Level 3 liabilities consisted of the redeemable convertible preferred stock warrant liability. The determination of the fair value of warrant liability is discussed in Note 6.

The following table provides information by level for the Company’s assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$219,276	$—	$—	$219,276
Total financial assets	$219,276	$—	$—	$219,276
Liabilities
Warrant liabilities	$—	$—	$10,979	$10,979
Total financial liabilities	$—	$—	$10,979	$10,979

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$10,493	$—	$—	$10,493
Total financial assets	$10,493	$—	$—	$10,493
Liabilities
Warrant liabilities	$—	$—	$49,293	$49,293
Total financial liabilities	$—	$—	$49,293	$49,293
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

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

	Redeemable Convertible Preferred Stock Warrant Liability	Redeemable Convertible Preferred Stock Tranche Liability	Private Placement Warrant Liability	Derivative Liability
Fair value as of January 1, 2020	$(162)	$—	$—	$—
Change in the fair value included in other income (expense), net	(6,097)	—	—	(5,308)
Recognition of preferred stock warrant and tranche liability upon issuance	(691)	(1,610)	—	—
Extinguishment of derivative liability upon conversion of convertible notes	—	—	—	5,308
Fair value as of Settlement of redeemable convertible preferred stock tranche liability due to the issuance of Series B redeemable convertible preferred stock	—	1,610	—	—
Fair value as of September 30, 2020	$(6,950)	$—	$—	$—

Fair value as of January 1, 2021	$(49,293)	$—	$—	$—
Private placement warrant liability acquired as part of the Merger	—	—	(19,377)	—
Change in the fair value included in other income (expense), net	(8,804)	—	8,398	—
Issuance of preferred stock upon exercise of warrants	58,097	—	—	—
Fair value as of September 30, 2021	$—	$—	$(10,979)	$—
Disclosure of Fair Values
Our financial instruments that are not re-measured at fair value include accounts receivable, accounts payable, accrued and other current liabilities, convertible notes and debt. The carrying values of these financial instruments approximate their fair values.
Note 4. Balance Sheet Components
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Cash	$2,300	$869
Cash equivalents:
Money market funds(1)	219,276	10,493
Total cash and cash equivalents	$221,576	$11,362
(1)The Company maintains a cash sweep account which is included in money market funds as of September 30, 2021. Cash is invested in the short-term money market funds, which is a cash sweep for uninvested cash that earns interest.

Restricted Cash
Restricted cash consists of certificates of deposit held by a bank as security for outstanding letters of credit. The Company had a restricted cash balance of $2.0 million and $1.3 million as of September 30, 2021 and December 31, 2020, respectively, which has been excluded from the Company’s cash and cash equivalents balances. The Company presented $1.0 million and $0.3 million of the total amount of restricted cash within current assets on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively. The remaining restricted cash balance of $1.0 million and $1.0 million is included in non-current assets on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.

Reconciliation of cash, cash equivalents and restricted cash as shown in the condensed consolidated statement of cash flows to the respective accounts within the condensed consolidated balance sheet is as follows (in thousands):

	September 30, 2021	September 30, 2020
Cash and cash equivalents	$221,576	$18,367
Restricted cash, current	1,008	276
Restricted cash, non-current	1,004	1,280
Total cash, cash equivalents and restricted cash	$223,588	$19,923

Inventory
Inventory, consisting of material, direct and indirect labor, and manufacturing overhead, consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$2,269	$1,376
Work in process	2,165	1,249
Finished goods	2,068	2,192
Total inventory	$6,502	$4,817
Total inventory balance as of September 30, 2021 and December 31, 2020 includes a write down of $2.6 million and $2.7 million, respectively, for obsolete, scrap, or returned inventory. During the three months ended September 30, 2021 and 2020, $0.7 million and $0 million of inventory write offs were charged to cost of revenue. During the nine months ended September 30, 2021 and 2020, respectively, $0.9 million and $1.2 million of inventory write offs were charged to cost of revenue.
Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid insurance	$3,473	$206
Prepaid expenses	1,583	694
Receivable from contract manufacturer	53	1,521
Security deposit	1,179	20
Total prepaid and other current assets	$6,288	$2,441
Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Customer deposits	$48	$71
Accrued compensation	2,640	1,618
Uninvoiced receipts	7,726	1,947
Other	1,024	485
Total accrued and other current liabilities	$11,438	$4,121

Note 5. Debt
Runway Growth Loan Agreement
On November 27, 2018, the Company entered into a Loan and Security Agreement with Runway Growth Credit Fund Inc. (“Runway Loan and Security Agreement”). The Runway Loan and Security Agreement provided for loans in an aggregate principal amount up to $10.0 million with a loan maturity date of November 15, 2021. The loan carried an interest rate equal to LIBOR plus 8.5%, unless LIBOR becomes no longer attainable or ceases to fairly reflect the costs of the lender, in which case the applicable interest rate shall be Prime Rate plus 6.0%. In an event of default, annual interest is increased by 5.0% above the otherwise applicable rate. The loan’s annual effective interest rate was approximately 16.4% for each of the nine months ended September 30, 2021 and 2020.
In conjunction with the Runway Loan and Security Agreement, the Company issued a warrant to purchase 35,348 shares of Series A redeemable convertible preferred stock (the “Series A Preferred Stock”) of OTI (4.0% of original principal amount of $10.0 million, divided by the exercise price), with an exercise price of $11.3518 per share. The fair value of this warrant was estimated to be $0.1 million and accounted for as a debt discount. On August 5, 2019, in connection with the second amendment to the Runway Loan and Security Agreement, OTI amended the warrant issued to Runway Growth to increase the number of shares available to purchase to 53,023 shares of Series A Preferred Stock of OTI. The aggregate value of the warrants increased by $0.1 million after the warrant modification.
The warrants were exercised on March 11, 2021 and the warrant liability was remeasured to fair value with the increase recognized as a loss of $0.6 million for the three and nine months ended September 30, 2021 within other income (expense), net in the consolidated statements of operations and comprehensive loss. The warrant liability was remeasured to fair value as of September 30, 2020 and the reduction was recognized as a gain of $0.2 million.
On March 26, 2021 the Company terminated the Runway Loan and Security Agreement and repaid the $7.0 million principal amount outstanding as well as interest and fees amounting to $0.4 million. The Company incurred no prepayment fees in connection with the termination and all liens and security interests securing the loan made pursuant to the Runway Loan and Security Agreement were released upon termination. As of September 30, 2021 and December 31, 2020, the outstanding principal balance of the loan was nil and $7.0 million, respectively.
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
The Series B warrants were initially recognized as a liability at a fair value of $0.7 million. The Series B warrants were exercised on February 11, 2021 and the warrant liability was remeasured to fair value as of that date, resulting in a loss of $8.3 million for the nine months ended September 30, 2021, classified within other income (expense), net in the consolidated statements of operations and comprehensive loss. Upon exercise redeemable convertible preferred stock converted into common stock pursuant to the conversion rate effective immediately prior to the Merger.
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

Series B Redeemable Convertible Preferred Stock Tranche
In April 2020 and May 2020, OTI issued 62,505,102 shares of Series B redeemable convertible preferred stock at $0.3323 per share. For each share purchased, the purchaser had an option to purchase an additional share of Series B redeemable convertible preferred stock at $0.3323 per share, exercisable at any time prior to August 13, 2020 (the “Tranche Right”). The Company determined that the Tranche Right represented a freestanding obligation of the Company to issue additional shares of contingently redeemable shares if exercised by the holder. The freestanding redeemable convertible preferred stock tranche liability was initially recorded at fair value, with fair value changes recorded within other income (expense), net in the consolidated statements of operations and comprehensive loss.

Private Placement Warrants
Simultaneously with the closing of the Company’s initial public offering (the “IPO”) in August 2020, the sponsor of CLA, Colonnade Sponsor LLC, purchased an aggregate of 6,000,000 Private Placement warrants at a price of $1.00 per warrant, for an aggregate purchase price of $6,000,000. The Private Placement warrants became exercisable 12 months following the closing of the Company’s IPO, and will expire five years from the completion of the Merger, or earlier upon redemption or liquidation. Each Private Placement warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. On March 11, 2021, each outstanding Private Placement warrant automatically converted into a warrant to purchase one share of Ouster common stock pursuant to the Warrant Agreement.

The Private Placement warrants were initially recognized as a liability at a fair value of $19.4 million and the Private Placement warrant liability was remeasured to fair value as of March 31, 2021, June 30, 2021 and September 30, 2021, resulting in a gain of $14.5 million and $8.4 million for the three and nine months ended September 30, 2021, classified within other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
The Private Placement warrants were valued using the following assumptions under the Black-Scholes option-pricing model:

	March 11, 2021	March 31, 2021	June 30, 2021	September 30, 2021
Stock price	$12.00	$8.50	$12.49	$7.32
Exercise price of warrant	11.5	11.5	11.5	11.5
Expected term (years)	5.00	4.95	4.7	4.44
Expected volatility	27.00%	43.00%	43.00%	46.00%
Risk-free interest rate	0.78%	0.92%	0.92%	0.90%
Public Warrants
CLA, in its IPO in August 2020, issued 20,000,000 units that each consisted of one Class A ordinary share and one half warrant to purchase a Class A ordinary share, which we refer to as CLA warrants before the Merger and Public warrants after the Merger. These warrants may only be exercised for a whole number of shares, and no fractional warrants were issued or issuable upon separation of the units and only whole warrants will trade. The warrants became exercisable 12 months following the closing of the Company’s IPO, and will expire five years from the completion of the Merger, or earlier upon redemption or liquidation. Each Public warrant is exercisable at a price of $11.50 per share. On March 11, 2021, upon the closing of the Merger pursuant to the Merger Agreement (Note 1), each of the 9,999,996 outstanding warrants, as adjusted for any fractional warrants that were not issued upon separation, was converted automatically into a redeemable Public warrant to purchase one share of the Company’s common stock. The Public warrants were recognized as equity upon the Merger in the amount of $17.9 million.

Prior to their expiration, the Company may redeem the Public warrants at a price of $0.01 per warrant, provided that the closing price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which the Company gives proper notice of such redemption to the warrants holders.
Note 7. Commitments and Contingencies
Letters of credit
In connection with two leases, the Company obtained two letters of credit from a bank as required by the lease agreements. If the Company defaults under the terms of the applicable lease, the lessor will be entitled to draw upon the letters of credit in the amount necessary to cure the default. The amounts covered by the letters of credit are collateralized by certificates of deposit, which are included in restricted cash on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020. The outstanding amount of the letters of credit was $1.3 million as of September 30, 2021 and December 31, 2020.
Non-cancelable purchase commitments
As of September 30, 2021, the Company had non-cancelable purchase commitments to a third-party contract manufacturer for approximately $6.4 million and other vendors for approximately $10.5 million.
Litigation
The Company is involved in various legal proceedings arising in the ordinary course of business. The Company accrues a liability when a loss is considered probable and the amount can be reasonably estimated. When a material loss contingency is reasonably possible but not probable, the Company does not record a liability, but instead discloses the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can be made. Legal fees are expensed as incurred. Based on the opinion of legal counsel and other factors, management believes that the final disposition of these existing matters will not have a material adverse effect on the business, results of operations, financial condition, or cash flows of the Company. The Company has identified certain claims as a result of which a loss may be incurred, but in the aggregate any loss is expected to be immaterial. This assessment is based on our current understanding of relevant facts and circumstances. As such, our view of these matters is subject to inherent uncertainties and may change in the future. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Actual outcomes of these legal and regulatory proceedings may materially differ from our current estimates. For other claims regarding proceedings that are in an initial phase, the Company is unable to estimate the range of possible loss, if any, but at this time believes that any loss related to such claims will not be material.
As of September 30, 2021 and December 31, 2020 there are no material litigation matters.
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
The Company has also entered into indemnity agreements pursuant to which it has indemnified its directors and officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or executive officer, other than liabilities arising from willful misconduct of the individual. To date, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnity agreements. The unaudited condensed consolidated financial statements do not include a liability for any potential obligations under the indemnification agreements at September 30, 2021 and December 31, 2020.
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
On March 11, 2021, upon the closing of the Transaction pursuant to the Merger Agreement (Note 1), all of the outstanding redeemable convertible preferred stock was converted to the Company’s common stock pursuant to the conversion rate effective immediately prior to the Transaction and the remaining amount was reclassified to additional paid-in capital. As of September 30, 2021, the Company does not have any redeemable convertible preferred stock outstanding.
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
Liquidation preference
In the event of liquidation, dissolution or winding up of OTI, merger or a reduction of capital through the sale or lease of all or substantial part of the business of OTI, before any distribution or payment were to be made to the holders of common stock, the holders of Series Seed, Series A and Series B redeemable convertible preferred stock were entitled to receive $1.02, $11.3518 and $0.3323 per share (subject to adjustment in the event of any share dividend, share split, combination, or other recapitalization), respectively, plus any declared but unpaid dividends on such shares. If the assets and funds were insufficient for such distribution, they were entitled to receive a pro rata distribution, based on the relative preferred stock ownership and in proportion to the preferential amount each such holder is otherwise entitled. If the assets and funds are in excess of amounts distributed to the preferred stockholders, the remaining assets and funds shall be distributed pro rata to the holders of the common stock. If the holders of the redeemable convertible preferred stock would receive a greater distribution if they converted to common stock, then such conversion would have been assumed prior to distribution.
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
Redemption rights
The redeemable convertible preferred stock were recorded in mezzanine equity because while it was not currently redeemable, it could become redeemable at the option of the preferred stockholders upon the occurrence of certain deemed liquidation events that were considered not solely within OTI’s control for an amount equal to the shares respective liquidation preference plus declared and unpaid dividends.
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
Note 9. Stock-based compensation
As of September 30, 2021, we have two equity incentive plans, our 2015 Stock Plan (the “2015 Plan”) and our 2021 Incentive Award Plan (the “2021 Plan”). As of March 11, 2021, we no longer grant equity awards pursuant to our 2015 Plan, but it continues to govern the terms of outstanding stock options that were granted prior to that date.
On October 12, 2020, OTI issued $1.1 million partial recourse promissory notes to certain executives and employees. The promissory notes carried 0.38% annual cash interest and were due on earliest of 9th anniversary of the date of issuance of the notes, or termination of employment of the executive/employee, or filing by OTI of a registration statement under the Securities Act of 1933, or promissory notes being prohibited under Section 13(k) of the Securities Exchange Act of 1934 or closing of change a in control of OTI. At issuance, the promissory notes were used to settle certain executives’ and employees’ obligations for 2,883,672 vested and 4,603,833 unvested ISOs that were exercised and no cash was exchanged. In March 2021, in connection with the close of the Merger, the Company forgave half of the respective obligations under the promissory notes for certain executives and required such noteholders to repay the remaining balance of $0.3 million under each of their respective notes. Additional compensation expense of $0.3 million was recognized in general and administrative expenses in the three months ended March 31, 2021 and the nine months ended September 30, 2021 for the value of the loans forgiven. Obligations under the promissory notes for non-executive noteholders of $0.5 million is outstanding as of September 30, 2021.

2021 Incentive Award Plan
On March 11, 2021, the Board of Directors approved the 2021 Plan. The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock units, performance stock unit awards and other forms of equity compensation (collectively, “equity awards”). In addition, the 2021 Plan provides for the grant of performance bonus awards. All awards within the 2021 Plan may be granted to employees, including officers, as well as directors and consultants, within the limit defined in the 2021 Plan. 18,558,576 shares of the Company’s common stock were initially reserved for issuance under the 2021 Plan. The 2021 Plan includes an evergreen provision that provides for an annual increase in the number of shares of common stock available for issuance thereunder beginning on January 1, 2022 and ending on January 1, 2031, equal to 5% of the shares of Company common stock outstanding on the last day of the immediately preceding fiscal year and such smaller number of shares as determined by the Board of Directors or a committee thereof. As of September 30, 2021, the Company had 13,680,487 shares of common stock available pursuant to new awards under the 2021 Plan.
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

Stock option activity for the nine months ended September 30, 2021 is as follows:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—December 31, 2020	25,732,503	$0.39	9.60	$245,746
Options granted	645,796	10.26
Options exercised	(913,279)	0.14
Options cancelled	(505,213)	0.14
Outstanding—September 30, 2021	24,959,807	$0.67	8.7	$167,460
Vested and expected to vest—September 30, 2021	24,959,807	$0.67	8.7	$167,460
Exercisable—September 30, 2021	8,844,727	$0.31	8.1	$61,987

The following table summarizes the weighted-average assumptions used in estimating the fair value of options granted in the nine months ended September 30, 2021, using the Black-Scholes option-pricing model:

Nine Months Ended
September 30, 2021
Expected term (years)	6.00
Expected volatility	63.19%
Risk-free interest rate	1.03%
Expected dividend rate	—%

The following table summarizes information about stock options outstanding and exercisable at September 30, 2021.

	Options Outstanding			Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.18	6,350,481	8.3	$0.18	3,889,338	7.8	$0.18
$0.21	10,394,961	8.8	$0.21	3,186,660	8.2	$0.21
$0.37	35,159	0.4	$0.37	35,159	0.4	$0.37
$1.42	7,524,116	9	$1.42	1,724,276	9	$1.42
$5.57	7,976	0.2	$5.57	7,976	0.2	$5.57
$8.25	1,318	0.2	$8.25	1,318	0.2	$8.25
$10.26	645,796	9.5	$10.26	—		$—
	24,959,807			8,844,727
The weighted average grant date fair value of options granted during the nine months ended September 30, 2021 was $5.9.
As of September 30, 2021, there was approximately $27.5 million of unamortized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted average period of 1.7 years.

Restricted Stock Awards (“RSA”)
A summary of RSA activity under the 2015 Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Unvested – December 31, 2020	40,754	$0.67
Granted during the period	—	—
Canceled during the period	—	—
Vested during the period	(17,466)	0.67
Unvested — September 30, 2021	23,288	$0.67
The weighted-average estimated fair value of RSAs granted in the nine months ended September 30, 2021 was Nil per share. The total fair value of RSAs vested during the nine months ended September 30, 2021 was less than $0.1 million.

Restricted Stock Units (“RSU”)
A summary of RSU activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Unvested – December 31, 2020	—	$—
Granted during the period	4,332,224	9.50
Canceled during the period	(27,636)	8.86
Vested during the period	(463,043)	10.46
Unvested — September 30, 2021	3,841,545	$9.21

Stock compensation expense is recognized on a straight-line basis over the vesting period of each RSU. As of September 30, 2020, total compensation expense related to unvested RSUs granted to employees, but not yet recognized, was $34.2 million, with a weighted-average remaining vesting period of 3.2 years.

The Company recognized stock-based compensation for all stock options in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$206	$505	$457	$606
Research and development	2,063	4,889	4,305	5,177
Sales and marketing	1,717	319	2,702	408
General and administrative	3,161	1,543	11,093	1,700
Total stock-based compensation	$7,147	$7,256	$18,557	$7,891
Note 10. Net Loss Per Common Share
The following table sets forth the computation of basic and diluted net loss per common share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(12,669)	$(19,615)	$(65,637)	$(49,620)
Denominator:
Weighted average shares used to compute basic and diluted net loss per share	156,647,259	20,303,631	123,175,390	15,753,057
Net loss per common share—basic and diluted	$(0.08)	$(0.97)	$(0.53)	$(3.15)
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

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of September 30,
	2021	2020
Redeemable convertible preferred stock	—	88,434,754
Options to purchase common stock	24,959,807	22,699,012
Unvested RSA	23,288	237,798
Restricted stock units	4,304,588	—
Unvested early exercised common stock options	2,234,455	30,421
Vested and early exercised options subject to nonrecourse notes	2,172,238	—
Preferred stock warrants	—	4,443,862
Public and private common stock warrants	15,999,996	—
Total	49,694,372	115,845,847
Note 11. Income taxes
The Company’s income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in the quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on the deferred tax assets as it is more likely than not that some, or all, of the Company’s deferred tax assets will not be realized. The Company continues to maintain a full valuation allowance against its net deferred tax assets. Due to tax losses and the offsetting valuation allowance, the income tax provision for the three and nine months ended September 30, 2021 and 2020 was not material to the Company’s condensed consolidated financial statements.
Note 12. Revenue
Revenue from sale of lidar sensor kits, which are recognized at a point in time, was $7.8 million and $5.9 million in three months ended September 30, 2021 and 2020, respectively, and $21.7 million and $10.5 million in nine months ended September 30, 2021 and 2020, respectively.
The following table presents total revenues by geographic area based on the location products were shipped to and services provided (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$4,037	$2,288	$8,463	$6,349
Americas, excluding United States	147	85	675	194
Europe, Middle East and Africa	1,614	1,366	7,684	2,634
Asia and Pacific	1,957	2,208	4,904	3,351
Total	$7,755	$5,947	$21,726	$12,528

Note 13. Related Party Transactions
See Note 5, Debt for details of promissory notes issued by the Company to certain investors of the Company (or an affiliate thereof).
See Note 9, Stock-based compensation for details of partial recourse promissory notes issued by the Company to certain executives and employees.
Note 14. Subsequent Event

On October 5, 2021, the Company announced its intent to acquire privately held Sense Photonics, Inc. ("Sense"), a lidar technology company for autonomous vehicles. On October 22, 2021, the Company completed its acquisition of Sense and formally established Ouster Automotive, a new functional division of the Company focusing on driving mass-market adoption of digital lidar in consumer and commercial vehicles. Under the terms of the merger agreement, Ouster acquired 100% of Sense and all of its property for approximately 10 million shares of Ouster common stock or approximately $63 million in equity value based on the closing price of $6.55 per share as of the day the transaction closed on October 22, 2021, inclusive of 0.8 million shares underlying assumed options, after closing adjustments. The initial purchase price accounting for the business combination is in progress at this time due to the pending completion of the valuation analysis over the acquired assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the results of operations and financial condition of Ouster, Inc. (“we,” “us,” “our,” the “Company,” “Ouster”) should be read in conjunction with the information set forth in Ouster’s condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q, as well as Ouster’s audited consolidated financial statements and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Ouster’s final prospectus dated and filed with the Securities and Exchange Commission (“SEC”) on August 19, 2021. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Ouster’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in Ouster’s final prospectus dated and filed with the SEC on August 19, 2021.
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
Overview
We are a leading provider of high-resolution digital lidar sensors that offer advanced 3D vision to machinery, vehicles, robots, and fixed infrastructure assets, allowing each to understand and visualize the surrounding world and ultimately enabling safe operation and autonomy. We design and manufacture digital lidar sensors that we believe are the highest-performing, lowest-cost lidar solutions available today across each of our four target markets: industrial automation; smart infrastructure; robotics; and automotive. We shipped sensors to approximately 600 customers in the twelve months ended September 30, 2021.
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
We founded Ouster in 2015 with the invention of our high-performance digital lidar. Since then, we have grown to approximately 200 employees serving approximately 600 customers globally in the twelve months ended September 30, 2021. To continue to grow our business in the coming years, we have expanded and plan to continue to expand our sales and marketing efforts and our software development capabilities, and to accelerate sensor development efforts. We are headquartered in San Francisco, CA.
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

Sense Acquisition

On October 5, 2021, we announced our intent to acquire privately held Sense Photonics, Inc. ("Sense"), a lidar technology company for autonomous vehicles. On October 22, 2021, we completed the acquisition of Sense and formally established Ouster Automotive, a new functional division of the Company focusing on driving mass-market adoption of digital lidar in consumer and commercial vehicles. Under the terms of the merger agreement, we acquired 100% of Sense and all of its property for approximately 10 million shares of Ouster common stock or approximately $63 million in equity value based on the closing price of $6.55 per share as of the day the transaction closed on October 22, 2021, inclusive of 0.8 million shares underlying assumed options, after closing adjustments. This acquisition is expected to help Ouster expand its presence in the automotive vertical by executing on our hiring goals and product roadmap on a faster timeline.
COVID-19 Impact
Throughout 2020 and the nine months ended September 30, 2021, the worldwide spread of the pandemic caused by the novel coronavirus (“COVID-19”) and the measures intended to contain the spread of COVID-19, including variants, have resulted in a global slowdown of economic activity and caused disruptions to our business. In particular, our headquarters are based in the San Francisco Bay Area, which has been subject to ongoing government measures and orders such as quarantines and social distancing. During the second and third quarters of 2020 we slowed our operating and capital spending with the expectation that our revenue and ability to raise capital would be impacted by the global pandemic. We believe that our overall growth rate during 2020 and through the third quarter ended September 30, 2021 was negatively impacted by the pandemic due in part to pandemic related supply chain issues, though, despite this impact, we were able to continue to grow our sales during 2021 and estimate that in the long-term the pandemic will act as a catalyst for wider adoption of automation and lidar technology.
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
Our suppliers are located worldwide, and some of our key suppliers have been affected by the pandemic resulting in supply chain disruptions. We have experienced and continue to experience some unfavorable purchase price variance and situational expedite fees in order to meet production and delivery timelines. While we may see additional or new pressures on our supply chain both related and unrelated to the pandemic, we are actively taking steps to mitigate the impact of the materials shortages on our business.
While we experienced quarter-over-quarter increases in revenue in 2020 and the first nine months of 2021, some customers have delayed orders and production schedules due to COVID-19. The pandemic continues to evolve, and the full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, research and development costs and personnel-related costs, will depend on future developments that are highly uncertain, including new information that may emerge concerning COVID-19 and the actions taken to contain, prevent or treat COVID-19, rate and success of vaccination efforts, vaccine hesitancy, any resurgence of the pandemic in areas where we, Benchmark or our suppliers operate, and the economic impact on local, regional, national and international customers and markets.
Going forward, the situation remains uncertain, rapidly changing and hard to predict, and the COVID-19 pandemic may have a material negative impact on our future results.
Factors Affecting Our Performance
Supply Chain Continuity. A recent surge in demand for electronics containing semiconductor chips and stockpiling of chips by certain companies has created disruptions in the supply chain, resulting in a global chip shortage impacting our industry. Some chip manufacturers are estimating this supply shortage may continue into 2022. These chip manufacturers are working to increase capacity in the future, and we are managing our inventory and working closely with our regular suppliers and customers to minimize the potential impacts of any supply shortages including by securing additional inventory. While we do not expect the shortage to have a material near-term impact on our ability to meet existing demand for our current products, the shortage has adversely impacted our gross margins for the nine months ended September 30, 2021 and may continue to do so. We anticipate fluctuation in our cost of goods sold over the next 12-18 months as a result of ongoing supply chain constraints. These constraints have caused and may in the future cause us to implement certain temporary price surcharges. Over time, we expect our overall average selling prices to decline as our volume increases. If our mitigating efforts are not successful or the shortage continues or worsens in ways we did not anticipate, our ability to supply or improve our current products as well as our development and rollout of future products could also be adversely affected.

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
Average Selling Prices (“ASPs”), Product Costs and Margins. Our product costs and gross margins depend largely on the volumes of sensors sold and the number and variety of solutions we provide to our customers. We expect that our selling prices will vary by target end market and application due to market-specific supply and demand dynamics. We expect to continue to experience some downward pressure on margins from signing anticipated large multi-year agreements (including our SCAs) in the near term with multi-year negotiated pricing, as well as supply chain constraints discussed above. We expect these customer-specific selling price fluctuations combined with our volume-driven product costs may drive fluctuations in revenue and gross margins on a quarterly basis. However, notwithstanding any short-term price surcharge on our products, we expect that over time our volume-driven product costs will lead to gross margin improvement as our sales volume increases.
Competition. Lidar is an emerging market, and there are competitors for the growing market. This has created downward pressure on our ASPs, particularly in the Asia and Pacific region. We expect this pressure to continue to push our ASPs lower in the coming years. However, we believe that because of our complementary metal-oxide-semiconductor, “CMOS”, digital lidar technology, we are in the position to scale more rapidly than our analog competitors and leverage our scale to deliver positive gross margins.
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

Income Taxes
Our income tax provision consists of federal, state and foreign current and deferred income taxes. Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in the quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on its deferred tax assets as it is more likely than not that some, or all, of our deferred tax assets will not be realized. We continue to maintain a full valuation allowance against its net deferred tax assets. Income tax provision for the three and nine months ended September 30, 2021 and 2020, respectively, was not material to the Company’s condensed consolidated financial statements.

Results of Operations:
The following table sets forth our condensed consolidated results of operations data for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Revenue
Product revenue	$7,755	$5,934	$21,726	$10,524
Service revenue	—	13	—	2,004
Total revenue	7,755	5,947	21,726	12,528
Cost of revenue(1)
Cost of product revenue (1)	5,879	4,884	16,212	12,962
Cost of services	—	—	—	26
Total cost of revenue	5,879	4,884	16,212	12,988
Gross profit (loss)	1,876	1,063	5,514	(460)
Operating expenses (1):
Research and development	8,390	8,876	19,576	19,028
Sales and marketing	6,737	2,394	14,777	6,305
General and administrative	14,073	4,512	36,177	11,856
Total operating expenses	29,200	15,782	70,530	37,189
Loss from operations	(27,324)	(14,719)	(65,016)	(37,649)
Other (expense) income:
Interest income	165	1	305	24
Interest expense	—	(521)	(504)	(2,196)
Other income (expense), net	14,490	(4,376)	(422)	(9,799)
Total other expense, net	14,655	(4,896)	(621)	(11,971)
Loss before income taxes	(12,669)	(19,615)	(65,637)	(49,620)
Provision for income tax expense	—	—	—	—
Net loss and comprehensive loss	$(12,669)	$(19,615)	$(65,637)	$(49,620)

The following table sets forth the components of our condensed consolidated statements of operations and comprehensive loss data as a percentage of revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(% of total revenue)		(% of total revenue)
Revenue
Product revenue	100%	100%	100%	84%
Service revenue	—	0	—	16
Total revenue	100	100	100	100
Cost of revenue (1)
Cost of product	76	82	75	103
Cost of services	—	0	—	—
Total cost of revenue	76	82	75	104
Gross profit (loss)	24	18	25	(4)
Operating expenses (1):
Research and development	108	149	90	152
Sales and marketing	87	40	68	50
General and administrative	181	76	167	95
Total operating expenses	377	265	325	297
Loss from operations	(352)	(248)	(299)	(301)
Other (expense) income:
Interest income	2	—	1	—
Interest expense	—	(9)	(2)	(18)
Other income (expense), net	187	(74)	(2)	(78)
Total other expense, net	189	(82)	(3)	(96)
Loss before income taxes	(163)	(330)	(302)	(396)
Provision for income tax expense	—	—	—	—
Net loss and comprehensive loss	(163)%	(330)%	(302)%	(396)%
(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Cost of revenue	$206	$505	$457	$606
Research and development	2,063	4,889	4,305	5,177
Sales and marketing	1,717	319	2,702	408
General and administrative	3,161	1,543	11,093	1,700
Total stock-based compensation	$7,147	$7,256	$18,557	$7,891

Comparison of the three months ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,		Change	Change
	2021	2020	$	%
	(dollars in thousands)
Revenue
Product revenue	$7,755	$5,934	$1,821	31%
Service revenue	—	13	(13)	(100)
Total revenue	$7,755	$5,947	$1,808	30%
Revenue by geographic location:
United States	$4,037	$2,283	$1,754	77%
Americas, excluding United States	147	87	60	69
Europe, Middle East and Africa	1,614	2,091	(477)	(23)
Asia and Pacific	1,957	1,486	471	32
Total	$7,755	$5,947	$1,808	30%
Product Revenue
Product revenue increased by $1.8 million, or 31%, to $7.8 million for the three months ended September 30, 2021 from $5.9 million for the comparable period in the prior year. The increase in product revenue was driven by a 127% increase in volume which we attribute primarily to the expansion of our sales team and the increase of high volume, long-term agreements as some of our customers begin to move into a production stage with their autonomous products. Our average selling price declined by 42% as we moved towards long-term, high volume negotiated customer pricing. As our volumes increase we expect further reductions in our average selling price.
Service Revenue
Services revenue decreased by $13 thousand. This decrease in revenue was due to there being no non-recurring engineering work in the three months ended September 30, 2021.
Geographic Locations
Revenue in Europe, the Middle East and Africa decreased by $0.5 million in the three months ended September 30, 2021, compared to the prior year period. The revenue decrease was mainly attributable to average selling price decrease as Europe, the Middle East and Africa sold more units in the three months ended September 30, 2021 than in the prior year period. Average selling prices have decreased over the past year as we moved towards long-term, high volume negotiated customer pricing. Revenue in the United States; Americas excluding the United States; and Asia and Pacific increased by $1.8 million, $0.1 million, $0.5 million, respectively, in the three months ended September 30, 2021 compared to the prior year period. The revenue increases in the United States and Americas excluding the United States, and Asia and Pacific were a result of focused sales expansion in those regions. We hired a President of Field Operations in April 2021 as well as sales and sales support staff to expand our coverage of the United States and Americas and all regions.

Cost of Product Revenue and Gross Margin

	Three Months Ended September 30,		Change	Change
	2021	2020	$	%
	(dollars in thousands)
Cost of revenue
Cost of product	$5,879	$4,884	$995	20%
Cost of services	—	—	—	—
Total	$5,879	$4,884	$995	20%
Cost of Product Revenue and Gross Margin
Cost of product revenue increased by $1.0 million, or 20%, to $5.9 million for the three months ended September 30, 2021 from $4.9 million for the comparable period in the prior year and cost per unit decreased by 47%. The increase in cost of product revenue was primarily due to increases of $2.9 million in material costs due to volume which was offset by $2.0 million in per unit savings in material cost and an increase of $0.8 million in other product costs which was primarily due to $1.3 million in additional costs associated with securing materials during the global supply chain crisis. The increases were partially offset by a decrease of $0.8 million in manufacturing overhead costs as we built more units than we sold and freight.
Product gross margin increased from 18% for the three months ended September 30, 2020 to 24% for the three months ended September 30, 2021. The improvement in product gross margin is due to the 47% decrease in cost per unit partially offset by a 4% decrease in average selling price.
Operating Expenses

	Three Months Ended September 30,		Change	Change
	2021	2020	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$8,390	$8,876	$(486)	(5)%
Sales and marketing	6,737	2,394	4,343	181
General and administrative	14,073	4,512	9,561	212
Total operating expenses:	$29,200	$15,782	$13,418	85%
Research and Development
Research and development expenses decreased by $0.5 million, or 5%, to $8.4 million for the three months ended September 30, 2021 from $8.9 million for the comparable period in the prior year. The decrease was primarily attributable to a $3.2 million decrease in stock-based compensation expense, which was offset by a $1.9 million increase in payroll-related expenses, a $0.2 million increase in recruiting and a $0.6 million decrease in product development, equipment and depreciation.
Sales and Marketing
Sales and marketing expenses increased by $4.3 million, or 181%, to $6.7 million for the three months ended September 30, 2021 from $2.4 million for the comparable period in the prior year. The increase was primarily attributable to an increase of $3.7 million in payroll and personnel-related costs driven by the addition of sales personnel in all our global regions, $1.4 million of which was stock-based compensation related, $0.2 million for marketing and sales consulting, and $0.4 million in facility and business expenses related to opening and expanding sales offices around the world.
General and Administrative
General and administrative expenses increased by $9.6 million, or 212%, to $14.1 million for the three months ended September 30, 2021 from $4.5 million for the comparable period in the prior year. The increase is primarily due to an increase of $3.7 million in accounting and professional services (primarily audit and legal), increase of $1.8 million relating to D&O insurance expense, $1.6 million in stock-based compensation expense, $1.3 million in payroll related expense, $0.5 million in office expenses and depreciation, $0.2 million in facility expense, $0.2 million in equipment, $0.1 million in consultants, and $0.2 million in public relations and investor relations.
Interest Income, Interest Expense and Other Income (Expense), Net

	Three Months Ended September 30,		Change	Change
	2021	2020	$	%
	(dollars in thousands)
Interest income	$165	$1	$164	16400%
Interest expense	—	(521)	521	100
Other income (expense), net	14,490	(4,376)	18,866	431
The increase in interest income was primarily related to an increase in our cash and cash equivalent balances after the Merger closed on March 11, 2021.
The decrease in interest expense was primarily due to the conversion of convertible notes in the second quarter of 2020 and the repayment of bank debt in the third quarter of 2020 and in March 2021.
Other income (expense), net was $14.5 million for the three months ended September 30, 2021 compared to $(4.4) million for the comparable period in the prior year. During the three months ended September 30, 2021, we recorded other income of $14.5 million for the decrease in fair value of private placement warrant liability. In the three months ended September 30, 2020 we recorded other expense of $6.0 million for the increase in fair value of the warrant liability offset by a $1.6 million gain from extinguishment of tranche liability.
We were subject to income taxes in the United States, Hong Kong, Thailand and China for the three months ended September 30, 2021 and 2020. Our income tax expense for three months ended September 30, 2021 and 2020 was not material to our condensed consolidated financial statements.
Comparison of the nine months ended September 30, 2021 and 2020
Revenue

	Nine Months Ended September 30,		Change	Change
	2021	2020	$	%
	(dollars in thousands)
Revenue
Product revenue	$21,726	$10,524	$11,202	106%
Service revenue	—	2,004	(2,004)	(100)
Total revenue	$21,726	$12,528	$9,198	73%
Revenue by geographic location:
United States	$8,463	$6,349	$2,114	33%
Americas, excluding United States	675	194	481	248
Europe, Middle East and Africa	7,684	3,351	4,333	129
Asia and Pacific	4,904	2,634	2,270	86
Total	$21,726	$12,528	$9,198	73%
Product Revenue
Product revenue increased by $11.2 million, or 106%, to $21.7 million for the nine months ended September 30, 2021 from $10.5 million for the comparable period in the prior year. The increase in product revenue was driven by an increase in volume of 205%, which we attribute primarily to the expansion of our sales team and the increase of high volume, long-term deals as some of our customers begin to move into a production stage with their autonomous products. Our average selling price declined by 32% as we moved towards negotiated customer pricing with customers reaching the production stage with their autonomous products and we expect reductions in the cost of goods sold as we grow our volumes.

Service Revenue
Service revenue decreased by $2.0 million or 100% for the nine months ended September 30, 2021 from $2.0 million for the comparable period in the prior year. This revenue represented engineering work in relation to our new product release in early 2020.

Geographic Locations
Revenue in the United States; Americas excluding the United States; Europe, the Middle East and Africa; and Asia and Pacific increased by $2.1 million, $0.5 million, $4.3 million, $2.3 million, respectively, in the nine months ended September 30, 2021 compared to the prior year period. The revenue increase was mainly attributable to investments in additional sales staff. The revenue increases in the geographic regions of Asia and Pacific and Europe, the Middle East and Africa were a result of recent sales expansion in those regions. We opened sales offices in these regions beginning in late 2019 and have since continued to invest in expanding globally. Additionally, we hired a President of Field Operations in April 2021 as well as sales and sales support staff to expand our coverage world-wide.
Cost of Product Revenue and Gross Margin

	Nine Months Ended September 30,		Change	Change
	2021	2020	$	%
	(dollars in thousands)
Cost of revenue
Cost of product revenue	$16,212	$12,962	$3,250	25%
Cost of services	—	26	(26)	(100)%
Total	$16,212	$12,988	$3,224	24.8%
Cost of Product Revenue and Gross Margin
Cost of product revenue increased by $3.3 million, or 25%, to $16.2 million for the nine months ended September 30, 2021 from $13.0 million for the comparable period in the prior year and cost per unit decreased by 59%. The increase in cost of product revenue was primarily due to increases of $7.3 million in material costs due to volume which was offset by $3.8 million in savings due to reduction in material costs per unit and an increase of $1.3 million in other product costs associated with securing materials during the global supply chain crisis. The increases were partially offset by a decrease of $1.5 million in other product costs due to lower allowances for excess and obsolete inventory.
Product gross margin increased from (23)% for the nine months ended September 30, 2020 to 25% for the nine months ended September 30, 2021. The improvement in product gross margin is due to the 59% decrease in cost per unit slightly offset by the 32% decrease in average selling price referenced above.
Services Cost of Revenue and Gross Margin
Services cost of revenue decreased by $26 thousand. This decrease in cost of revenue was due to there being no non-recurring engineering work in the nine months ended September 30, 2021.
Operating Expenses

	Nine Months Ended September 30,		Change	Change
	2021	2020	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$19,576	$19,028	$548	3%
Sales and marketing	14,777	6,305	8,472	134
General and administrative	36,177	11,856	24,321	205
Total operating expenses:	$70,530	$37,189	$33,341	90%

Research and Development
Research and development expenses increased by $0.5 million, or 3%, to $19.6 million for the nine months ended September 30, 2021 from $19.0 million for the comparable period in the prior year. The increase was primarily attributable to a $1.0 million increase in stock-based compensation expense, a $0.5 million increase in recruiting, a $0.2 million increase in payroll and personnel-related expense, and a $0.5 million increase in depreciation expense which was partially offset by a $1.7 million reduction in prototype and equipment costs related to product development.
Sales and Marketing
Sales and marketing expenses increased by $8.5 million, or 134%, to $14.8 million for the nine months ended September 30, 2021 from $6.3 million for the comparable period in the prior year. The increase was primarily attributable to an increase of $6.9 million in payroll and personnel-related costs driven by the addition of sales personnel in all our global regions, of which $2.2 million was stock-based compensation related, $1.0 million for additional branding and public relations expenses related to the Merger, marketing and consultants, $0.2 million in recruiting expenses, and $0.6 million in facility, office and related expenses related to opening and expanding sales offices around the world. The increases were partially offset by $0.2 million decrease in marketing expenses not associated with the Merger.
General and Administrative
General and administrative expenses increased by $24.3 million, or 205%, to $36.2 million for the nine months ended September 30, 2021 from $11.9 million for the comparable period in the prior year. The increase was primarily due to an increase of $9.4 million of stock-based compensation, a $1.4 million increase in payroll-related expense, an increase of $7.0 million in legal, accounting and professional services fees, an increase of $4.1 million in insurance premiums, an increase of $0.7 million of recruiting expenses relating to executive search and hiring, an increase of $1.2 million in facilities and office related expense, an increase of $0.2 million in public relations expense and $0.3 million in depreciation.
Interest Income, Interest Expense and Other Income (Expense), Net

	Nine Months Ended September 30,		Change	Change
	2021	2020	$	%
	(dollars in thousands)
Interest income	$305	$24	$281	1171%
Interest expense	(504)	(2,196)	1,692	77
Other expense, net	(422)	(9,799)	9,377	96
Interest income was $0.3 million for the nine months ended September 30, 2021 compared to $0.024 million for the comparable period in the prior year. This increase in interest income was primarily related to an increase in our cash and cash equivalent balances after the Merger closed on March 11, 2021.
Interest expense was $0.5 million for the nine months ended September 30, 2021 compared to $2.2 million for the comparable period in the prior year. The decrease was primarily due to the conversion of convertible notes in the second quarter of 2020 and the repayment of bank debt in the third quarter of 2020 and March 2021.
Other expense, net was $0.4 million for the nine months ended September 30, 2021 compared to $9.8 million for the comparable period in the prior year. During the nine months ended September 30, 2021, we recorded a loss of $8.8 million for the fair value change of redeemable convertible preferred stock warrant liability and a gain of $8.4 million for the fair value change of Private Placement warrant liability. During the nine months ended September 30, 2020, we recorded losses of $5.3 million for the fair value change of derivative liability related to our convertible notes and $6.1 million for the fair value change of the warrant liability, partially offset by a $1.6 million gain from extinguishment of tranche liability which was recorded as other income.
Income Taxes
We were subject to income taxes in the United States, Hong Kong, Thailand and China for the nine months ended September 30, 2021 and 2020. Our income tax expense for nine months ended September 30, 2021 and 2020 was not material to the Company’s condensed consolidated financial statements.

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
As of September 30, 2021 we had an accumulated deficit of $275.0 million and cash and cash equivalents of $221.6 million. We have experienced recurring losses from operations, and negative cash flows from operations, and we expect to continue operating at a loss and to have negative cash flows from operations for the foreseeable future. We believe our cash and cash equivalents on hand, together with cash we expect to generate from future operations, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. However, because we are in the growth stage of our business and operate in an emerging field of technology, we expect to continue to invest in research and development and expand our sales and marketing teams worldwide. We are likely to require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, the widespread COVID-19 pandemic, including variants, has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.
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
On March 26, 2021 we terminated the Runway Loan and Security Agreement and repaid the $7.0 million principal amount outstanding as well as interest and fees amounting to $0.4 million. We incurred no prepayment fees in connection with the termination and all liens and security interests securing the loan made pursuant to the Runway Loan and Security Agreement were released upon termination. As of September 30, 2021 and December 31, 2020, the outstanding principal balance of the loan was nil and $7.0 million, respectively.
Cash Flow Summary

	Nine Months Ended September 30,
	2021	2020
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$(45,106)	$(34,631)
Investing activities	(1,774)	(2,394)
Financing activities	257,826	38,543

Operating Activities
During the nine months ended September 30, 2021, operating activities used $45.1 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $65.6 million, impacted by our non-cash charges of $24.8 million primarily consisting of stock-based compensation of $18.6 million, a $0.4 million change in fair value of warrant liabilities, depreciation and amortization of $3.4 million, change in right-of-use asset of $1.3 million, and interest expense and amortization of debt issuance costs and debt discount of $0.3 million. The changes in our operating assets and liabilities of $4.3 million were primarily due to a decrease in operating lease liability of $1.8 million, a decrease in accounts payable of $2.7 million, an increase in accounts receivable of $4.4 million, an increase in inventory of $2.6 million and an increase in accrued and other liabilities of $7.1 million.
During the nine months ended September 30, 2020, operating activities used $34.6 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $49.6 million, impacted by our non-cash charges of $24.1 million primarily consisting of a $5.3 million change in fair value of derivative liability, interest expense and amortization of debt issuance costs and debt discount of $1.2 million, depreciation and amortization of $2.7 million, change in right-of-use asset of $1.4 million, and stock-based compensation of $7.9 million. The changes in our operating assets and liabilities of $9.1 million were primarily due to an increase in inventories of $4.1 million, and an increase in accounts receivable of $2.0 million, a decrease in accounts payable of $0.6 million, and a decrease in accrued and other current liabilities of $2.0 million.
Investing Activities
During the nine months ended September 30, 2021, cash used in investing activities was $1.8 million, which was related to purchases of property, plant and equipment.
During the nine months ended September 30, 2020, cash used in investing activities was $2.4 million, which was related to purchases of property, plant and equipment.
Financing Activities
During the nine months ended September 30, 2021, cash provided by financing activities was $257.8 million, consisting primarily of $291.5 million of proceeds (net of $8.4 million of pre-Merger costs relating to CLA) from the Merger and PIPE Investment offset by offerings costs of $27.1 million, and proceeds from exercise of stock options of $0.5 million, partially offset by repayment of debt of $7.0 million. There were promissory notes to related parties of $5.0 million that were issued and repaid during the nine months ended September 30, 2021.
During the nine months ended September 30, 2020, cash provided by financing activities was $38.5 million, which was mainly related to the proceeds from issuance of Series B redeemable convertible preferred stock.
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet arrangements, that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

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

There were no material changes to our critical accounting policies and estimates as of and for the three and nine months ended September 30, 2021, as compared to the critical accounting policies and estimates described in “Critical Accounting Policies and Estimates” in our final prospectus dated and filed with the SEC on August 19, 2021.

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
Interest Rate Risk
As of September 30, 2021, we had cash and cash equivalents of approximately $221.6 million, out of which $219.3 million consisted of institutional money market funds, which carries a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Substantially all of our revenue is generated in U.S. dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, and to a lesser extent in Asia and Europe. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to the material weaknesses in our internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
On June 10, 2021, we received a letter from the SEC notifying us of an investigation and document subpoena. The subpoena seeks documents regarding projected financial information in CLA’s Form S-4 registration statement filed on December 22, 2020. We are cooperating with the SEC’s subpoena.
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
Item 1A. Risk Factors
There have been no material changes to our previously disclosed risk factors in our final prospectus filed with the SEC on August 19, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
Other than the securities issued as consideration for the Sense acquisition as disclosed in our Current Report on Form 8-K filed October 5, 2021, we sold no securities during the three months ended September 30, 2021 that were not registered under the Securities Act.
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
Issuer Purchases of Equity Securities
We did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act during the three months ended September 30, 2021.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference

		Form	File No.	Exhibit	Filing Date	Filed/ Furnished herewith
2.1†	Agreement and Plan of Merger, dated as of December 21, 2020, by and among the Company, Beam Merger Sub, Inc. and Ouster, Inc.	S-4/A	333-251611	2.1	2/10/2021
3.1	Certificate of Incorporation of Ouster, Inc.	S-4 POS	333-251611	3.1	3/10/2021
3.2	Bylaws of Ouster, Inc.	S-4 POS	333-251611	3.2	3/10/2021
10.1	Amended and Restated Non-Employer Director Compensation Program
10.2	Agreement and Plan of Merger and Plan of Reorganization, dated as of October 5, 2021, by and among Ouster, Inc., Sparrow Acquisition Sub., Inc., Sense Photonics, Inc., and Fortis Advisors LLC, solely in its capacity as Holders’ Agent	8-K	001-39463	2.1	10/5/2021
10.3₊	Sense Photonics, Inc. 2017 Equity Incentive Plan, as amended.	S-8	333-260576	99.1	10/29/2021
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
____________

†	The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.
*	Filed herewith.
**	Furnished herewith.
₊	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ouster, Inc.
Date: November 12, 2021	By:	/s/ Anna Brunelle
	Name:	Anna Brunelle
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)