Form 10-Q/A
period 2021-09-30
Ouster, Inc.
filed 2021-11-15
CIK 1816581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A is being filed solely for the purpose of amending the Section 906 certification (filed herein as Exhibit 32.1 and 32.2) which was originally included with our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021, filed with the Securities & Exchange Commission on November 12, 2021 (the “Original Form 10-Q”). The certification included with the Original Form 10-Q contained a typographical error. The corrected certification is being filed with this Form 10-Q/A.
Items included in the Original Form 10-Q that are not amended by this Form 10-Q/A remain in effect as of the date of the Original Form 10-Q. This amendment does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q/A other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, potential acquisitions, market growth and trends, strategic customer agreements and total addressable markets, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including Ouster’s limited operating history and history of losses; the negotiating power and product standards of its customers; fluctuations in its operating results; cancellation or postponement of contracts or unsuccessful implementations; the adoption of its products and the growth of the lidar market generally; its ability to grow its sales and marketing organization; substantial research and development costs needed to develop and commercialize new products; the competitive environment in which it operates; selection of our products for inclusion in target markets; its future capital needs; its ability to use tax attributes; its dependence on key third party suppliers, in particular Benchmark Electronics, Inc., and manufacturers; ability to maintain inventory and the risk of inventory write-downs; inaccurate forecasts of market growth; its ability to manage growth; the creditworthiness of our customers; risks related to acquisitions; risks related to international operations; risks of product delivery problems or defects; costs associated with product warranties; its ability to maintain competitive average selling prices or high sales volumes or reduce product costs; conditions in its customers industries; its ability to recruit and retain key personnel; its use of professional employer organizations; its ability to adequately protect and enforce its intellectual property rights; its ability to effectively respond to evolving regulations and standards; risks related to operating as a public company; risks related to the COVID-19 pandemic, including variants; and risks related to certain of our warrants being accounted for as liabilities. Other risk factors include the important factors described in the section titled “Risk Factors” in the final prospectus, dated and filed with the Securities and Exchange Commission (the “SEC”) on August 19, 2021, and as further updated in our other filings with the SEC, that may cause our actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.

Any forward-looking statements made herein speak only as of the date of the Original Form 10-Q, and you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or achievements reflected in the forward-looking statements will be achieved or occur. Except as required by applicable law, we undertake no obligation to update any of these forward-looking statements for any reason after the date of the Original Form 10-Q or to conform these statements to actual results or revised expectations.

GENERAL

Unless the context otherwise indicates, references in this Quarterly Report on Form 10-Q/A to the terms “Ouster,” “the Company,” “we,” “our” and “us” refer to Ouster, Inc.

We may announce material business and financial information to our investors using our investor relations website at https://investors.ouster.com/overview. We therefore encourage investors and others interested in Ouster to review the information that we make available on our website, in addition to following our filings with the SEC, webcasts, press releases and conference calls. Information contained on our website is not part of this Quarterly Report on Form 10-Q/A.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the results of operations and financial condition of Ouster, Inc. (“we,” “us,” “our,” the “Company,” “Ouster”) should be read in conjunction with the information set forth in Ouster’s condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q/A, as well as Ouster’s audited consolidated financial statements and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Ouster’s final prospectus dated and filed with the Securities and Exchange Commission (“SEC”) on August 19, 2021. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Ouster’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in Ouster’s final prospectus dated and filed with the SEC on August 19, 2021.
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
As of September 30, 2021 we had an accumulated deficit of $275.0 million and cash and cash equivalents of $221.6 million. We have experienced recurring losses from operations, and negative cash flows from operations, and we expect to continue operating at a loss and to have negative cash flows from operations for the foreseeable future. We believe our cash and cash equivalents on hand, together with cash we expect to generate from future operations, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of the Original Form 10-Q. However, because we are in the growth stage of our business and operate in an emerging field of technology, we expect to continue to invest in research and development and expand our sales and marketing teams worldwide. We are likely to require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, the widespread COVID-19 pandemic, including variants, has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.
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

Recent Accounting Pronouncements
Please refer to Note 2 in our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q/A for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of the Original Form 10-Q. Based on our public float as of June 30, 2021, we expect to become a large accelerated filer, and lose emerging growth company status, as of December 31, 2021. As of December 31, 2021, we will be required to adopt new or revised accounting standards when they are applicable to public companies that are not emerging growth companies.
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
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q/A, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to the material weaknesses in our internal control over financial reporting described below.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference

		Form	File No.	Exhibit	Filing Date	Filed/ Furnished herewith
2.1†	Agreement and Plan of Merger, dated as of December 21, 2020, by and among the Company, Beam Merger Sub, Inc. and Ouster, Inc.	S-4/A	333-251611	2.1	2/10/2021
3.1	Certificate of Incorporation of Ouster, Inc.	S-4 POS	333-251611	3.1	3/10/2021
3.2	Bylaws of Ouster, Inc.	S-4 POS	333-251611	3.2	3/10/2021
10.1	Amended and Restated Non-Employer Director Compensation Program	8-K	001-39463	10.8	3/15/2021
10.2	Agreement and Plan of Merger and Plan of Reorganization, dated as of October 5, 2021, by and among Ouster, Inc., Sparrow Acquisition Sub., Inc., Sense Photonics, Inc., and Fortis Advisors LLC, solely in its capacity as Holders’ Agent	8-K	001-39463	2.1	10/5/2021
10.3₊	Sense Photonics, Inc. 2017 Equity Incentive Plan, as amended.	S-8	333-260576	99.1	10/29/2021
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
____________

†	The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.
*	Filed herewith.
**	Furnished herewith.
₊	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ouster, Inc.
Date: November 15, 2021	By:	/s/ Anna Brunelle
	Name:	Anna Brunelle
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)