Form 10-K
period 2021-12-31
Ouster, Inc.
filed 2022-02-28
CIK 1816581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-39463
___________________________________
Ouster, Inc.
(Exact name of Registrant as specified in its Charter)
___________________________________

Delaware	86-2528989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Treat Avenue San Francisco, California	94110
(Address of Principal Executive Offices)	(Zip Code)
Registrant's telephone number, including area code: (415) 949-0108

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
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,528 million.
The registrant had outstanding 172,795,534 shares of common stock as of February 25, 2022.

i

Part I
FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, business strategy, plans, market growth and our objectives for future operations.
The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise.
GENERAL
Unless the context otherwise requires, references in this Annual Report on Form 10-K to “we”, “our” and “the Company” refer to the business and operations of Ouster Technologies, Inc. (“OTI”) (formerly known as Ouster, Inc.) and its consolidated subsidiaries prior to the Merger and to Ouster, Inc. (formerly known as Colonnade Acquisition Corp.) and its consolidated subsidiaries following the consummation of the Merger.
On December 21, 2020, OTI entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Colonnade Acquisition Corp., a Cayman Islands exempted company (“CLA”), and Beam Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and subsidiary of CLA. OTI’s and CLA’s board of directors unanimously approved OTI’s entry into the Merger Agreement, and on March 11, 2021, the transactions contemplated by the Merger Agreement were consummated (all such transactions, the “Business Combination”), as further described herein. Pursuant to the terms of the Merger Agreement, (i) CLA domesticated as a corporation incorporated under the laws of the State of Delaware (the “Domestication”) and changed its name to “Ouster, Inc.” (with CLA after such domestication and the other transactions pursuant to the Merger Agreement being referred to as the “Company”) and (ii) Merger Sub merged with and into OTI (the “Merger”), with OTI surviving the Merger.
We may announce material business and financial information to our investors using our investor relations website at https://investors.ouster.com. We therefore encourage investors and others interested in Ouster to review the information that we make available on our website, in addition to following our filings with the SEC, webcasts, press releases and conference calls. Information contained on our website is not part of this Annual Report on Form 10-K.

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:
•Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.
•We have incurred significant losses to date and may never achieve or sustain profitability.
•If we are unable to overcome our limited sales history and establish and maintain confidence in our long-term business prospects among customers in our target markets revenue opportunity, including from strategic customer agreements, does not materialize into sales and revenue, then our financial condition, operating results, business prospects and access to capital may suffer materially.
•We currently target many customers that are large corporations with substantial negotiating power and exacting product standards. If we are unable to sell our products to these customers, our prospects and results of operations will be adversely affected.
•Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide and could cause our stock price to fluctuate or decline.
•We are subject to the risks of cancellation or postponement of our contracts with customers or unsuccessful implementation. Additionally, certain customers may not be sufficiently funded or cease operations.
•Our revenue and margins could be adversely affected if we fail to maintain competitive average selling prices, high sales volumes, and/or fail to reduce product costs.
•Key components in our products come from limited or single source third party suppliers, and we expect to rely on third-party to manufacture a significant portion of our products for the foreseeable future. Interruptions in our relationship with these third parties could adversely impact our business.
•Market adoption of lidar remains uncertain, and it is difficult to forecast long-term end-customer adoption rates and demand for our products.
•We compete against established market participants that may have substantially greater resources than us and against known and unknown market entrants who may disrupt our target markets.
•If our products are not selected for inclusion in our target markets, our business will be materially and adversely affected.
•We may need to raise additional capital in the future in order to execute our business plan, which may not be available on terms acceptable to us, or at all.
•We may not be able to adequately protect or enforce our intellectual property rights or prevent competitors or other unauthorized parties from copying or reverse engineering our technology.
•Our products are frequently used in applications that are subject to evolving regulations and standards.
Item 1. Business.
Overview
Ouster, Inc. (“Ouster” or the “Company”) is building the eyes of autonomy. We are a leading provider of high-resolution digital lidar sensors and enabling software that gives robots, machinery, vehicles and fixed infrastructure advanced 3D vision allowing them to safely interact with the physical world.
We design and manufacture digital lidar sensors that we believe to be the highest performing, lowest cost lidar solutions available today across each of our four target markets: automotive, industrial automation; smart infrastructure and robotics.
We believe that our digital lidar technology positions us at the center of a global revolution in autonomy. We believe that 3D vision technologies, coupled with artificial intelligence, will power new autonomous technologies that in turn will fundamentally disrupt business models across many existing industries and also enable entirely new industries and capabilities.
In the year ended December 31, 2021, 34% of our total sensors shipped were to automotive customers.The automotive industry is undergoing a rapid shift towards advanced safety and autonomy features, powered by lidar, and we believe we are uniquely positioned, with our true solid-state digital lidar technology, to enable this transformation. We work with companies across the entire automotive ecosystem, from technology providers to direct automotive parts suppliers (“Tier 1s”) original equipment manufacturers (“OEMs”), to design and manufacture lidar sensors for these advanced vehicle systems.
Beyond the automotive market, we believe that there is an even larger market for lidar sensors. We believe our highly flexible digital lidar architecture strongly positions us to address what we believe is a rapidly growing demand. Our industrial customers today are using lidar to increase safety and automating operations across the global supply chain, in material handling vehicles at ports and warehouses, in off-highway vehicles at mines and farms, and in manufacturing equipment in factories. In our smart infrastructure vertical, cities are increasing safety and efficiency through using lidar control traffic lights and warning systems, and security companies are improving intrusion detection and tracking by augmenting existing CCTV systems with the spatial tracking capabilities of lidar. We believe these markets present a significant opportunity for growth, as they touch nearly every aspect of our daily lives. Approximately 66% of our revenue for the year ended December 31, 2021 came from customers outside the automotive industry, which we believe illustrates both the flexibility of our technology and the opportunity across our target markets globally.
We envision a future where lidar-powered solutions are widespread, with useful and affordable 3D perception capabilities built into every moving robot, car, truck and drone, as well as every factory, building, stoplight, dock, and airport terminal.
We have invested heavily in our patent portfolio since our inception by pursuing comprehensive coverage of invention families, use cases, and broad international coverage. As of December 31, 2021, we held over 50 patents and nearly 200 pending patent applications.
We believe that our semiconductor-based digital approach mirrors the type of evolution seen during the analog-to-digital transition across the electronics and camera industries. The end result in each of these other industrial transitions was the emergence of high-performance, low-cost digital technology that addressed expanded and diverse use cases. We believe these technology breakthroughs are central to our competitive advantage and dramatically improve sensor performance while making our approach difficult to replicate. In the lidar space, we believe analog technologies have less room for future improvement. In contrast, we anticipate that the key components of our digital lidar have many years of exponential growth ahead, distinguishing Ouster from its analog-focused competitors.
We believe the simplicity of our digital lidar design gives us meaningful cost advantages in manufacturing, supply chain, and production yields. A common digital lidar architecture underpins our entire product portfolio, which we believe will drive economies of scale in our supply chain. With virtually unlimited software-defined customization, we are able to deliver new SKUs for industry-specific applications, expanding our product offerings with minimal manufacturing or inventory changes. We continue to expand our manufacturing capacity by outsourcing to our manufacturing partner, Benchmark Electronics, Inc. (“Benchmark”). Benchmark manufactures our products at its facility in Thailand, which we expect will reduce product costs and allow us to rapidly scale production to meet our anticipated product demand. Based on cost quotes for our products in mass production, we believe our manufacturing costs to be lower than certain of our competitors, and we expect our manufacturing costs per unit to decrease further with higher volumes.
Our mission to make the physical world safer and more efficient is aligned with our commitment to sustainability now and into the future. We believe that our lidar technology is a key enabler of sustainable solutions for our customers, driving the efficient use of vehicles, industrial machinery, and robotics across our end markets. Greater levels of industrial and vehicular automation have been shown to have the potential to significantly reduce global carbon dioxide emissions, helping to curb the effects of climate change. Likewise, smarter cities powered by lidar can better manage traffic, reduce commute times, and further reduce emissions. In smart city use cases, Ouster’s lidar sensors also can be customized with a “privacy-safe” mode, protecting citizens from facial recognition technology. We believe that our lidar products offer superior performance at lower cost and that this will facilitate a wide array of sustainable solutions that generally help drive lidar technology into the mainstream.
We have entered into several, and are actively negotiating a number of additional, multi-year contracts with our customers. In 2021 and 2020 we had over 600 and 500 paying customers, respectively. In 2021, with the acquisition of Sense Photonics, Inc. (“Sense”) and establishment of Ouster Automotive, we increased our number of automotive engagements significantly. Leading with our true solid-state technology, we are working directly with top automotive OEM and Tier 1s in North America, Europe, and Asia. We expect these engagements to continue to rapidly grow in the coming years, as more advanced Advanced Driver Assisted Systems (“ADAS”) and Automated Driving systems enter production and come to market. Outside automotive, our industrial, smart infrastructure, and robotics businesses have continued their rapid growth. We continue to add new industrial, smart infrastructure, and robotics customers, and traction with existing customers is increasing as they progress and bring their products to market. Just as we have seen in automotive, we expect our engagements to rapidly scale over the coming years as our customers bring both advanced safety systems and autonomous operation systems into production.
We see a future where our digital technology enables lidar to become universal, playing a key role in the autonomy revolution that will change innumerable aspects of our economy and daily lives. We believe Ouster’s patented digital approach to lidar positions us well to be at the epicenter of this societal shift, and we anticipate that our software-defined product architecture can accelerate adoption and unlock more applications for lidar in our focus markets and beyond.
Digital Lidar Technology
Our founders and engineering team have many years of lidar industry experience. By leveraging our deep knowledge of lidar technology, we have invented and patented an integrated, semiconductor-based digital lidar technology, which consists of the following key features:
Patented digital lidar architecture
Our digital lidar systems are based on a simplified architecture that achieves high resolution and reliability at a lower cost than analog lidar systems. Our sensors have three main technologies that, combined with embedded software, power our high-performance “OS” and “DF” product lines.
Custom system-on-a-chip (“SoC”) with single photon avalanche diode (“SPAD”) detectors
Our sensors contain a custom-designed SoC that replaces the functionality of hundreds of discrete analog components and integrates those capabilities onto a single complementary metal-oxide-semiconductor (“CMOS”) chip.
In our “OS” product line, we are currently on our fourth-generation SoC, “L2X”, which combines significant processing power with a 128-channel SPAD array onto a single piece of silicon. Our SoC is capable of counting individual photons in order to detect very weak laser light pulses from long range targets. This digital SPAD-based approach enables our “OS” sensors to be compact, high-performance, and low-cost in order to provide advanced autonomy functionality to our industrial, robotics, smart infrastructure, and automotive customers.
Our “DF” product line currently features our first generation solid-state CMOS SoC. Powered by this chip, the solid-state “DF” product line features short, medium, and long-range sensing options that we believe has the potential to meet the performance, reliability, design, and cost requirements of global automotive OEMs.
Vertical cavity surface emitting laser (“VCSEL”) array
Paired with our digital SPAD SoC is an array of VCSELs. By using VCSEL technology, we can place our laser emitters into a dense array. This dense, compact approach enables us to increase our resolution without increasing the size or complexity of our sensors.
Patented micro-optical system
In addition to our detector SoC and VCSEL array, our sensors feature patented micro-optical systems that enhance the performance of both our emitters and detectors. The combined effect of these micro-optical systems on sensor performance is equivalent to an increase in detector efficiency of multiple orders of magnitude. We believe this breakthrough intellectual property gives us significant competitive advantages over other companies that are currently attempting or may attempt to use a similar digital architecture.
Embedded software
Our existing embedded software is field-upgradeable, which enables us to customize and improve our sensor’s capabilities. We believe that the flexibility of this existing embedded software, together with embedded software that we develop in the future, will create an avenue for software-based enhancements of performance and customization of our products that will be capable of addressing myriad end-market customers’ specific technical requirements.

Products
We currently offer two digital lidar product lines, our “OS” scanning sensors and our “DF” true solid-state flash sensors. Introduced in 2018, our OS product line today features three different sensor models available in numerous configurations. We are currently developing our solid-state digital flash the DF product line, which replaces the “ES” sensor line and accelerates our product roadmap. In October of 2021, Ouster acquired Sense Photonics, Inc. (“Sense”) a developer of solid-state flash lidar based on VCSEL and SPAD technology. This acquisition enables the development of the DF sensor line which leverages technology and engineering expertise from both companies.
OS Product line
The OS product line, based on our fourth-generation L2X SoC, is available in three different models to meet the needs of our end customers. The model options include the ultra-wide view “OS0,” the mid-range “OS1,” and the long-range “OS2.” Within each of these models we offer numerous configuration options, including but not limited to different resolutions and different data output structures. As we continue to release new generations of the silicon CMOS SoCs that power the OS product line, we expect the performance of the sensors to improve.

•Resolution options (channels): 32, 64 and 128
•Range: 50 meters
•Field of View (FoV): 90° vertical FoV & 360° horizontal FoV
•Horizontal resolution (@ 10 Hz): 2048
•Precision: ±1.5 – 5 cm
•Points per second (@128 channels): 2.6 million
• Power consumption: 14 – 20 W
•Environmental protection: IP68, IP69K
•Customization options: 30+
•Illustrative use cases: Factory AGVs, Automated forklifts, Robo-taxis, Building security, Autonomous shuttles, Anonymous People counting

•Resolution options (channels): 32, 64 and 128
• Range: 120 meters
• FoV: 45° vertical FoV & 360° horizontal FoV
• Horizontal resolution (@ 10 Hz): 2048
• Precision: ±0.7 – 5 cm
• Points per second: 2.6 million
• Power consumption: 14 – 20 W
• Customization options: 30+
• Environmental protection: IP68, IP69K
• Illustrative use cases: Last-mile delivery robots, Autonomous trucking, Autonomous mining vehicles, Autonomous agricultural vehicles, Autonomous buses, Autonomous drones, Traffic safety

•Resolution options (channels): 32, 64 and 128
•Range: 240 meters
•FoV: 22.5° vertical FoV & 360° horizontal FoV
•Horizontal resolution (@ 10 Hz): 2048
•Precision: ±2.5 – 8 cm
•Points per second (@128 channels): 2.6 million
•Power consumption: 18 – 24 W
•Customization options: 15+
•Environmental protection: IP68, IP69K
•Illustrative use cases: Autonomous trucking, Robo-taxis, Autonomous shuttles, Traffic analytics, Autonomous mining, Building security

Product customization
Within our OS sensor models, we offer numerous customization options, all enabled by embedded software. For each of our three models, we offer resolution options of 128 lines vertically (“channels”), 64 channels, or 32 channels. Additionally, within the 64 and 32 channel options, we offer further customization to determine the channels are distributed throughout the vertical field-of-view. These options for beam spacing are: uniform (evenly distributed channels), gradient (denser channels around the center of the vertical field-of-view and sparser by the top and bottom edges), below horizon (evenly spaced on the bottom half of the field of view), and above horizon (evenly spaced in the top half of the field-of-view). Illustrative beam spacing options for the OS1 model are found below:

In addition to beam spacing options, we also offer a “Privacy Mode” configuration which removes data that could potentially be used for facial recognition purposes. Through our existing and future embedded software, we anticipate offering additional customization options to our customers as demand arises. Because these configurations are offered through software, the incremental cost of additional options is lower than designing new hardware, giving us operational flexibility to respond to market demand.
DF product line
The DF series is a suite of short, mid, and long-range solid-state digital lidar sensors. The true solid-state DF series is built for best-in-class reliability, durability, and affordability. The DF series is designed to meet automaker requirements for ADAS and automated driving, while seamlessly integrating into the vehicle architecture and design. We expect to make the DF series available for consumer vehicles starting production in 2025. The Company is already shipping functional prototypes and samples to OEMs and Tier 1s partners.
The DF product line was specifically engineered to meet consumer ADAS performance requirements and certifications related to automotive functional safety and reliability. Its key features include high resolution sensors, adaptability, and scalability.
High resolution. The patented breakthrough solid-state digital flash architecture produces high-resolution 3D point clouds.
Adaptability. The multi-sensor suite is a flexible platform that can be easily adapted to different form-factors and sensor configurations to provide varying ranges, fields of view, and vehicle design freedoms – all with a simple change in optics or housing.
Scalability. The true solid-state DF product line is highly manufacturable and offers the durability, reliability, and affordability needed for automotive series production.We are offering individual solid-state sensors as well as a multi-sensor lidar suite at a price point that we believe could enable broad adoption in consumer vehicles. We believe that we are well-positioned to deliver on OEM requirements with a single supplier offering, reducing overall costs and making us a preferred potential partner for both automotive OEMs and Tier 1s.
Product Roadmap And Development
Our digital lidar technology is core to our products. By transitioning to our digital architecture, we expect our product improvements will be primarily driven by improvements to our semiconductors—the receiver SoC and VCSEL laser array—instead of through complete redesigns of our sensors or further significant changes in architecture.
We expect to maintain our OS product line with our three current sensor models. Our product roadmap primarily consists of designing, fabricating and integrating improved semiconductors into the OS product line, which we expect to improve the range and resolution of our sensors, among other features, while making no major changes to the form factor of our sensors.

We have already shipped functional forward-facing prototypes for the automotive ADAS market and intend to release our first prototypes as early as 2022. After the initial release, we anticipate our DF product line will improve in performance over time as we improve our core SoC and laser components.
Our Customers
We target four markets globally: industrial; smart infrastructure; robotics; and automotive. In total, we shipped sensors to over 600 paying customers in 2021 across these diversified end markets. For the year ended December 31, 2021, no single customer accounted for more than 10% of our revenue from product sales.
Industrial
Our customers in the industrial market are generally engaged in the manufacturing, operation, or after-market modification of heavy industrial machinery, which includes mining vehicles, construction vehicles, agricultural vehicles, and port machinery among other machines. Lidar is used on heavy machinery to enable autonomous usage of the machinery and to improve worker safety. We believe that our industrial customers value the high resolution, range, small form factor, and high reliability of our digital lidar sensors.
Smart Infrastructure
Our customers in the smart infrastructure market are generally engaged in the monitoring and analysis of pedestrian and vehicle movements for the purpose of providing building security, improving road user safety, and increasing roadway efficiency. This market includes federal, state, and local governments as well as private commercial businesses. For our smart infrastructure customers, digital lidar provides accurate spatial data, immunity to low lighting conditions, and privacy protection, which are all areas where traditional cameras may struggle. We believe that our smart infrastructure customers value the high resolution, 360° horizontal field-of-view, and high reliability of our digital lidar sensors.
Robotics
Our customers in the robotics industry are generally engaged in the design, production, operation, or after-market modification of small mobile human-less vehicles, which includes wheeled robots, legged robots, and drones among other vehicles. Our customers in the robotics market include both commercial entities and nonprofit entities, such as research institutions. Our customers in the robotics market are installing lidar sensors for autonomous navigation, collision avoidance, and mapping in order to provide services such as last-mile delivery, street sweeping, and asset inspection. We believe our robotics customers value the high resolution, wide vertical field-of-view, and high reliability of our digital lidar sensors.
Automotive
Our customers in the automotive industry fall into two categories: customers developing various forms of self-driving technology for driverless mobility and freight applications, and companies developing consumer ADAS. Both groups are generally engaged in the design, production, manufacture, operation, or after-market modification of automobiles, which includes consumer and commercial vehicles, commercial heavy trucks, and buses among other vehicles. Automotive customers use lidar as a core component in ADAS and for autonomous driving. We believe that our automotive customers value the high resolution, high reliability, and cost of our digital lidar technology.
Our Competitive Strengths
We believe the following strengths will allow us to maintain and extend our position as a leading provider in high-resolution lidar solutions.
Patented digital lidar technology
We invented and patented our digital lidar technology beginning in 2015 and have since launched a suite of products built on a shared architecture that are competitive with legacy analog lidar. We believe that our lidar technology breaks the link between cost and performance in the lidar industry. Our proprietary SoC replaces hundreds to thousands of discrete components with a single tightly integrated SPAD receiver array, and our high-efficiency VCSEL array integrates every laser into a single die. Moreover, our patented micro-optical system increases digital lidar performance by the equivalent of an orders-of-magnitude increase in detector efficiency. We believe that this architecture will allow us to continue to increase sensor performance while reducing its cost for many years to come. The Sense acquisition enabled us to acquire significant intellectual property, which we believe will distinguish us in the digital lidar space and provides a strong moat around our solid-state DF sensors.
High performance at an affordable price
As we introduce future generations of our proprietary SoC, we expect to be able to offer improved resolution, range, precision, reliability, and unlock new data types. Our simple digital architecture shared across our products results in a single manufacturing process and common supply chain for all of our sensor models that we believe results in cost advantages that help us offer lower prices to our customers while maintaining gross margins.
Flexible and scalable product architecture
Our products employ a software-defined architecture, enabling rapid customization in the software layer, and a simple shared hardware architecture for scalable manufacturing. With software-defined products continuing to drive low-cost customization, we expect to develop new SKUs for industry-specific applications, expanding our product offering without requiring significant manufacturing or inventory changes.
Large and diversified customer base
We sold sensors to over 600 paying customers worldwide in 2021 and no single customer accounted for more than 10% of our revenue in that time period. We believe that the diversity of our customer base and our presence in all four of our targeted markets gives Ouster several advantages. First, our customer and market diversity add stability to our business. By diversifying our customer base, we are able to reduce our exposure to the risk of customer development delays or regulatory changes that may affect our sales to a single customer or in a particular market rather than all four of the targeted markets. Second, we believe that a large, diverse customer base will ultimately result in more engaged customers purchasing our products and help us to achieve higher sales more quickly than other companies that depend on a smaller set of customers in fewer markets. As we increase our sales volume, we expect our cost per sensor to decrease, allowing us to compete more effectively in each of the targeted markets. Finally, we believe our early entrance into non-automotive markets will enable us to gain market-specific expertise, informing our product development decisions so that we may more effectively customize our products’ fit for the end market customers’ needs. We also believe that our early entrance into our targeted markets affords us the opportunity to establish strong relationships globally with key customers in each market.
Volume manufacturing today
To achieve our vision of making lidar technology widely adopted, we designed our technology for high-volume manufacturing. We are successfully expanding our manufacturing capacity by outsourcing manufacturing to the Thailand facility of our manufacturing partner Benchmark. We believe our relationship with Benchmark provides a myriad of benefits, including the ability to leverage Benchmark’s manufacturing capacity to help us scale our production.
Digital solid-state technology positioned to capture automotive scale
We expect that our prospective customers in the ADAS market will select lidar suppliers primarily based on the anticipated ability to meet performance, reliability, design, and cost requirements. We believe that the true solid-state digital lidar technology in our DF sensors will meet these performance, reliability, design, and cost requirements of the ADAS market, and lead to production wins and growth in this segment.
Highly reliable and rugged technology
In addition to high performance, comparatively low cost, and high customization flexibility, our sensors are designed to be highly reliable. Our OS product line of sensors have achieved the highest ingress ratings in the industry—IP68 and IP69K—meaning they can survive submersion in up to 1 meter of water for 30 minutes and withstand high-temperature power washing. We believe Ouster has one of the lowest field failure rates in the industry, which reduces the total cost of ownership for our sensors. We believe that the high component count of certain analog sensors may cause these sensors to have higher field failure rates and may require recalibration from time-to-time at the expense of the customer, causing downtime in the field and requiring an inventory of spare lidar parts. We expect our digital technology will significantly reduce these added expenses in both time and money and enable higher revenue and platform utilization by our customers.
Comprehensive IP portfolio
Our digital technology is backed by a comprehensive suite of patent protections. We own numerous issued patents and pending patent applications. As of December 31, 2021, we held more than 50 U.S. patents. We believe these technology breakthroughs are central to our competitive advantage, dramatically improving sensor performance while making our approach difficult to replicate.
Visionary management team
Innovation is central to our corporate culture. Our co-founders Angus Pacala and Mark Frichtl have over 15 years of combined experience in lidar engineering. In collaboration with our executive management team, they drive our vision and corporate strategy. We believe that the digital lidar technology invented by our founders will continue to drive significant improvements in autonomous technology. As the company has developed, we have built a strong supporting team, adding leaders in sales, marketing, operations, engineering, manufacturing, legal, and finance.
Our Growth Strategies
Our growth strategy is based upon three components: the attractive performance and cost economics of our digital lidar technology, the introduction of value-added software, and focused commercial execution.
Today, our digital lidar technology powers OS and DF sensors that are high performance, highly customizable, reliable, and available at a competitive price point. As we continue to upgrade the SoCs powering our OS and DF sensors, we expect to improve the performance of our sensors without significant negative impact to sensor cost or form factor. We plan to leverage this dynamic to grow our sensor sales by steadily improving our product performance while consistently maintaining a competitive price point.
We believe the introduction of value-added software that aids in the processing of lidar data presents a significant growth opportunity. For existing lidar users, software to aid in the processing of lidar data has the potential to decrease development time and improve system performance. For customers who lack expertise in lidar technology, the introduction software to aid in the processing of lidar data will remove a significant barrier to their adoption of lidar technology.
In addition to our sensor and software growth opportunities, we believe we have opportunity to increase our growth through commercial execution excellence. Through building a commercial organization with highly-skilled employees and efficient processes and systems, we believe we can improve our customer acquisition, accelerate existing customer growth, increase sales through distribution networks, and build valuable strategic partnerships.
In 2021, we saw strong growth in customers and strategic customer agreements across each of our four verticals and throughout the Americas, Asia Pacific, Europe and the Middle East. The automotive vertical, which includes robotaxi, robotrucking, shuttles and buses, and consumer ADAS, accounted for 34% of sensors shipped in 2021. The industrial vertical which includes material handling, off-highway equipment, and factory automation accounted for 25% of sensors shipped in 2021. We saw the strongest growth in smart infrastructure, which accounted for 15% of sensors shipped in 2021 to support 86 deployed projects within our intelligent transportation systems, smart places and security sub-markets. We were also selected for 24 additional smart infrastructure projects in 2021 that are scheduled to be shipped after 2021. Finally, robotics accounted for 26% of sensors shipped in 2021.
Key elements of our growth strategy include:
Execute on our product roadmap
We continue to place a priority on innovation and product development. We plan to continue improving our product performance and adding unique functionality while maintaining a competitive price point. We believe our improving products at a consistently competitive price positions us to win new and expanded business opportunities in our target markets over time.
Commercialize digital lidar for emerging automotive opportunity

We believe that when our planned cost-reduced solid-state DF sensor is released, it will meet the automotive industry’s long-term requirements for performance, cost, and reliability in ADAS applications. As development progresses, we will strive to build and maintain relationships with global automotive OEMs and Tier 1s to further build demand.
Increase investment in software development
Developing software to ingest and make use of lidar data is a complex task. Many of our existing customers have software development and artificial intelligence expertise, yet can spend many months developing software for a single type of lidar sensor. We plan to build software to save our technically advanced customers time in the development of lidar processing algorithms. Furthermore, for less technically advanced customers, they may be unable to make use of a lidar sensor due to a lack of expertise. We plan to build full software solutions to enable these customers to unlock the benefits of lidar technology. We intend to increase our investment in software development in order to accelerate this effort.
Expand our worldwide sales and marketing presence
We shipped sensors to over 600 paying customers worldwide in 2021. To further grow our market share in our target markets, we intend to strategically hire globally, scaling our commercial team to serve the needs of each end market. As our market presence grows through targeted sales and marketing activity, we believe our customer base will grow. In addition, we are increasingly cross-selling within accounts, accessing new projects and opportunities within accounts where we have a beachhead position and increasing the number of addressable opportunities even within single accounts.
Grow sales volumes from existing accounts
We aim to create an established customer base in each of our four target markets that can be further strengthened as our relationships with customers mature. As our customers move through our pipeline from benchtop evaluation to pilot evaluation to pre-production, and finally, to production—we believe our order volumes will increase at each stage in the sales process. We expect that moving to series production can provide a material increase of up to several orders of magnitude in annual sales volume for each given customer program. Sales for these programs are often, but not always, memorialized in multi-year contracts that provide a closer relationship to the customer and increased growth opportunities for us.
Expand our distribution network
While the majority of our sales are direct to customers, we also sell our sensors through an international distribution network. We believe these distributors enable us to reach more end customers in an operationally efficient manner. We plan to grow our existing network and establish new distribution partnerships in regions where we do not currently have partnerships. By leveraging these relationships, we believe we will be able to reach more customers faster and rapidly grow our sales.
Expand our partner ecosystem
Effectively integrating and using a lidar sensor can be a complex task for some end customers. An ecosystem of value-added software and integrator companies is growing across the world, offering perception software and tailored solutions for our target markets. We have relationships with many of these companies, and have collaborated with some of them to develop software and services based on our sensors. In collaboration with our value-added software and integrator partners, we intend to further develop complementary solutions and integration services that we believe will give us access to customers seeking out technical know-how and we expect that this will accelerate our sales growth.
Pursue strategic acquisitions
We may pursue acquisitions as a means to complement our technology and digital lidar architecture if they represent a strategic fit and are consistent with our overall growth strategy. For example, in October 2021, we completed the acquisition of Sense and formally established Ouster Automotive, a new functional division of the Company focusing on driving mass-market adoption of digital lidar in consumer and commercial vehicles. While we see significant and growing demand for our products today, we believe such acquisitions can create more expansive use cases for our products, provide greater access to our current target markets, or enable us to access additional markets.

Manufacturing
We have invested significant time in streamlining our production process. Our optical alignment processes are partially or completely automated, which reduces manufacturing time and increases our production output. Our sensors also undergo an application-focused final test, which allows us to understand the real-world performance of our sensors before they are shipped to customers, reducing returned merchandise costs. Ouster has also invested in building manufacturing process control systems. Today, we have real-time manufacturing visibility on every sensor produced in Thailand due to our integrated data stores and dashboards. All of this results in lowered labor and overhead cost per unit, with repeatable, scalable, and predictable quality.
Benchmark Manufacturing Services Agreement
In March 2018, we entered into a manufacturing services agreement with Benchmark, pursuant to which Benchmark has agreed to provide certain manufacturing and related services for the production of our digital lidar sensors, including procuring materials and assembling and testing finished products.
The initial term of the agreement expired in March 2020, but the term of the agreement automatically extends for additional one-year periods until either we or Benchmark provide notice of non-renewal at least 90 days prior to the end of the then-current term or extension. Among other things, either party may terminate the agreement for convenience upon one-year notice to the other party. Either party may also terminate the agreement under certain other customary conditions, including for uncured breaches of the agreement or if the other party if the other party materials breaches the agreement or in the event of the other party’s insolvency.
In connection with the services provided under the agreement, we have agreed to indemnify Benchmark against certain claims, including infringement of third-party intellectual property rights and noncompliance of our products with safety or other regulations.
Competition
The market for lidar solutions for autonomous applications is an emerging market, with many potential applications in the development stage. As a result, we face competition from a range of companies developing lidar solutions for incorporation into these developing applications, some of which may be similar to ours. Additionally, some of our targeted customers may have their own internal lidar development programs. Although we believe our digital solutions and innovation support our position as a market leader, we have and will continue to face competition from existing competitors and new companies developing lidar solutions for the industrial, smart infrastructure, robotics and automotive industries.
Although we may encounter companies that are independently developing lidar solutions, we believe we compete favorably on the basis of the simplified and flexible digital architecture of our product design, our comparatively low customization costs, our commercial traction, and our comprehensive suite of patented technology. Additionally, we expect our product costs per unit to continue to decrease over time as production volume expands.
Sales And Marketing
We maintain a global sales presence and sell directly to the majority of our customers. We have grown our commercial team across the Americas, Europe, Middle East and Africa, and Asia and Pacific markets and brought on experienced leaders to develop a focused sales organization geared towards ramping our sales pipeline. We plan to continue expanding our sales and marketing efforts to attract new customers and grow orders from existing customers. Members of our sales team typically focus most of their effort in one of our target markets, allowing them to learn from customers and gain subject matter expertise.
While we maintain direct relationships with the majority of our customers, we have also developed a global network of active direct dealers and distributors to sell, install and support our solutions. We collect feedback directly from our customers to generate insights that drive our business and products. We will continue to expand and optimize our dealer network to ensure that we have sufficient geographic coverage across both existing and new markets.
We take a targeted marketing approach to each of our four focused markets. We develop and publish digital content designed to educate and equip our audience to use Ouster’s products, and selectively use other digital channels and advertising to attract customers. We leverage opportunities to present and speak at market-specific conferences, executive events, trade shows and industry events to further develop our brand and reputation. These opportunities also allow us to showcase our technology and attract additional customer interest. From time to time, we sponsor universities and other non-profit organizations to increase awareness of our technology and showcase its capabilities.

Research and Development
We have invested significant resources into research and development of our lidar-based technologies. We believe our ability to maintain a leadership position depends in part on our ongoing research and development activities.
Our research and development activities are primarily based in San Francisco, California, and Edinburgh, Scotland. Our research and development team is responsible for the design, development, manufacturing and testing of our products. We focus our efforts on the development of digital lidar technology, software functionality, solutions, and innovative manufacturing technologies. The research and development team also partners with our operations and supply chain teams to develop scalable and reliable manufacturing processes and aid in supply chain planning and diversification. Our team consists of engineers, technicians, scientists, operators and professionals with experience from a wide variety of the world’s leading sensing, engineering, consumer electronics, and automotive organizations.
Intellectual Property
We believe our success, competitive advantages, and growth prospects depend in part upon our ability to develop and protect our core technology and intellectual property. We have built a portfolio of intellectual property, including issued patents and registered trademarks, copyrights, confidential technical information, and expertise in the development of lidar technology and software.
Our digital technology is backed by a comprehensive suite of patent protections. We own numerous issued patents and pending patent applications. As of December 31, 2021, we held more than 50 U.S. patents, and 19 foreign patents in Australia, China, Japan, Russia, South Africa, South Korea, Singapore, and Taiwan. The earliest of our patents are expected to expire in 2036. Our patents contain a broad range of claims related to devices and methods for implementing digital lidar, among other things. Our patents cover our micro-optic technology that enables improved digital lidar performance; our digital lidar architecture combining VSCELs and SPADs; our data processing circuits for in-silicon digital signal processing; and our lidar-camera convergence, combining active and passive sensing technologies. We believe these technology breakthroughs are central to our competitive advantage and dramatically improve sensor performance while making our approach difficult to replicate.
We have filed patent and trademark applications in order to further secure these rights and strengthen our ability to defend against third parties who may infringe on our rights. We also rely on trade secrets, design and manufacturing know-how, and continuing technological innovations to maintain and improve our competitive position. Additionally, we protect our proprietary rights through agreements with our commercial partners, supply-chain vendors, employees, and consultants, as well as close monitoring of the developments and products in the industry.
In addition to actively seeking patent protection covering inventions originating from us, from time to time, we review opportunities to acquire or in-license patents to the extent we believe such patents may be useful or relevant to our business. We currently have an exclusive license to over 250 patents and patent applications worldwide.
Government Regulation
As a lidar technology company, we are subject to the Electronic Product Radiation Control Provisions of the Federal Food, Drug, and Cosmetic Act. These requirements are enforced by the U.S. Food and Drug Administration (“FDA”). Electronic product radiation includes laser technology. Regulations governing these products are intended to protect the public from hazardous or unnecessary exposure. Manufacturers are required to certify in product labeling and reports to the FDA that their products comply with applicable performance standards as well as maintain manufacturing, testing and distribution records for their products. Furthermore, we are also subject to similar internationally harmonized standards and regulations governing the safe use of laser products. Based upon successful evaluations of the applicable laser products, followed by written attestation by international third-party certification agencies, manufacturers are required to create Self Declarations of Compliance (“SDOC”) of their products to such regulations, and label their products accordingly.
Our products and solutions are also subject to U.S. and foreign trade and customs product classifications, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. U.S. export control laws and regulations and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. Similarly, we are also subject to sourcing regulations such as the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the EU Conflict Minerals Regulation 2017/821, that will require us to carefully monitor our supply chain. The implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials that may be used in the manufacture of components used in our products.

Our customers may use our products in applications that are regulated and/or subject to industry standards. Such applications require that our products comply with the applicable regulations and standards, including, but not limited to, functional safety, cybersecurity, product safety and product performance standards. For example, we continue to add features to our existing OS line, and we expect to design, engineer and test our new DF product line, to meet evolving U.S. and international consumer product safety and performance requirements as well as Automotive and Industrial Functional Safety, Cybersecurity and performance certifications designed to ensure the safe deployment and operation of autonomous vehicles, automotive ADAS, industrial machines and robots. Significant foreign markets also continue to develop their own respective standards to define deployment requirements for higher levels of autonomy in these jurisdictions.
Finally, our operations are subject to various federal, state and local laws and regulations governing the occupational health and safety of our employees and wage regulations. We are subject to the requirements of the federal Occupational Safety and Health Act, as amended, and comparable state laws that protect and regulate employee health and safety.
Like all companies operating in similar industries, we are subject to environmental regulation, including water use; air emissions; use of recycled materials; energy sources; the storage, handling, treatment, transportation and disposal of hazardous materials; and the remediation of environmental contamination. Compliance with these laws, rules and regulations may include permits, licenses and inspections of our facilities and products.
Human Capital Management
As of December 31, 2021, we employed approximately 217 people on a full-time basis in the United States and 61 people on a full-time basis internationally, either directly through our international subsidiaries or through a professional employer organization. We employ approximately 113 engineers and technical talent, and we are continuing to look to significantly expand our technical employee count in order to meet our product development goals. We also engage numerous consultants and contractors to supplement our permanent workforce. None of our employees are represented by a labor union or covered by collective bargaining agreements. We believe we have strong and positive relations with our employees.
Diversity and Inclusion. To attract, motivate and retain a highly-skilled workforce throughout our organization, we are committed to having a safe and inclusive environment that leverages the capabilities of our employees and encourages diversity of thought. In furtherance of these objectives, we provide Diversity, Inclusion, and Belonging training for our employees to promote a healthy and inclusive organizational culture.
Employee engagement. We prioritize employee engagement and value employee feedback, which we gauge notably through an annual employee engagement survey which allows us to monitor both engagement and satisfaction and provides an additional reference point for evaluating initiatives to enhance our employees’ experience.
Compensation and Benefits. We offer competitive compensation and benefit packages, which may include depending on location and eligibility, annual bonuses, paid time-off, 401(k) and Company match up to 4% (subject to the IRS annual limit), stock awards, purchase plans, health and wellness programs and other benefits. Our long-term equity compensation is intended to align management interests with those of our stockholders and to encourage the creation of long-term value.
Additional Information
CLA, the Company’s legal predecessor, was originally a blank check company incorporated as a Cayman Islands exempted company on June 4, 2020. CLA was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. In March, 2021, CLA reincorporated in Delaware and consummated a merger with OTI pursuant to an Agreement and Plan of Merger, dated as of December 21, 2020. OTI was incorporated in the state of Delaware on June 30, 2015.
Our Internet address is https://ouster.com. At our Investor Relations website, https://investors.ouster.com, we make available free of charge a variety of information for investors, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.
Item 1A. Risk Factors
Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.
Risks Related to Our Business and Industry
Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.
Our company has a limited operating history, having been in operation since 2015. Our limited operating history makes it difficult for us to evaluate our future prospects. Certain factors that could alone or in combination prevent us from successfully commercializing our products include:
•our reliance on third parties to supply significant parts of our production process or to manufacture our products;
•our ability to establish and maintain successful relationships with our suppliers or manufacturers;
•our ability to achieve commercial scale production of our products on a cost-effective basis and in a timely manner;
•our ability to successfully expand our product offerings;
•our ability to develop and protect intellectual property;
•our ability to gain market acceptance of our products with customers and maintain and expand customer relationships, whether through strategic customer agreements or otherwise;
•the adaptability of our products and the ability of our customers to integrate our products into their products in a timely and effective manner;
•the actions of direct and indirect competitors that may seek to enter the markets in which we expect to compete or that may seek to impose barriers to one or more markets that we intend to target;
•the long-lead time for development of market opportunities, for which we are only at an early stage of development;
•our ability to forecast our revenue and budget for, and manage, our expenses;
•our ability to comply with existing and new or modified laws and regulations applicable to our business, or laws and regulations applicable to our customers for applications in which they may use our products;
•our ability to plan for and manage capital expenditures for our current and future products, and manage our supply chain and supplier relationships related to these current and future products;
•our ability to anticipate and respond to macroeconomic changes and changes in the markets in which we operate and expect to operate;
•our ability to maintain and enhance the value of our reputation and brand;
•our ability to effectively manage our growth and business operations, including the impacts of the COVID-19 pandemic on our business; and
•our ability to recruit and retain talented people at all levels of our organization.
If we fail to understand fully or adequately address the challenges that we are currently encountering or that we may encounter in the future, including those challenges described here and elsewhere in this Part I, Item 1A.“Risk Factors”, our business, financial condition and results of operations could be adversely and materially affected. If the risks and uncertainties that we plan for when operating our business are incorrect or change, or if we fail to manage these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be adversely affected.
We have incurred significant losses to date and may never achieve or sustain profitability.
We have experienced net losses in each year since our inception. In the years ended December 31, 2021 and 2020, we incurred net losses of $94.0 million and $106.8 million, respectively. We expect these losses to continue for at least the next several years as we expand our product offering and continue to scale our commercial operations and research and development program. As of December 31, 2021, we had an accumulated deficit of $303.4 million. Even if we are able to increase sales of our products, there can be no assurance that we will be commercially successful.
We expect we will continue to incur significant losses for the foreseeable future as we:

•continue to hire additional personnel and make investments in research and development (“R&D”) in order to develop technology and related software;
•increase our sales and marketing functions, including expansion of our customer support and distribution capabilities;
•hire additional personnel to support compliance requirements in connection with being a public company; and
•expand operations and manufacturing.
If our products do not achieve sufficient market acceptance, we will not become profitable. If we fail to become profitable, or if we are unable to fund our continuing losses we may be unable to continue our business operations. There can be no assurance that we will ever achieve or sustain profitability.
If we are unable to overcome our limited sales history and establish and maintain confidence in our long-term business prospects among customers in our target markets or revenue opportunity does not materialize into sales and revenue, then our financial condition, operating results, business prospects and access to capital may suffer materially.
Our company has a limited sales history, as we only commenced selling our first revenue grade products in late 2018. Because of our limited sales history, we have limited experience managing and growing our relationships with existing customers and securing new customers in our target industries.
Our relationships with many of our existing customers are limited as they may not be prepared to select the company as a long-term supplier given our limited operating and sales history. To establish preliminary relationships with certain customers and to build their confidence, we have entered, and may continue to enter, into evaluation agreements, spot buy purchase orders, non-binding letters of intent, and strategic customer agreements. These agreements are largely non-binding, do not include any minimum obligation to purchase any quantities of any products at this time, and do not require that the parties enter into a subsequent definitive, long-term, binding agreements; however, these preliminary agreements assist the company in building confidence with customers if we are able to effectively perform and otherwise maintain positive relationships with them. If we are unable to build confidence with our existing customers, either through these preliminary agreements (due to any failure to enter into or perform under the agreements) or otherwise, or if we are unable secure opportunity from these non-binding agreements, involving strategic customer agreements, we may be unable to produce accurate forecasts and become profitable.
With respect to new customers, they may be less confident in us and less likely to purchase our products because of a lack of awareness about our products. They may also not be convinced that our business will succeed because of the absence of an established sales, service, support, and operating history. To address this, we must, among other activities, grow and improve our marketing capability and brand awareness, which may be costly. These activities may not be effective or could delay our ability to capitalize on the opportunities that we believe are suitable to our technology and products and may prevent us from successfully commercializing our products.
To build and maintain our business, we must maintain confidence in our products, long-term financial viability and business prospects. Failure to establish and maintain customer confidence may also adversely affect our reputation and business among our suppliers, analysts, ratings agencies and other interested parties.
We currently target many customers that are large corporations with substantial negotiating power and exacting product standards. If we are unable to sell our products to these customers, our prospects and results of operations will be adversely affected.
Many of our current and potential customers are large corporations that often possess significant leverage over their suppliers, and can successfully demand contract terms favorable to themselves, such as reserving the right to terminate their supply contracts for convenience. This disparate power has required, and may require in the future, that we accept less favorable contract terms. These large corporations also have exacting technical specifications and requirements that we have been unable to, and may continue to be unable to, meet, thereby precluding our ability to secure sales. Meeting the technical requirements to secure and maintain significant contracts with any of these companies will require a substantial investment of our time and resources, and if we fail to comply with our customers’ technical specifications and standards, we may lose existing and future business. Even when we succeed in securing contracts, these large companies have been and may continue to be uncertain about their technical specifications for our products and terminate our agreement or make a later determination that our products are not satisfactory. We therefore have no assurance that we can establish relationships with these companies, that our products will meet the needs of these or other companies, or that a contract with these companies will culminate in significant or any product sales. Even when we secure agreements with these companies, we may not be effective in negotiating contract terms or managing such relationships, which could adversely affect our future results of operations.

Furthermore, in some instances, these large companies may have internally developed products and solutions that are competitive to our products. These companies may have substantial research and development resources, which may allow them to acquire or develop independently, or in partnership with others, competitive technologies. Such activities may foreclose significant sales opportunities for our products.
Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide and could cause our stock price to fluctuate or decline.
Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. Our financial results may fluctuate as a result of a variety of factors, including:
•the timing of ultimate end market and customer adoption of our products and particular versions of our products;
•the varying length of production cycles for our customers to integrate our products into their broader platforms;
•supply chain constraints and considerations and impacts on our costs of goods sold, such as shortages of semiconductor chips;
•our product mix and average selling prices, including negotiated selling prices and long-term strategic customer agreements;
•the cost of raw materials or supplied components critical for the manufacture of our products;
•the timing and cost of, and level of investment in, research and development relating to our digital lidar technology and related software;
•developments involving our competitors;
•changes in governmental regulations affecting us or applications in which our customers use our products;
•future accounting pronouncements or changes in our accounting policies;
•the impact of epidemics or pandemics, including current business disruption and related financial impact resulting from the global COVID-19 health crisis; and
•general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
Many of these factors are outside of our control and may not fully reflect the underlying performance of our business. The individual or cumulative effects of factors discussed above could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful.
This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any guidance we may provide, or if the guidance we provide is below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated guidance we may provide.
We are subject to the risks of cancellation or postponement of our contracts with customers or unsuccessful implementation.
We have experienced, and may experience in the future, unexpected cancellations of major purchases of our products, which has affected and in the future may adversely affect our results of operations. Prospective customers across our target markets generally must make significant commitments of resources to test and validate our products and confirm that they can be integrated with other technologies before including them in any particular system, product or model. The development cycles of our products with new customers vary widely depending on the application, market, customer and the complexity of the product. In our target markets, development cycles can be six months to seven or more years. These development cycles require us to invest our resources prior to realizing any revenue from the commercialization. Further, we are also subject to the risk that a customer may cancel or postpone implementation of its technology, as well as that it will not be able to integrate its technology successfully into a larger system with other sensing modalities. Our revenue growth may be impaired if the system, product or vehicle model that includes our digital lidar sensors is unsuccessful, including for reasons unrelated to our technology. Long development cycles and product cancellations or postponements may adversely affect our business, results of operations and financial condition.
Market adoption of lidar remains uncertain, and it is difficult to forecast long-term end-customer adoption rates and demand for our products.

Substantially all of our revenue is generated by the sale of our digital lidar sensors. Given the evolving nature of the markets in which we operate, it is difficult to predict the customer demand or adoption rates for lidar technology generally or our products specifically. If demand does not develop or if we cannot accurately forecast customer demand, our future financial results, business, results of operations and financial condition will be adversely affected. If prospective customers have a negative perception of, or experience with, lidar or a competitor’s lidar products they may be reluctant to adopt lidar in general or specifically our products. Any negative publicity, regardless of its accuracy, could materially adversely affect our business.
Additionally, existing non-lidar technologies may emerge as customers’ preferred alternative to lidar and may adversely affect adoption of our lidar solutions and of lidar generally. Significant developments in alternative technologies, such as cameras and radar, may materially and adversely affect our business, prospects, financial condition and operating results in ways we do not currently anticipate. Any failure by us or the lidar market generally to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could adversely affect adoption of lidar and sales of our current products or materially delay development and introduction of new and enhanced products, which could result in the loss of competitiveness of our products, decreased revenue and a loss of market share to competitors.
We are pursuing opportunities in markets that involve novel applications that are rapidly evolving, and that include both technological and regulatory uncertainties, making it difficult to predict the size and timing of market opportunities. For example, autonomous driving and lidar-based ADAS applications require complex technology and rigorous safety controls. Because these automotive systems are both themselves complex, and also depend on complex technologies from many suppliers, commercialization of autonomous driving or ADAS products could be delayed or impaired on account of technological capabilities that are not sufficiently advanced for deployment in vehicles. These standards may never be met at all. Additionally, ADAS has yet to, and may never, achieve widespread adoption, which would reduce demand for lidar in that market. These same concerns are also applicable to the robotics, industrial and smart infrastructure markets that we are targeting for use of our products.
Although we currently have contracts with numerous commercial customers across diverse markets, these customers may not be able to utilize our technology in the foreseeable future, or at all. Regulatory, safety or reliability developments, many of which are outside of our control, could also cause delays or otherwise impair commercial adoption of these new technologies, which will adversely affect our growth. Our future financial performance will depend on our ability to make timely investments in the correct market opportunities in this environment.
Many of our customers are still in the testing and development phases of applications with our products and it cannot be certain that they will commercialize products or systems with our digital lidar sensors or at all. We believe adoption of lidar products, including our digital lidar sensors, will depend on numerous factors, including: whether the technological capabilities of lidar and lidar-based products meet users’ current or anticipated needs; whether the benefits of designing lidar into larger sensing systems outweigh the costs, complexity and time needed to deploy such technology or replace or modify existing systems that may have used other modalities such as cameras and radar; whether users in other applications can move beyond the testing and development phases and proceed to commercializing systems supported by lidar technology and whether lidar developers can keep pace with rapid technological change in certain developing markets. If lidar technology generally does not achieve commercial success or if the market develops at a pace slower than we expect, our business, results of operation and financial condition will be materially and adversely affected.
If we are not able to effectively grow our global sales and marketing organization, or maintain or grow an effective network of distributors, software value add resellers, and integrators, our business prospects, results of operations and financial condition could be adversely affected.
In order to generate future sales growth, we will need to expand the size and geographic coverage of our field organization, including marketing, direct sales, customer support and technical services. Accordingly, our future success will depend largely on our ability to hire, train, retain, and motivate skilled regional sales managers and direct sales representatives with significant technical knowledge and understanding of our products. Because of the competition for their skill set, we may not be able to attract or retain such personnel on reasonable terms, if at all. If we are unable to grow our global sales and marketing organization, we may not be able to increase our revenue, which would adversely affect our business, financial condition and results of operations.
Additionally, we rely on a network of independent distributors to help generate sales of our products internationally. If a dispute arises with a distributor or if we terminate our relationship with a distributor or a distributor goes out of business, it may take time to identify an alternative distributor, to train new personnel to market our products, and our ability to sell those products in a region formerly serviced by a terminated distributor could be harmed. In addition, our distributors may not successfully market and sell our products and may not devote sufficient time and resources that we believe are necessary to enable our products to develop, achieve or sustain market acceptance. Any of these factors could reduce our revenue or impair our revenue growth in affected markets, increase our costs in those markets or damage our reputation. In addition, if an independent distributor were to depart and be retained by one of our competitors, we may be unable to prevent that distributor from soliciting business from our existing customers, which could further adversely affect us. As a result of our reliance on third-party distributors, we may be subject to disruptions and increased costs due to factors beyond our control, including labor strikes, third-party errors and other issues. If the services of any of these third-party distributors become unsatisfactory, we may experience delays in meeting our customers’ demands and we may be unable to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products in a timely manner may damage our reputation and could cause us to lose potential customers.
We expect to incur substantial R&D costs and devote significant resources to developing and commercializing new products, which could significantly affect our ability to become profitable and may never result in revenue to us. Any delay or interruption of the development and commercialization of new products may adversely affect our existing business and prospects for winning future business.
Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new and effective products on a timely basis that then achieve market acceptance. To remain competitive, we are developing a suite of new products, including our DF solid-state lidar sensor and a software solution that is complementary to our existing and future hardware. In connection with the development of the DF solid-state lidar sensor, complementary software, and other R&D for new products and product enhancements to be performed by the company, we plan to incur substantial, and potentially increasing, R&D costs. Our R&D expenses were $34.6 million and $23.3 million during the years ended December 31, 2021 and December 31, 2020, respectively, and are likely to grow in the future. Because we account for R&D as an operating expense, these expenditures will adversely affect our results of operations in the future.
Further, our R&D program may be delayed and may not produce timely results. If we cannot produce successful results in time to accommodate customers’ or potential customers’ development timelines, we may lose business. If we are unsuccessful in introducing these products in accordance with our product launch plans or any publicly announced launch dates, it may be injurious to our reputation and brand and adversely affect our ability to be competitive in our target and new markets.
We expect to rely on products we are currently developing, such as our DF solid-state lidar and our software solutions, for a significant portion of our future growth; however, even if our R&D efforts are successful and completed on time, there is no guarantee that we will be successful in adapting our business to our new products or that our new products will achieve market acceptance or generate sufficient revenue to make us profitable. Our future products, such as any software solutions we develop, may be products we have limited or no experience commercializing. In launching such products, we may face foreseen and unforeseen difficulties that adversely affect such the commercialization and could have a material adverse effect on our operations and business. Additionally, the success of our competitors’ R&D efforts, including producing higher performing products or providing products competitive to our new products to our customers before us, may result in loss of business to us.
The promise of new products and successful R&D may even decrease our expected and actual revenue attributable to existing products, as historically, customers have delayed or cancelled outstanding purchasing commitments for current generation products in anticipation of the release of new generation products from the company. There is no guarantee that these delays and cancellations will not occur again in the future as we develop, announce and commercialize new products like our DF solid-state lidar sensor or our complementary software solutions.
We compete against established market participants that have substantially greater resources than us and against known and unknown market entrants who may disrupt our target markets.
Our target markets are highly competitive and we may not be able to compete effectively in the market against these competitors. Competitors may offer lidar products at lower prices than ours, including pricing that we believe is below their cost, or may offer superior performing lidar products. These companies also compete with us indirectly by attempting to solve some of the same challenges with different technology. Established competitors in the market for lidar sensors have significantly greater resources and more experience than we do. These competitors have commercialized lidar technology that has achieved market adoption, strong brand recognition and may continue to improve in both anticipated and unanticipated ways. They may also have entered into commercial relationships with key customers and have built relationships and dependencies between themselves and those key customers.
In addition to the established market competitors, new competitors may be preparing to enter or are entering the lidar market that may disrupt the commercial landscape of target markets in ways that we may not be able to prepare for—including customers of lidar who may be developing their own competitive solutions. We do not know how close any of our current and potential competitors are to commercializing their lidar products and services, nor what they intend to develop as part of their product roadmaps. The already competitive landscape of the lidar market, along with both foreseeable and unforeseeable entries of competitors and lidar technology from those competitors in our target markets, may result in pricing pressure, reduced margins and may impede our ability to increase the sales of our products or cause us to lose market share, any of which will adversely affect our business, results of operations and financial condition.
If our products are not selected for inclusion in our target markets, our business will be materially and adversely affected.
Although our products are designed for use in multiple markets, each of our target or new markets may have unique barriers to entry. If we are unsuccessful in overcoming these barriers, it may affect our entrance into these target or new markets which could adversely affect our future results of operations.
Our products are used in a wide variety of existing and emerging use cases in the industrial market, where our target customers are generally engaged in the manufacturing, operation, or after-market modification of heavy industrial machinery. These tend to be large companies that move slowly to larger scale production, often with years-long timelines. If our products are not chosen for deployment in these projects, or we lose a program under any circumstances, we may not have an opportunity to obtain that business again for many years. Industrial automation is a demanding industry with product specifications that our products may not always meet.
Our products also are used in a wide variety of existing and emerging use cases in the smart infrastructure market, which generally consists of public bodies and private commercial businesses engaging in the monitoring and analysis of pedestrian and vehicle movements for the purpose of providing building security, improving road user safety, and increasing roadway efficiency. This is a nascent market, and while this industry is experimenting with the use of lidar in these applications, our customers may decide that lidar is not a feasible solution for one of a variety of reasons, including current price points of lidar sensors. Customers in this market are often local governments, such as city governments, which may be subject to political pressures, and may not control their own budgets. For example, programs could be cancelled due to legislative action that is out of a local government’s control.
Our products also are used in a wide variety of existing and emerging use cases in the robotics market, in which our customers are generally engaged in the design, production, operation, or after-market modification of small mobile human-less vehicles. This is a competitive market that often has strict functional and pricing requirements for products. If we are unable to make products that meet these requirements, or sell products at the required price point, we could lose this business to competitors or competitive technologies. There are diverse and potentially conflicting requirements across the robotics industry that may force us to prioritize certain segments over others, resulting in a lower total available market. Our target markets involve risks of program delay, loss, and cancellation.
Our products also may be purchased by automotive OEMs and their suppliers in connection with their design and development of autonomous driving and ADAS technology. These programs are time and resource intensive, requiring thousands of man hours and several years. Automotive OEMs and suppliers undertake extensive testing or qualification processes prior to placing orders for large quantities of products such as ours, because such products will function as part of a larger system or platform and must meet certain other specifications. We spend significant time and resources to pursue the business of having our products selected by automotive OEMs and their suppliers for use in the manufacture of a particular vehicle model. Because we do not have long-term, binding relationships with Tier 1s, automotive OEMs may be less inclined to select our products for use in their vehicle models. If we are not chosen to supply products for a particular vehicle model, we may not have an opportunity to supply our products to that automotive OEM for that vehicle model for a period of many years, perhaps as long as five to seven or more years. If our products are not selected by an automotive OEM or its suppliers for one vehicle model or if our products are not successful in that vehicle model, it is less likely that our products will be deployed in other vehicle models of that OEM. If we fail to win a significant number of vehicle models from one or more of automotive OEMs or their suppliers, our business, results of operations and financial condition may be adversely affected.
We may need to raise additional capital in the future in order to execute our business plan, which may not be available on terms acceptable to us, or at all.
In the future we may require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and we may determine to engage in equity or debt financings or enter into credit facilities for other reasons. In order to stay on our growth trajectory and further business relationships with current or potential customers or partners, or for other reasons, we may issue equity or equity-linked securities to such current or potential customers or partners. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities or if it issues equity or equity-linked securities to current or potential customers to further business relationships, our existing stockholders could experience significant dilution. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited and our business could be materially and adversely affected.
Key components in our products come from limited or single source third party suppliers, and we expect to rely on third-party to manufacture a significant portion of our products for the foreseeable future. Interruptions in our relationship with these third parties could adversely impact our business.
We rely on third parties to supply key components of our digital lidar sensors and to manufacture a significant portion of our digital liar sensors. In particular, for the year ended December 31, 2021, approximately 67% of our manufacturing output was provided through our relationship with Benchmark Electronics, Inc. (“Benchmark”), a percentage which we expect will increase over time as we scale our operations. We have also outsourced much of our transportation and logistics management. These arrangements are intended to lower our operating costs, but they also reduce our direct control over production and distribution. This diminished control may have an adverse effect on the quality or quantity of products or services, or our flexibility to respond to changing conditions. If Benchmark or any of our third-party component suppliers or logistics and transportation partners experience interruptions, delays or disruptions in supplying their products or services, including by natural disasters, the global COVID-19 pandemic, other health epidemics and outbreaks, or work stoppages or capacity constraints, our ability to ship products to distributors and customers may be delayed. In addition, unfavorable economic conditions could result in financial distress among third-party suppliers or manufacturers upon which we rely, thereby increasing the risk of disruption of supplies necessary to fulfill our production requirements and meet customer demands. Additionally, if any of these third parties on whom we rely were to experience quality control problems in their operations and our products do not meet customer or regulatory requirements, we could be required to cover the cost of repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative effect on our operating results. In addition, such delays or issues with product quality could adversely affect our reputation and our relationship with our customers, distributors, value added software resellers, and integrators.
If these third parties experience financial, operational, manufacturing capacity or other difficulties, or experience shortages in required components, or if they are otherwise unable or unwilling to continue to manufacture our products in required volumes or at all, our supply may be disrupted, we may be required to seek alternate manufacturers and we may be required to re-design our products. It would be time-consuming, and could be costly and impracticable, to begin to use new manufacturers, components or designs, and such changes could cause significant interruptions in supply and could have an adverse effect on our ability to meet our scheduled product deliveries and may subsequently lead to the loss of sales. While we take measures to protect our trade secrets, the use of third-party suppliers and manufacturers may also risk disclosure of our innovative and proprietary manufacturing methodologies, which could adversely affect our business.
We believe there are a limited number of competent, high-quality suppliers in the industry that meet our strict quality and control standards, and as we seek to obtain additional or alternative supplier arrangements in the future, there can be no assurance that we would be able to do so on satisfactory terms, in a timely manner, or at all. Our suppliers could also discontinue or modify components used in our products. In some cases, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. We may in the future experience component shortages and price fluctuations of certain key components and materials, and the predictability of the availability and pricing of these components may be limited. Component shortages or pricing fluctuations could be material in the future. In the event of a component shortage, supply interruption or material pricing change from suppliers of these components, we may not be able to develop alternate sources in a timely manner or at all in the case of sole or limited sources. Developing alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may undermine our ability to meet our requirements or to fill customer orders in a timely manner. Any interruption or delay in the supply of any of these parts or components, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would adversely affect our ability to meet our scheduled product deliveries to our customers. This could adversely affect our relationships with customers and distributors and could cause delays in shipment of our products and adversely affect our operating results. In addition, increased component costs could result in lower gross margins. Even where we are able to pass increased component costs along to our customers, there may be a lapse of time before it is possible to do so, such that we must absorb the increased cost. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver our products to our customers, and cause our customers to use competitors’ products instead of ours.
An interruption in, or the loss of operations at, one or more of our suppliers’ facilities or at Benchmark’s facility, which may be caused by work stoppages, disease outbreaks or pandemics, acts of war, terrorism, fire, earthquakes, flooding or other natural disasters at one or more of these facilities, could delay, postpone or reduce production of some of our products, which could have a material adverse effect on our business, results of operations and financial condition until such time as such interruption is resolved or an alternate source of production is secured.
Outsourcing a substantial percentage of our manufacturing outside of the United States involves certain risks or may not be successful, which could harm our ability to deliver products and recognize revenue.
Historically, we manufactured all of our digital sensors at our facility in San Francisco, California. We intend to maintain a portion of our manufacturing at this facility; however, in 2019, we began moving a portion of our manufacturing operations to a manufacturing facility in Thailand in connection with our relationship with Benchmark, which for the year ended December 31, 2021, accounted for a majority of our manufacturing output. Any substantial delay in bringing this facility up to full production on our current schedule may hinder our ability to produce all of the products needed to meet orders and/or achieve our expected financial performance. Opening this facility has required, and will continue to require, additional capital expenditures and the efforts and attention of our management and other personnel, which has and will continue to divert resources from our existing business or operations. If and when this manufacturing facility is brought up to full production according to our current schedule, it may not provide us with all of the operational and financial benefits we expect to receive.
We have invested in manufacturing process equipment which is held at Benchmark’s facility, and we may make prepayments to some of our suppliers associated with long-term supply agreements. While these arrangements help ensure the supply of components and finished goods, if our co-manufacturer or suppliers experience severe financial problems or other disruptions in their business, such continued supply would be reduced or terminated, and the recoverability of manufacturing process equipment or prepayments would be negatively impacted.
Additionally, manufacturing outside the United States is subject to several inherent risks, including:
•foreign currency fluctuations;
•local economic conditions;
•political instability;
•import or export requirements;
•foreign government regulatory requirements;
•stricter lockdown measures in some countries aimed at controlling the spread of COVID-19;
•reduced protection for intellectual property rights in some countries;
•tariffs and other trade barriers and restrictions; and
•potentially adverse tax consequences.
We are exposed to the risk of write-downs on the value of our inventory and other assets, in addition to purchase commitment cancellation risk.
We record a write-down for product and component inventories that have become obsolete or exceed anticipated demand, or for which cost exceeds net realizable value. We also accrue necessary cancellation fee reserves for orders of excess products and components. We review long-lived assets, including capital assets held at our suppliers’ facilities, for impairment whenever events or circumstances indicate the assets may not be recoverable. If we determine that an impairment has occurred, we record a write-down equal to the amount by which the carrying value of the asset exceeds its fair value. Although we believe our inventory, capital assets, and other assets and purchase commitments are currently recoverable, no assurance can be given that we will not incur write-downs, fees, impairments and other charges given the rapid and unpredictable pace of product obsolescence in the industries in which we compete.
We order components for our products and build inventory in advance of product manufacturing and shipments. Manufacturing purchase obligations cover our forecasted component and manufacturing requirements, typically for periods up to three months. Because our target markets are volatile, competitive and subject to rapid technology and price changes, and because we have limited sales history, there is a risk we will forecast incorrectly and order or produce excess or insufficient amounts of components or products, or not fully utilize firm our purchase commitments.
Our forecasts of market growth may not be accurate.
Market opportunity estimates and growth forecasts included in this Annual Report on Form 10-K and in our other public disclosures are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The forecasts and estimates relating to the expected size and growth of the markets for lidar-based technology may prove to be inaccurate. Even if these markets experience the forecasted growth , we may not grow our business at similar rates, or at all. Our future growth is subject to many factors, including market adoption of our products, which is subject to many risks and uncertainties. Accordingly, the forecasts and estimates of market size and growth described in this Annual Report on Form 10-K and in our other public disclosures, should not be taken as indicative of our future growth. In addition, these forecasts do not take into account the impact of the current global COVID-19 pandemic, and we have no assurances that these forecasts will not be materially and adversely affected as a result.
We may experience difficulties in managing our growth and expanding our operations.
We expect to experience significant growth in the scope and nature of our operations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, compliance programs and reporting systems. We are currently in the process of strengthening our compliance programs, including our compliance programs related to product certifications, quality management systems certifications, environmental certifications, export controls, privacy and cybersecurity and anti-corruption. We may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing controls, programs, systems and procedures, which could have an adverse effect on our business, reputation and financial results. Additionally, rapid growth in our business may place a strain on our human and capital resources. Furthermore, we expect to continue to conduct our business internationally and anticipate increased business operations in the United States, Europe, Asia and elsewhere. These diversified, global operations place increased demands on our limited resources and require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technical, manufacturing, engineering, sales and other personnel. As our operations expand domestically and internationally, we will need to continue to manage multiple locations and additional relationships with various customers, partners, suppliers and other third parties across several markets.
We are focusing our current commercial efforts across four distinct target markets. We will be required to prioritize our limited financial and managerial resources as we pursue particular development and commercialization efforts in each target market. Any resources we expend on one or more of these efforts could be at the expense of other potentially profitable opportunities.
We do not currently have long-term, committed supply contracts with many of our suppliers. Loss of one or more of these suppliers or our inability to identify and establish relationships with new suppliers could harm our business and impede our growth.
Because of the absence of long-term supply contracts, any of these suppliers could seek to alter or terminate its relationship with us at any time, leaving us with periods during which we have limited or no ability to manufacture our products. The production of our products is dependent on producing or sourcing certain key components, including semiconductor chips, and raw materials at acceptable price levels. If we are unable to adequately reduce and control the costs of such key components, we will be unable to realize manufacturing costs targets, which could reduce the market adoption of our products, damage our reputation with current or prospective customers, and materially and adversely impact our brand, business, prospects, financial condition and operating results.
If we do not maintain sufficient inventory or if we do not adequately manage our inventory, we could lose sales or incur higher inventory-related expenses, which could negatively affect our operating results.
To ensure adequate inventory supply, we forecast inventory needs and expenses, place orders sufficiently in advance with our suppliers and manufacturing partner and manufacture products based on our estimates of future demand for particular products. Fluctuations in the adoption of lidar products may affect our ability to forecast our future operating results, including revenue, gross margins, cash flows and profitability. Our ability to accurately forecast demand for our products could be affected by many factors, including the rapidly changing nature of our current target markets, the uncertainty surrounding the market acceptance and commercialization of lidar technology, the emergence of new markets, an increase or decrease in customer demand for our products or for products and services of our competitors, product introductions by competitors, the COVID-19 pandemic, other health epidemics and outbreaks, and any associated work stoppages or interruptions, unanticipated changes in general market conditions and the weakening of economic conditions or consumer confidence in future economic conditions. We may face challenges acquiring adequate supplies to manufacture our products and we and Benchmark may not be able to manufacture our products at a rate necessary to satisfy the levels of demand, which would negatively affect our short-term and long-term growth. This risk may be exacerbated by the fact that we may not carry or be able to obtain for our suppliers a significant amount of inventory to satisfy short-term demand increases. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available for sale.
Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would adversely affect our financial results, including our gross margin, and have a negative effect on our brand. Conversely, if we underestimate customer demand for our products, we may not be able to deliver products to meet our requirements, and this could result in damage to our brand and customer relationships and adversely affect our revenue and operating results.

Our business could be materially and adversely affected if our customers become unable to, or otherwise do not, pay their invoices.
If one or more of our major customers would be unable to pay our invoices as they become due or a customer simply refuses to make such payments if it experiences financial difficulties, our business would be adversely affected. If a major customer were to enter into bankruptcy proceedings or similar proceedings whereby contractual commitments are subject to stay of execution and the possibility of legal or other modification, we could be forced to record a substantial loss. Additionally, a number of our customers are early stage, startup companies that are privately funded, have limited resources, and do not have a history of creditworthiness that we can audit to determine reliability. They could fail to raise enough capital and have to shut down operations. Even if they are financially solvent and stable and we are successful in securing a commercial relationship with them, their business plans for future programs may be inherently uncertain and unpredictable, and less structured than established companies.
We are exposed to credit risk on our trade accounts receivable, supplier non-trade receivables and prepayments related to long-term supply agreements, and this risk is heightened during periods when economic conditions worsen.
We sell our products directly to small and mid-sized businesses and educational customers. Our outstanding trade receivables are not covered by collateral, third-party bank support or financing arrangements, or credit insurance. Our exposure to credit and collectability risk on our trade receivables is higher in certain international markets and our ability to mitigate such risks may be limited. We also have unsecured supplier non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture sub-assemblies or assemble final products for us. In addition, from time to time, we may make prepayments associated with long-term supply agreements to secure supply of inventory components. While we are implementing procedures to monitor and limit exposure to credit risk on our trade and supplier non-trade receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses.
If we engage in acquisitions to grow our business, we will incur a variety of costs and may potentially face numerous risks that could adversely affect our business and operations and cause our stock price to decline.
If appropriate opportunities become available, we may seek to acquire businesses, assets, technologies or products to enhance our business. For example, in October 2021, we acquired Sense to help us expand our presence in the automotive vertical by executing on our hiring goal product roadmap on a faster timeline. In connection with any acquisitions, we could issue additional equity securities, which would dilute our stockholders, incur substantial debt to fund the acquisitions or assume significant liabilities.
Acquisitions involve many and diverse risks and uncertainties, including problems integrating the purchased operations, assets, technologies or products as well as unanticipated costs, liabilities, and economic, political, legal and regulatory challenges due to our inexperience operating in new regions or countries and we may fail to successfully integrate acquired companies, such as Sense, or retain key personnel from the acquired company. To date, we have limited experience with acquisitions and the integration of acquired technology and personnel. Acquisitions may divert our attention from our core business. Acquisitions may require us to record goodwill and non-amortizable intangible assets that will be subject to testing on a regular basis and potential period impairment charges, incur amortization expenses related to certain intangible assets, and incur write offs and restructuring and other related expenses, any of which could harm our operating results and financial condition.
New business strategies, especially those involving acquisitions, are inherently risky and may not be successful. Failure to successfully identify, complete, manage and integrate acquisitions could materially and adversely affect our business, financial condition and results of operations and could cause our stock price to decline.
Our sales and operations in international markets expose us to operational, financial and regulatory risks.
International sales comprise a significant amount of our overall revenue. Sales to international customers accounted for 56% and 56% of our revenue for the years ended December 31, 2021 and 2020, respectively. Growing our international sales is an important part of our growth strategy, but these efforts may not be successful. International operations are subject to a number of other risks, including:
•import and export laws and the impact of tariffs;
•exchange rate fluctuations;
•political and economic instability, war, international terrorism and anti-American sentiment, particularly in emerging markets and the current situation in Russia and Ukraine;
•global or regional health crises, such as the COVID-19 pandemic or other health epidemics and outbreaks;
•potential for violations of anti-corruption laws and regulations, such as those related to bribery and fraud;

•preference for locally branded products, and laws and business practices favoring local competition;
•potential consequences of, and uncertainty related to, the “Brexit” process in the United Kingdom, which could lead to additional expense and complexity in doing business there;
•increased difficulty in managing inventory;
•increased risk in collecting trade receivables;
•delayed revenue recognition;
•less effective protection of intellectual property;
•stringent regulation of the autonomous or other systems or products using our products and stringent consumer protection and product compliance regulations, including but not limited to General Data Protection Regulation in the European Union, European competition law, the Restriction of Hazardous Substances Directive, the Waste Electrical and Electronic Equipment Directive and the European Ecodesign Directive that are costly to comply with and may vary from country to country;
•difficulties and costs of staffing and managing foreign operations;
•changes in local tax and customs duty laws or changes in the enforcement, application or interpretation of such laws; and
•U.S. government’s restrictions on certain technology transfer to certain countries of concern.
The occurrence of any of these risks could negatively affect our international business and consequently our business, operating results, and financial condition.
The complexity of our products could result in unforeseen delays or expenses from undetected defects, errors or reliability issues in hardware or software which could reduce the market adoption of our new products, damage our reputation with current or prospective customers, expose us to product liability and other claims and adversely affect our operating costs.
Our products are highly technical and very complex and require high standards to manufacture and have in the past and will likely in the future experience defects, errors or reliability issues at various stages of development. We may be unable to timely release new products, manufacture existing products, correct problems that have arisen or correct such problems to our customers’ satisfaction. Additionally, undetected errors, defects or reliability issues, especially as new products are introduced or as new versions are released, could result in serious injury to the end users of technology incorporating our products, or those in the surrounding area, our customers never being able to commercialize technology incorporating our products, litigation against us, negative publicity and other consequences. These risks are particularly prevalent in the autonomous driving and ADAS markets. Some errors or defects in our products may only be discovered after they have been tested, commercialized and deployed by customers. If that is the case, we may incur significant additional development costs and product recall, repair or replacement costs. These problems may also result in claims, including class actions, against us by our customers or others. Our reputation or brand may be damaged as a result of these problems and customers may be reluctant to buy our products, which could adversely affect our ability to retain existing customers and attract new customers and could adversely affect our financial results.
In addition, we could face material legal claims for breach of contract, product liability, fraud, tort or breach of warranty as a result of these problems. Defending a lawsuit, regardless of its merit, could be costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, our business liability insurance coverage could prove inadequate with respect to a claim and future coverage may be unavailable on acceptable terms or at all. These product-related issues could result in claims against us and our business could be adversely affected.
Our customers use our solutions in autonomous driving and ADAS applications, which present the risk of significant injury, including fatalities. We may be subject to claims if a product using our lidar technology is involved in an accident and persons are injured or purport to be injured. Any insurance that we carry may not be sufficient or it may not apply to all situations. Similarly, our customers could be subjected to claims as a result of such accidents and bring legal claims against us to attempt to hold us liable. In addition, if lawmakers or governmental agencies were to determine that the use of our products or autonomous driving or certain ADAS applications increased the risk of injury to all or a subset of our customers, they may pass laws or adopt regulations that limit the use of our products or increase our liability associated with the use of our products or that regulate the use of or delay the deployment of autonomous driving and ADAS technology. Any of these events could adversely affect our brand, relationships with customers, operating results or financial condition.

We may incur significant direct or indirect liabilities in connection with our product warranties which could adversely affect our business and operating results.
We typically offer a limited product warranty that requires our products to conform to the applicable specifications and be free from defects in materials and workmanship for a limited warranty period. As a result of increased competition and changing standards in our target markets, we may be required to increase our warranty period length and the scope of our warranty. To be competitive, we may be required to implement these increases before we are able to determine the economic impact of an increase. Accordingly, we may be at risk that any such warranty increase could result in foreseeable and unforeseeable losses for the company.
In particular, the usage of our products by target customers could make us liable for warranty claims and pecuniary and reputational damages. In our target markets, our products may be placed in physical locations and environments that present harsh operating conditions, or that present a risk of product damage due to accidents or vandalism. This may result in more product failures than we anticipate, and may require us to provide warranties for our products beyond our knowledge of their performance. This could increase the rate of customer returns and warranty claims, resulting in higher than expected operating costs for us. Product failures may also affect market acceptance of our products and our ability to win future business. Any negative publicity related to the perceived quality of our products could affect our brand image, partner and customer demand, and adversely affect our operating results and financial condition.
Our revenue and margins could be adversely affected if we fail to maintain competitive average selling prices, high sales volumes, and/or fail to reduce product costs.
Cost-cutting initiatives adopted by our customers often place increased downward pressure on our average selling prices. We also expect that any long term or high-volume agreements with customers may require step-downs in pricing over the term of the agreement or, if commercialized, over the period of production. We strive to keep our average selling price competitive and expect to achieve profitability by maintaining competitive average sales prices and through continually lower product costs. Our average selling price may be driven down by customer-specific selling price fluctuations such as non-standard discounts on large volume purchases. These lower average selling prices on large volume purchases may cause fluctuations in revenue and gross margins on a quarterly and annual basis and ultimately adversely affect our profitability. We may also experience declines in the average selling prices of our products generally as our customers seek to commercialize autonomous systems at prices low enough to achieve market acceptance and as our competitors continue to produce and commercialize lower cost competing technologies. To achieve profitability and maintain margins, we will also need to continually reduce product and manufacturing costs. Reductions in product and manufacturing costs are principally achieved by scaling our production volumes and through step changes in manufacturing and continued engineering of the most cost-effective designs for our products. In addition, we must continuously drive initiatives to reduce labor cost, improve worker efficiency, reduce the cost of materials, use fewer materials and further lower overall product costs by carefully managing component prices, inventory and shipping cost. We need to continually increase sales volume and introduce new, lower-cost products in order to maintain our overall gross margin. If we are unable to maintain competitive average selling prices, increase our sales volume or successfully introduce new, low-cost products, our revenue and overall gross margin would likely decline.
Adverse conditions in the industries we target or the global economy more generally could have adverse effects on our results of operations.
While we make our strategic planning decisions based on the assumption that the markets we are targeting will grow, our business is dependent, in large part on, and directly affected by, business cycles and other factors affecting the robotics, industrial automation, smart infrastructure, and transportation industries and global economy generally. Our target markets are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences, changes in interest rates and credit availability, consumer confidence, inflation, environmental impact, governmental incentives and regulatory requirements, political volatility, labor relations issues, trade agreements and other factors.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2021, we had $224.4 million of U.S. federal and $146.8 million of state net operating loss carryforwards available to reduce future taxable income. The $215.9 million in U.S. federal operating loss carryforwards will be carried forward indefinitely for U.S. federal tax purposes. Of our U.S. state net operating loss carryforwards, $146.8 million will begin to expire in 2035. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration (or that we will not generate taxable income at all). Under legislative changes made in December 2017, U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited. It is uncertain if and to what extent various states will conform to these in federal tax laws. In addition, the federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the U.S. Tax Code, respectively, and similar provisions of state law. Under those sections of the U.S. Tax Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Although the Company has experienced ownership changes since its inception, there has been no limitation or loss of net operating losses or tax credits as of December 31, 2021.
Our future success depends in part on recruiting and retaining key personnel and if we fail to do so, it may be more difficult for us to execute our business strategy. We are currently a small organization and will need to hire additional qualified personnel to effectively implement our strategic plan.
Our success depends on our ability to attract, retain and motivate highly qualified management, technical, manufacturing, engineering and sales personnel. In particular, our success may depend on our ability to recruit and retain management personnel who are qualified to manage a public company. We are highly dependent on our senior management, including our founders, Angus Pacala and Mark Frichtl. If any of such persons left, our business could be harmed. All of our US based employees are “at-will” employees. The loss of the services of one or more of our key employees could delay or have an impact on the successful commercialization of our products. We do not maintain key man insurance.
In addition, our ability to successfully execute on our strategic plan depends in part on our ability to continue to build our organization and hire qualified personnel, especially with engineering, sales, technical, and manufacturing expertise. Competition for qualified personnel is especially severe in the San Francisco Bay Area. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our recruitment efforts, it may adversely affect our business and our growth prospects.
Some of our employees are employed by professional employer organizations which may have unexpected costs that could adversely impact our business.
We contract with non-US professional employer organizations (“PEOs”), to administer our human resources, payroll and employee benefits functions for some of our subsidiaries’ employees outside of the United States. Although we recruit and select these employees, their employment relationship is with the relevant PEO. Accordingly, these employees are compensated through the PEO, are governed by the work policies created by the PEO and receive their annual wage statements and other payroll-related reports from the PEO. In addition, some of these employees may receive stock compensation directly from the Company. The PEO relationship streamlines hiring and employee maintenance, and enables management to focus on issues other than payroll administration, but this relationship also exposes us to some risks. For example, if the PEO is unable to or otherwise fails to adequately withhold or pay employer taxes or to comply with other applicable laws, we may be held liable for such violations notwithstanding any indemnification provisions provided to us by the PEOs. In certain non-US jurisdictions, despite the PEO relationship, there is a risk that the employee may nonetheless be deemed our direct employee and that the company may be deemed to have a permanent operation in a non-US jurisdiction. Court and administrative proceedings related to matters of employment tax, labor law and other laws applicable to PEO arrangements could distract management from our business and cause us to incur significant expense. If we were held liable for violations by PEOs, such monetary penalties may adversely affect our profitability and could negatively affect our business and results of operations.
Legal and Regulatory Risks Related to Our Business
Our products are frequently used in applications that are subject to evolving regulations and standards.
Our customers may use our products for regulated and standardized applications that require our products to comply with regulations and standards that are applicable to both our products and to those industries and applications, including functional safety and product reliability standards. New regulations and industry standards may be adopted that result in delays or cancellations of programs. If we decide not to pursue or fail to achieve these regulatory or industry certifications, we may lose existing or potential commercial opportunities or be exposed to legal liability from regulators.
We are subject to governmental export and import controls and economic sanctions laws and regulations. Our failure to comply with these laws and regulations could have an adverse effect on our business, prospects, financial condition and results of operations.
Our products and solutions are subject to certain U.S. and foreign export controls, trade sanctions, and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. U.S. export control laws and regulations and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by U.S. sanctions. Even though we take precautions to prevent our productions and solutions from being provided to entities subject to these restrictions, our products could find their way to such prohibited entities. Any such provision could have negative consequences, including government investigations, penalties, or reputational harm.
In addition, complying with export control and sanctions regulations for a particular sale may be time-consuming and create delays in the introduction of our products and solutions in some international markets, and, in some cases, prevent the export of our software and services to some countries altogether. Exports of our products and technology must be made in compliance with these laws and regulations. If a license is required from a government agency prior to sale, no exports may occur until the appropriate approvals are obtained. If we fail to comply with these laws and regulations, penalties could be imposed, including substantial monetary fines and/or denial of export privileges. In addition, in extreme cases responsible employees or managers can be held criminally liable for such violations.
Changes to trade policy, tariffs and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.
Any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or changes in global, political, regulatory and economic conditions affecting U.S. trade, manufacturing, development or investment, could result in additional restrictions on our ability to conduct business. In recent years, the U.S. has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. A number of other nations have proposed or instituted similar measures directed at trade with the United States in response. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect our business. As additional trade-related policies are instituted, we need to modify our business operations to comply and adapt to such developments, which may be time-consuming and expensive.
We have been and may in the future become involved in legal and regulatory proceedings and commercial or contractual disputes, which could have a material adverse effect on our profitability and consolidated financial position.
We have been and may in the future be, from time to time, involved in litigation, regulatory proceedings and commercial or contractual disputes and these matters may be significant. These matters may include, without limitation, disputes with our distributors, suppliers and customers, intellectual property claims, stockholder litigation, government investigations, class action lawsuits, personal injury claims, environmental issues, customs and value-added tax disputes and employment and tax issues. In addition, we have in the past and could face in the future a variety of labor and employment claims against us, which could include but is not limited to general discrimination, wage and hour, privacy, ERISA or disability claims. In such matters, government agencies or private parties may seek to recover from us large, indeterminate amounts in penalties or monetary damages (including, in some cases, treble or punitive damages) or seek to limit our operations in some way. These types of lawsuits could require significant management time and attention or could involve substantial legal liability, adverse regulatory outcomes, or substantial expenses to defend. Often these cases raise complex factual and legal issues and create risks and uncertainties.
In addition, on June 10, 2021, we received a letter from the SEC notifying us of an investigation and document subpoena. The subpoena seeks documents regarding projected financial information in CLA’s Form S-4 registration statement filed on December 22, 2020. We are cooperating with the SEC’s subpoena. There can be no assurance whether there will be further information requests or potential litigation, which is necessarily uncertain.
We could be forced to expend significant resources in the defense of these lawsuits or future ones, and we may not prevail. No assurances can be given that any proceedings and claims will not have a material adverse impact on our operating results and consolidated financial position or that our available insurance will mitigate this impact.
We are subject to, and must remain in compliance with, numerous laws and governmental regulations concerning the manufacturing, use, distribution and sale of our products. Some of our customers also require that we comply with their own unique requirements relating to these matters.
We manufacture and sell products that contain components, which may contain materials that are subject to government regulation in both the locations where we manufacture and assemble our products, as well as the locations where we sell our products. Since we operate on a global basis, this is a complex process which requires continual monitoring of regulations and an ongoing compliance process to ensure that we and our suppliers are in compliance with existing regulations in each market where we operate. If there is an unanticipated new regulation that significantly impacts our use and sourcing of various components or requires more expensive components, that regulation could materially adversely affect our business, results of operations and financial condition. If we are not currently in compliance with existing regulations, or we fail to adhere to new regulations or fail to continually monitor the updates, we may incur costs in remedying our non-compliance and it may disrupt our operations. In addition, current or proposed regulations may adversely impact the availability of supplies needed to manufacture our products. For example, the U.S. Senate has passed a bill to effectively ban all products from China’s Xinjiang province due to concerns that the goods were produced with forced labor, which, if enacted, is expected to have adverse impacts on global supply chains. In such circumstances, we may also be subject to litigation, lose customers, suffer negative publicity and our business, results of operations, and financial condition could be adversely affected.
We and our vendors are subject to various environmental laws and regulations that could impose substantial costs upon us and cause delays in expanding production facilities.
Environmental pollution and climate change have been the subject of significant legislative and regulatory efforts on a global basis, and we believe this will continue both in scope and in the number of countries participating. In addition, as climate change issues become more prevalent, foreign, federal, state and local governments and our customers have increased their focus on environmental sustainability, which may result in new regulations and customer requirements, which could materially adversely impact our business, results of operations and financial condition. If we are unable to effectively address concerns about environmental impact, our reputation could be negatively impacted, and our business, results of operations or financial condition could suffer.
Any new or modified environmental regulations or laws may increase the cost of raw materials or components we use in our products. Environmental regulations require us to continually reduce product energy usage, monitor and exclude an expanding list of restricted substances and to participate in required recovery and recycling of our products. Environmental and health and safety laws and regulations can be complex, and we have limited experience complying with them. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties, third-party damages, suspension of production or a cessation of our operations.
If contamination is found at properties we operate or formerly operated, this may result in liability for us under environmental laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act, which can impose liability for the full amount of remediation-related costs without regard to fault. Costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or operating results.
We also experience pressure to make commitments relating to sustainability matters that affect companies in our industry, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our industry, or setting and meeting relevant sustainability goals, our reputation may suffer. In addition, we may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.
We are subject to U.S. and foreign anti-corruption and anti-money laundering laws. We can face criminal liability and other serious consequences for violations, which can harm our business.
We are subject to the U.S. Foreign Corrupt Practices Act, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the Money Laundering Control Act 18 U.S.C. §§ 1956 and 1957, and other anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector and failing to prevent bribery, and require that we keep accurate books and records and maintain internal accounting controls designed to prevent any such actions. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.
As we increase our international cross-border business and expand our operations abroad, we may continue to engage with business partners and third-party intermediaries to market our services and to obtain necessary permits, licenses and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities. We cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international business, our risks under these laws may increase.

Detecting, investigating and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources and attention from management. In addition, noncompliance with anti-corruption or anti-bribery laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties, injunctions, suspension or debarment from contracting with certain persons, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas are received or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our business, operating results and financial condition could be materially harmed.
Our business may be adversely affected if it fails to comply with the regulatory requirements under the Federal Food, Drug, and Cosmetic Act or the Food and Drug Administration (the “FDA”).
As a lidar technology company, we are subject to the Electronic Product Radiation Control Provisions of the Federal Food, Drug, and Cosmetic Act. These requirements are enforced by the FDA. Electronic product radiation includes laser technology. Regulations governing these products are intended to protect the public from hazardous or unnecessary exposure. Manufacturers are required to certify in product labeling and in reports to the FDA that their products comply with applicable performance standards as well as maintain manufacturing, testing, and distribution records for their products. Failure to comply with these requirements could result in enforcement action by the FDA, which could require us to cease distribution of our products, recall or remediate products already distributed to customers, or subject us to FDA enforcement.
Failures, or perceived failures, to comply with privacy, data protection, and information security requirements in the variety of jurisdictions in which we operate may adversely impact our business, and such legal requirements are evolving, uncertain and may require improvements in, or changes to, our policies and operations.
Our current and potential future operations and sales subject us to laws and regulations addressing privacy and the collection, use, storage, disclosure, transfer and protection of a variety of types of data. For example, the European Commission has adopted the General Data Protection Regulation and California recently enacted the California Consumer Privacy Act of 2018, both of which provide for potentially material penalties for non-compliance. These regimes may, among other things, impose data security requirements, disclosure requirements, and restrictions on data collection, uses, and sharing that may impact our operations and the development of our business. While, generally, we do not have access to, collect, store, process, or share information collected by our customers using our products unless our customers choose to proactively provide such information to us. Our products may evolve to address potential customer requirements or to add new features and functionality. Therefore, the full impact of these privacy regimes on our business is rapidly evolving across jurisdictions and remains uncertain at this time.
We may also be affected by cyber-attacks and other means of gaining unauthorized access to our products, systems, and data. For instance, cyber criminals or insiders may target us or third parties with which we have business relationships to obtain data, or in a manner that disrupts our operations or compromises our products or the systems into which our products are integrated.
We are assessing the continually evolving privacy and data security regimes and measures we believe are appropriate in response. Since these data security regimes are evolving, uncertain and complex, especially for a global business like ours, we may need to update or enhance our compliance measures as our products, markets and customer demands further develop, and these updates or enhancements may require implementation costs. In addition, we may not be able to monitor and react to all developments in a timely manner. The compliance measures we do adopt may prove ineffective. Any failure, or perceived failure, by us to comply with current and future regulatory or customer-driven privacy, data protection, and information security requirements, or to prevent or mitigate security breaches, cyber-attacks, or improper access to, use of, or disclosure of data, or any security issues or cyber-attacks affecting us, could result in significant liability, costs (including the costs of mitigation and recovery), and a material loss of revenue resulting from the adverse impact on our reputation and brand, loss of proprietary information and data, disruption to our business and relationships, and diminished ability to retain or attract customers and business partners. Such events may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity, and could cause customers and business partners to lose trust in us, which could have an adverse effect on our reputation and business.
Risks Related to Our Intellectual Property
We may not be able to adequately protect or enforce our intellectual property rights or prevent competitors or other unauthorized parties from copying or reverse engineering our technology.
Our success depends in part on our ability to obtain patents and other intellectual property rights covering our technology and products, and to maintain adequate legal protection for our technology and products in the United States and worldwide. We rely on patent, trademark, copyright, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protections.
We can make no assurances whether any of our pending patent applications will mature into issued patents, or that any of our pending trademark applications will be registered, in a manner that gives us any or adequate defensive protection or competitive advantages. We also do not know whether any patents issued to us or any trademarks registered by us will not be challenged, invalidated or circumvented. Our portfolio of currently-issued patents and registered trademarks, and any patents that may be issued, any copyrights and trademarks that may be registered in the future, may not provide sufficiently broad protections to us, or may not prove to be enforceable in actions against alleged infringers. We cannot be certain that the actions we have undertaken to protect our technology and products will prevent unauthorized use of our technology or the reverse engineering of our products. Moreover, others may independently develop technologies and products that compete with ours, or infringe our intellectual property.
We have filed for patents and trademarks in the United States and in certain international jurisdictions, but such protections may not be available, and we may not have applied for protections in all countries in which we operate or sell our products. Though we may have obtained intellectual property and related proprietary rights in various jurisdictions, it may prove difficult to enforce our intellectual property rights in practice. Discovering and protecting against unauthorized use of our intellectual property, products and other proprietary rights is expensive and difficult, particularly internationally. We believe that our patents are foundational in the area of lidar products, and intend to enforce our intellectual property rights. Competitors and other unauthorized parties may attempt to copy or reverse engineer our lidar technology and other aspects of our solutions that we consider proprietary. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to prevent unauthorized parties from copying or reverse engineering our products, to determine the validity and scope of the proprietary rights of others or to block the importation of infringing products into the United States or other markets.Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage, market share and a decrease in our revenue, which would adversely affect our business, operating results, financial condition and prospects.
Claims that we are infringing third-party intellectual property, whether successful or not, could subject us to costly and time-consuming litigation or expensive licenses, and adversely affect our business.
Any intellectual property and related contractual litigation, if it is initiated in the future by us or a third party, would result in substantial costs and diversion of management resources, either of which could materially and adversely affect our business, operating results and financial condition. Such claims may also divert management resources and attention away from other business efforts and force us to acquire intellectual property rights and licenses, which may involve substantial royalty or other payments that may not be acceptable to us. Further, a party making such a claim against us, if successful, could secure a judgment that requires us to pay substantial damages or such a party could obtain an injunction. An adverse determination also could invalidate our intellectual property rights and adversely affect our ability to offer our products to our customers and may require that we procure or develop substitute products that do not infringe, which could require significant effort and expense. Even if we obtain favorable outcomes in any such litigation, we may not be able to obtain adequate remedies, or may have incurred costs that threaten our financial stability. Assertions of our attempts to enforce our rights against third parties could also lead these third parties to assert their own intellectual property or other rights against us or seek invalidation or a narrowed scope of our rights, in whole or in part. Any of these events could adversely affect our business, operating results, financial condition and prospects.
Lidar is a heavily populated intellectual property field, in which many companies, both within and outside of the lidar industry, hold patents covering lidar products and other adjacent technologies. In addition to patents, companies in the lidar industry typically rely on copyrights and trade secrets to protect their technology. As a result, there has been frequent litigation in the lidar industry based on allegations of patent infringement, misappropriation or other violations of intellectual property rights. We have, and in the future may, receive inquiries from other intellectual property holders and we may become subject to claims that we infringe others’ intellectual property rights, particularly as our market presence increases, as our products expand to new use cases and geographies, and as we face increasing competition. In addition, parties may claim that our name and the branding of our products infringe their trademark rights in certain countries or territories. If such a claim were to prevail, we may have to change the names of and branding of our products in the affected territories which would be costly and could cause market confusion.
We currently have various agreements in effect pursuant to which we have agreed to defend, indemnify and hold harmless our customers, suppliers, and other partners from damages and costs which may arise from the infringement by our products of third-party patents or other intellectual property rights. The scope of these indemnity obligations vary, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. Our insurance does not typically cover intellectual property infringement claims. A claim that our products infringe a third party’s intellectual property rights, even if untrue, could adversely affect our relationships with our customers and deter future customers from purchasing our products. Our defense of intellectual property rights claims brought against us, or our customers, suppliers or partners, with or without merit, could be time-consuming and expensive to litigate or settle.
Even if we are not a party to any litigation between a customer and a third party relating to infringement of its products, an adverse outcome in any such litigation could make it more difficult for us to defend our products against intellectual property infringement claims in any subsequent litigation matter in which we are a named party. Any of these results could adversely affect our brand and operating results.
Any intellectual property and related contractual litigation, if it is initiated in the future by us or a third party, would result in substantial costs and diversion of management resources, either of which could adversely affect our business, operating results and financial condition. Such claims may also divert management resources and attention away from other business efforts and force us to acquire intellectual property rights and licenses, which may involve substantial royalty or other payments that may not be acceptable to us. Further, a party making such a claim against us, if successful, could secure a judgment that requires us to pay substantial damages or such a party could obtain an injunction. An adverse determination also could invalidate our intellectual property rights and adversely affect our ability to offer our products to our customers and may require that we procure or develop substitute products that do not infringe, which could require significant effort and expense. Even if we obtain favorable outcomes in any such litigation, we may not be able to obtain adequate remedies, or may have incurred costs that threaten our financial stability. Assertions of our rights against third parties could also lead third parties to assert their own intellectual property or other rights against us or seek invalidation or a narrowed scope of our rights, in whole or in part. Any of these events could adversely affect our business, operating results, financial condition and prospects.
Our intellectual property applications may not issue or be registered, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.
We cannot be certain that we are the first inventor of the subject matter to which we have filed any particular patent application, or if we are the first party to file such a patent application. If another party has filed a patent application to, or otherwise publicly disclosed, subject matter that we are seeking to protect in a given patent application, we may not be entitled to the protection sought by the patent application. We also cannot be certain whether the claims included in a patent application will ultimately be granted as an issued patent since the patent office of the jurisdiction in which a patent application is filed may rule that the subject matter we are seeking to patent is not novel or is obvious or otherwise non-inventive or rule that the patent application and/or claims of the patent application do not comply with one or more other requirements of the patent laws of the jurisdiction. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, we cannot be certain that our issued patents will afford protection against competitors with similar technology. In addition, our competitors may design around our issued patents, which may adversely affect our business, prospects, financial condition and operating results.
In addition to patented technology, we rely on our unpatented proprietary technology, copyrights, trade secrets, proprietary processes and know-how.
We rely on proprietary information (including, for example, trade secrets, know-how and confidential information) to protect intellectual property that may not be patentable or subject to copyright or trademark protection, or that we believe is best protected by means that do not require public disclosure. We may seek to protect this proprietary information by entering into confidentiality agreements, or consulting, services or employment agreements that contain non-disclosure and non-use provisions with our employees, consultants, contractors and third parties. We may fail, however, to enter into the necessary agreements, and even if properly executed and entered into, these agreements may be breached or may otherwise fail to prevent disclosure, third-party infringement or misappropriation of our proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. Additionally, we have limited control over the protection of trade secrets used by our current or future manufacturing partners and suppliers and could lose future trade secret protection if any unauthorized disclosure of such information occurs. In addition, our proprietary information may otherwise become known or be independently developed by our competitors or other third parties. To the extent that our employees, consultants, contractors, advisors and other third parties use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain protection for our proprietary information could adversely affect our competitive business position. Furthermore, laws regarding trade secret rights in certain markets where we operate may afford little or no protection to our trade secrets.
We also rely on security measures, both physical and electronic, to protect our proprietary information, but we cannot provide assurance that these security measures will not be breached or provide adequate protection for our property. There is a risk that third parties may obtain and improperly utilize our proprietary information to our competitive disadvantage.

Also, we may not be able to detect or prevent the unauthorized use of such information or take appropriate and timely steps to enforce our intellectual property rights.
We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our employees’ former employers.
We may be subject to claims that we or our employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of one or more of an employee’s former employers. Litigation may be necessary to defend us against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could severely harm our business. Even if we are successful in defending against any such claims, litigation could result in substantial costs and demand on management resources.
Risks Related to Being a Public Company
Certain of our warrants are accounted for as liabilities and the changes in value of such warrants could have a material effect on our financial results.
On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our private placement warrants. We evaluated the accounting treatment of our private placement warrants, and determined to classify such warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. Due to the recurring fair value measurement, we recognize non-cash gains or losses on our private placement warrants each reporting period and the amount of such gains or losses has been material and could continue to be material in the future.
Our accounting treatment of the private placement warrants and public warrants is based on its current interpretation of the SEC Statement and other guidance and may change in light of any further interpretive guidance, as may be applicable.
The restatement of CLA’s financial statements may lead to additional risks and uncertainties, including regulatory, litigation, stockholder or other actions, loss of investor and counterparty confidence and negative impacts on our stock price.
As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2021, on May 13, 2021, the Audit Committee of our Board of Directors, in response to the SEC Statement after discussion with management of the Company and based on management’s consultation with Marcum LLP, CLA’s independent registered public accounting firm prior to the Merger, and its legal advisors, concluded that CLA’s previously issued consolidated financial statements as of and for the year ended December 31, 2020 included in CLA’s Annual Report on Form 10-K for the year ended December 31, 2020 should be restated to reflect the impact of the change in accounting for the warrants and accordingly, should no longer be relied upon.
As a result of the restatement and associated non-reliance on CLA’s previously issued consolidated financial statements for the year ended December 31, 2020, we incurred additional costs. We could also be subject to regulatory, litigation, stockholder, or other actions in connection with the restatement, which would, regardless of the outcome, consume management’s time and attention and may result in additional legal, accounting, and other costs. If we do not prevail in any such proceedings, we could be required to pay damages or settlement costs, which could be material. Any of these occurrences could have a material adverse effect on our business, results of operations, financial condition, and stock price.
We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in material misstatements of our consolidated financial statements, or cause us to fail to meet our periodic reporting obligations, or cause our access to the capital markets to be impaired.
In the course of preparing our financial statements for year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
During the year ended December 31, 2021, we have taken several measures to design and implement controls to improve our internal control over financial reporting, and continue to make progress towards establishing an effective internal control framework to remediate the foregoing material weaknesses. Our efforts included the following:
•Recruiting additional personnel with appropriate internal controls, accounting knowledge and experience commensurate with our accounting and reporting requirements, in addition to engaging and utilizing third party consultants and specialists.
•Enhancing Entity Level Controls including increasing Board and Audit Committee oversight, expanding senior management review of financial and business performance, creating an internal audit function and charter, and providing code of conduct trainings.
•Strengthening IT governance and designing IT general controls including restricted user access to our internal systems for financial reporting, change management, program development and computer operations.
•Designing additional controls for financial close and reporting including review of accounting policies, journal entry review controls, review of significant or non-routine transactions, period end close procedures, financial statement preparation, review, and reporting.
While we continue to undertake efforts to remediate these material weaknesses, the material weaknesses will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. At this time, we cannot predict the success of such efforts or the outcome of our assessment of the remediation efforts. We can give no assurance that our efforts will remediate these material weaknesses in our internal control over financial reporting, or that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock. Additionally, ineffective internal control could expose us to an increased risk of financial reporting fraud and the misappropriation of assets and subject us to potential delisting from the stock exchange on which we list or to other regulatory investigations and civil or criminal sanctions.
As a public company, we will be required pursuant to Section 404(a) of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each future annual report on Form 10-K to be filed with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in internal control over financial reporting. At such time as we are required to provide management’s foregoing assessment, our independent registered public accounting firm will also be required to attest to the effectiveness of our internal control over financial reporting in each annual report on Form 10-K to be filed with the SEC pursuant to Section 404(b) of the Sarbanes-Oxley Act. We are also required to disclose material changes made in our internal control over financial reporting on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the stock exchange on which our securities are listed or other regulatory authorities, which would require additional financial and management resources. We have begun the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion.
We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives.
We have incurred and will continue to incur significant legal, accounting and other expenses as a public company that we did not incur as a private company. As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), as well as rules adopted, and to be adopted, by the SEC and the applicable stock exchange. Our management and other personnel, many of whom have limited experience managing a public company, will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have substantially increased and we expect to continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
General Risk Factors
Our business, results of operations and financial condition have been and could continue to be adversely affected by the COVID-19 pandemic.
The COVID-19 pandemic has caused significant volatility and disruption globally. The COVID-19 measures adopted by governments and businesses, including restrictions on travel and business operations and shelter in place and other quarantine orders, have affected our business, and could continue to adversely affect our business operations or the business operations of our customers. At certain times during the pandemic, the COVID-19 pandemic has impacted our business by slowing the pace of manufacturing ramp up due to employees’ inability to travel to our manufacturing facility in Thailand, temporarily disrupting the operations of certain of our suppliers, and resulting in increased costs of overtime pay and additional personnel in San Francisco to create separate manufacturing teams that rotate every other week in our facility to avoid any possible transmission of COVID-19 between teams. The full impact of the COVID-19 pandemic on our operations depends on factors outside of our control. The duration of the ongoing COVID-19 pandemic and the associated business interruptions may affect our sales, supply chain or the manufacture or distribution of products, which could result in a material adverse effect on our financial condition. Our response to the ongoing COVID-19 pandemic may prove to be inadequate. We may be unable to continue our operations in the manner that we did prior to the outbreak and we may endure interruptions, reputational harm, delays in product development and shipments, all of which could have an adverse effect on our business, operating results, and financial condition. The COVID-19 pandemic may also intensify or exacerbate other risks described in this section.

Our facilities in California are located near an earthquake fault and an earthquake or other natural disaster or resource shortage could disrupt our operations.
Important documents and records for our products and manufacturing operations are located in our various facilities in San Francisco, California near active earthquake zones. In the event of a natural disaster such as an earthquake, drought, flood or fire or localized extended outages of critical utilities or transportation we do not have a formal business continuity or disaster recovery plan, and therefore could experience a significant business interruption. In addition, California has from time to time experienced shortages of water, natural gas, and electric power. Future shortages and conservation measures could impact our operations and result in increased expense. In addition, we rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by man-made problems, such as power disruptions, could adversely affect our business. To the extent that any such disruptions result in delays or cancellations of orders or impede our suppliers’ ability to timely deliver product components, our business, operating results and financial condition would be adversely affected.
We are subject to cybersecurity risks to operational systems, security systems, infrastructure, firmware in our lidar and customer data processed by us or third-party vendors or suppliers and any material failure, weakness, interruption, cyber event, incident or breach of security could prevent us from effectively operating our business.
We have experienced and expect to continue to experience actual and attempted cyber-attacks of our IT networks, such as through phishing scams and ransomware. Although none of these actual or attempted cyber-attacks has had a material adverse impact on our operations or financial condition, we cannot guarantee that any such incidents will not have such an impact in the future. For example, we are at risk for interruptions, outages and breaches of: operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; facility security systems, owned by us or our third-party vendors or suppliers; in-product technology owned by us or our third-party vendors or suppliers; the integrated software in our lidar solutions; or customer or driver data that we process or our third-party vendors or suppliers process on our behalf. Such cyber incidents could materially disrupt operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees, suppliers, drivers or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in our lidar solutions. A cyber incident could be caused by disasters, insiders (through inadvertence or with malicious intent) or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, trickery or other forms of deception. The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time. Although we maintain information technology measures designed to protect us against intellectual property theft, data breaches and other cyber incidents, such measures will require updates and improvements, and we cannot guarantee that such measures will be adequate to detect, prevent or mitigate cyber incidents. The implementation, maintenance, segregation and improvement of these systems requires significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving, expanding and updating current systems, including the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or produce, sell, deliver and service our solutions, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We cannot be sure that the systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information or intellectual property could be compromised or misappropriated and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.
A significant cyber incident could impact production capability, harm our reputation, cause us to breach our contracts with other parties or subject us to regulatory actions or litigation, any of which could materially affect our business, prospects, financial condition and operating results. In addition, our insurance coverage for cyber-attacks may not be sufficient to cover all the losses we may experience as a result of a cyber incident. Any problems with our third-party cloud hosting providers, whether due to cyber security failures or other causes, could result in lengthy interruptions in our business.

Risks Related to Ownership of Our Common Stock and Our Warrants
The price of our common stock and warrants may be volatile.
The price of our common stock, as well as our warrants, may fluctuate due to a variety of factors, including:
•changes in the industries in which we and our customers operate;
•developments involving our competitors;
•changes in laws and regulations affecting our business;
•variations in our operating performance and the performance of our competitors in general;
•actual or anticipated fluctuations in our quarterly or annual operating results;
•publication of research reports by securities analysts about us or our competitors or our industry;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•actions by stockholders, including the sale by significant stockholders of any of their shares of our common stock;
•additions and departures of key personnel;
•commencement of, or involvement in, litigation involving our company;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our common stock available for public sale; and
•general economic and political conditions, such as the effects of the COVID-19 outbreak, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism.
These market and industry factors may materially reduce the market price of our common stock and warrants regardless of our operating performance.
We do not intend to pay cash dividends for the foreseeable future.
We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our board of directors deems relevant.
If analysts do not publish research about our business or if they publish inaccurate or unfavorable research, our stock price and trading volume could decline.
The trading market for our common stock will depend in part on the research and reports that analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline. If few analysts cover us, demand for our common stock could decrease and our common stock price and trading volume may decline. Similar results may occur if one or more of these analysts stop covering us in the future or fail to publish reports on us regularly.
We may be subject to securities litigation, which is expensive and could divert management attention.
The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.
Delaware law and our Certificate of Incorporation and Bylaws contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
Our Certification of Incorporation and Bylaws and the Delaware General Corporations Law (“DGCL”) contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, and therefore depress the trading price of our common stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our board of directors or taking other corporate actions, including effecting changes in our management. Among other things, the Certification of Incorporation and Bylaws include provisions regarding:
•providing for a classified board of directors with staggered, three-year terms;
•the ability of our board of directors to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the Certificate of Incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the limitation of the liability of, and the indemnification of, our directors and officers;
•the ability of our board of directors to amend the bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our board of directors or management.
The provisions of our Certificate of Incorporation requiring exclusive forum in the Court of Chancery of the State of Delaware and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.
Our Certificate of Incorporation provides that, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) will be the sole and exclusive forum for (i) any derivative action, suit or proceeding brought on our behalf, (ii) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or stockholders to us or our stockholders, (iii) any action, suit or proceeding arising pursuant to any provision of the DGCL or our Bylaws or Certificate of Incorporation (as each may be amended from time to time), (iv) any action, suit or proceeding as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (v) any action, suit or proceeding asserting a claim against us or any current or former director, officer or stockholder governed by the internal affairs doctrine.
Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such Securities Act claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, the Certificate of Incorporation will also provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; however, there is uncertainty as to whether a court would enforce such provision, and investors cannot waive compliance with federal securities laws and the rules and regulations thereunder. Notwithstanding the foregoing, the Certificate of Incorporation provides that the exclusive forum provision will not apply to suits brought to enforce any cause of action arising under the Securities Act, any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.
These provisions may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in the Certificate of Incorporation to be inapplicable or unenforceable in such action.
You will not be permitted to exercise your warrants unless we register and qualify the underlying common stock or certain exemptions are available.
If the issuance of the common stock upon exercise of our warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the common stock included in the units.
If the common stock issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.
In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.
If our common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our best efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.
In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.
You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of common stock from such exercise than if you were to exercise such warrants for cash.
The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the common stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of common stock equal to the quotient obtained by dividing (x) the product of the number of common stock underlying the warrants, multiplied by the excess of the “fair market value” of our common stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of common stock from such exercise than if you were to exercise such warrants for cash.
We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of common stock purchasable upon exercise of a warrant could be decreased, all without your approval.
Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement, (ii) adjusting the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of common stock purchasable upon exercise of a warrant.
Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with us.
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
This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our common stock equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrants holders and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by the Sponsor or its permitted transferees.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in San Francisco, California where we lease approximately 26,125 square feet of office space pursuant to a lease that expires in August 2027. We also lease approximately 20,032 square feet of office space in a building adjacent to our corporate headquarters. The term of this second lease expires in August 2027. Both leased premises contain engineering, manufacturing, research and development and administrative functions of the company. We believe that our office space is adequate for our current needs and, should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.
Item 3. Legal Proceedings
On June 10, 2021, we received a letter from the SEC notifying us of an investigation and document subpoena. The subpoena seeks documents regarding projected financial information in CLA’s Form S-4 registration statement filed on December 22, 2020. We are complying with the SEC’s requests to date. We are awaiting information from the SEC on whether there will be next steps, if any beyond current requests to date. Although we believe we are responding in an appropriate manner, there can be no assurance whether this SEC investigation shall conclude, whether the SEC may request production for additional documents and communications, or whether we may be involved in subsequent litigation.
From time to time, we have been and may again become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any litigation or legal proceedings that we believe to be material and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results, financial condition or cash flows. See Note 10 — Commitments and Contingencies included in the notes to our audited financial statements included elsewhere in the Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock and warrants are traded on the NYSE under the symbols “OUST” and “OUST-WS”, respectively.
Holders
As of February 28, 2022, there were 192 registered holders of record of our common stock. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
Since January 1, 2021, we have made sales of the following unregistered securities:
a.On March 11, 2021, we issued 1,767,060 restricted stock units to certain of our directors concurrently with the closing of the Business Combination;
b.On March 11, 2021, we issued 10,000,000 shares of common stock to certain qualified institutional buyers and accredited investors that agreed to purchase such shares in connection with the Business Combination for aggregate consideration of $100,000,000; and
c.On October 22, 2021, we issued 9,987,096 shares of common stock as consideration for the acquisition of Sense, inclusive of 823,114 shares underlying assumed options and 1,573,399 shares which have been initially held back by the Company for purposes of satisfying any post-closing purchase price adjustments and indemnification claims under the merger agreement to acquire Sense. In addition, 4,490,980 restricted stock units issued to employees of Sense immediately prior to the acquisition as retention incentives were assumed by the Company pursuant to such merger agreement.
We issued the foregoing securities in transactions not involving an underwriter and not requiring registration under Section 5 of the Securities Act of 1933, as amended, in reliance on the exemption afforded by Section 4(a)(2) thereof.
Performance Graph
The following graph and table illustrate the total return from March 12, 2021 through December 31, 2021, for (i) our common stock, (ii) the Russell 2000 Index, (iii) Luminar Technologies, Inc. (“LAZR”), and (iv) Velodyne Lidar, Inc. (“VLDR”). The lidar sector is emerging and we anticipate additional comparable companies, which presently have limited trading history, to be included in the performance graphs in the ensuing years. Accordingly, the graph below benchmarks Ouster stock trading performance to other leading lidar companies. The graph and the table assume that $100 was invested on August 21, 2020 in each of our common stock, the Russel 2000 Index, LAZR and VLDR, and that any dividends were reinvested. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, contractual requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments.
Use of Proceeds
On August 25, 2020, CLA consummated an initial public offering of 20,000,000 units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant (the “Units”). The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per unit, generating gross proceeds of $200,000,000. BTIG acted as sole book-running manager, of the initial public offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-240378). The Securities and Exchange Commission declared the registration statement effective on August 20, 2020. The proceeds from the initial public offering were used as consideration for the Merger.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and in other parts of this Annual Report on Form 10-K.
On December 21, 2020, Ouster Technologies, Inc. (“OTI”, prior to the Merger, named Ouster, Inc.) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Colonnade Acquisition Corp., a Cayman Islands exempted company (“CLA”), and Beam Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and subsidiary of CLA. OTI’s and CLA’s board of directors unanimously approved OTI’s entry into the Merger Agreement, and on March 11, 2021, the transactions contemplated by the Merger Agreement were consummated (all such transactions, the “Business Combination”), as further described below. Pursuant to the terms of the Merger Agreement, (i) CLA domesticated as a corporation incorporated under the laws of the State of Delaware (the “Domestication”) and changed its name to “Ouster, Inc.” (with CLA after such domestication and the other transactions pursuant to the Merger Agreement being referred to as the “Company”) and (ii) Merger Sub merged with and into OTI (the “Merger”), with OTI surviving the Merger.

Unless the context otherwise requires, references in this subsection to “we”, “our” and “the Company” refer to the business and operations of OTI (formerly known as Ouster, Inc.) and its consolidated subsidiaries prior to the Merger and to Ouster, Inc. (formerly known as Colonnade Acquisition Corp.) and its consolidated subsidiaries following the consummation of the Merger.
Overview
We are a leading provider of high-resolution digital lidar sensors that offer advanced 3D vision to machinery, vehicles, robots, and fixed infrastructure assets, allowing each to understand and visualize the surrounding world and ultimately enabling safe operation and autonomy. We design and manufacture digital lidar sensors that we believe are the highest-performing, lowest-cost lidar solutions available today across each of our four target markets: industrial automation; smart infrastructure; robotics; and automotive. We shipped sensors to over 600 paying customers including approximately 40 distributors in the year ended December 31, 2021.
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
Our product offering today includes three models of sensors in our OS product line: the ultra-wide field of view OS0, the mid-range OS1, and the long-range OS2. In January 2020 we released new models in our OS product line, increasing the resolution of our OS1 model and introducing the OS0 and OS2 models. Within our OS sensor models, we offer numerous customization options, all enabled by embedded software. For each of our three models in the OS product line, we offer resolution options of 128 lines vertically (“channels”), 64 channels, or 32 channels, as well as many beam spacing options. We are currently developing our solid-state DF product line, which is a suite of short, mid, and long-range solid-state digital lidar sensors that provide uniform precision imaging without motion blur across an entire field of view. In October of 2021, Ouster acquired Sense Photonics, Inc. (“Sense”) a developer of solid-state flash lidar based on VCSEL and SPAD technology. This acquisition enables the development of the DF sensor line which leverages technology and engineering expertise from both companies. As such, the product line has been renamed to reflect the underlying technology of our solid-state sensor lineup.
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
We have won and are actively negotiating a number of additional, multi-year sales contracts which includes our Strategic Customer Agreements (“SCAs”) which establish a multi-year purchase and supply framework for Ouster and the customer, and include details about customer programs and applications where the customer intends to use Ouster products. SCAs also include multi-year binding and non-binding customer forecasts (typically of three to five years in length) that provide Ouster with more visibility into its customers' potential business requirements as well as potential revenue streams derived from sources such as mutually agreed upon pricing over the duration of the agreement.
We founded Ouster in 2015 with the invention of our high-performance digital lidar. Since then, we have grown to approximately 278 employees serving over 600 paying customers globally in the year ended December 31, 2021. To continue to grow our business in the coming years, we have expanded and plan to continue to expand our sales and marketing efforts and our software development capabilities, and to accelerate sensor development efforts. We are headquartered in San Francisco, CA.
Merger Agreement with Colonnade Acquisition Corp. and Beam Merger Sub, Inc.
On December 21, 2020, OTI entered into the Merger Agreement with CLA, and Merger Sub. OTI’s and CLA’s board of directors unanimously approved OTI’s entry into the Merger Agreement, and on March 11, 2021, the transactions contemplated by the Merger Agreement were consummated. Pursuant to the terms of the Merger Agreement, (i) CLA domesticated as a corporation incorporated under the laws of the State of Delaware (the “Domestication”) and changed its name to “Ouster, Inc.” (with CLA after such domestication and the other transactions pursuant to the Merger Agreement being referred to as the “Company”) and (ii) Merger Sub merged with and into OTI (the “Merger”), with OTI surviving the Merger.
As a result of and upon the effective time of the Domestication, among other things, (1) each of the then issued and outstanding 5,000,000 CLA Class B ordinary shares, par value $0.0001 per share, of CLA (the “CLA Class B ordinary shares”) converted automatically, on a one-for-one basis, into a CLA Class A ordinary share (as defined below), (2) immediately following the conversion described in clause (1), each of the then issued and outstanding 25,000,000 Class A ordinary shares, par value $0.0001 per share, of CLA (the “CLA Class A ordinary shares”), converted automatically, on a one-for-one basis, into a share of common stock, par value $0.0001 per share, of Ouster (the “Ouster common stock”), (3) each of the then issued and outstanding 10,000,000 redeemable warrants of CLA (the “CLA warrants”) converted automatically into a redeemable warrant to purchase one share of Ouster common stock (the “Public warrants”) pursuant to the Warrant Agreement, dated August 20, 2020 (the “Warrant Agreement”), between CLA and Continental Stock Transfer & Trust Company (“Continental”), as warrant agent, and (4) each of the then issued and outstanding units of CLA that had not been previously separated into the underlying CLA Class A ordinary shares and underlying CLA warrants upon the request of the holder thereof (the “CLA units”), were cancelled and entitled the holder thereof to one share of Ouster common stock and one-half of one Public warrant, and (5) each of the then issued and outstanding 6,000,000 private placement warrants of CLA (the “Private Placement warrants”) converted automatically into a warrant to purchase one share of Ouster common stock pursuant to the Warrant Agreement. No fractional Public warrants were issued upon separation of the CLA units.
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
As a result of and upon the closing of the Merger, among other things, all shares of OTI Capital Stock (after giving effect to the OTI Warrant Settlement) outstanding immediately prior to the closing of the Merger together with shares of OTI common stock reserved in respect of options to purchase shares of OTI common stock and restricted shares of OTI common stock (together, the “OTI Awards”) outstanding immediately prior to the closing of the Merger that were converted into awards based on Ouster common stock, were canceled in exchange for the right to receive, or the reservation of, an aggregate of 150,000,000 shares of Ouster common stock (at a deemed value of $10.00 per share), which, in the case of OTI Awards, were shares underlying awards based on Ouster common stock, representing a fully-diluted pre-transaction. Upon the closing of the Merger, the Company received gross proceeds of $299.9 million from the Merger and private offering, offset by $8.5 million of pre-merger costs relating to CLA and offering costs of $26.6 million.
Sense Acquisition
On October 22, 2021, we completed the acquisition of Sense, a lidar technology company for autonomous vehicles, and formally established Ouster Automotive, a new functional division of the Company focusing on driving mass-market adoption of digital lidar in consumer and commercial vehicles. The transaction has been accounted for as a business combination. We purchased all of the outstanding shares of the capital stock of Sense and settled all Sense debt for a total consideration of $72.8 million comprised of 9,163,982 shares of the our common stock having a fair value of $60.0 million, fully vested replacement equity awards having a fair value of $1.1 million and a cash payment of $11.7 million to settle Sense pre-existing debt and transaction costs incurred by Sense in connection with the acquisition. We issued and held back 1,573,427 shares of common stock with the aggregate fair value of $10.3 million to satisfy any necessary adjustments, including without limitation certain indemnification claims and net working capital shortfall (“Holdback Shares”). The Holdback Shares will be released, net of any shares necessary to satisfy all unsatisfied or disputed claims for indemnification and net working capital shortfall, and distributed to the Sense stockholders in 18 months from the acquisition date. The Holdback Shares are considered issued and outstanding from a legal perspective and have the same economic and voting rights as other issued and outstanding shares of our common stock. We expect this acquisition will continue to help us expand our presence in the automotive vertical by executing on our hiring goals and product roadmap on a faster timeline.
COVID-19 Impact
Throughout 2020 and 2021, the worldwide spread of the pandemic caused by the novel coronavirus (“COVID-19”), including several of its variants, and the measures intended to contain the spread of COVID-19, have resulted in a global slowdown of economic activity and caused disruptions to our business. In particular, our headquarters are based in the San

Francisco Bay Area, which has been subject to ongoing government measures and orders such as quarantines and social distancing. During the second and third quarters of 2020 we slowed our operating and capital spending with the expectation that our revenue and ability to raise capital would be impacted by the global pandemic. We believe that our overall growth rate during 2020 and 2021 was negatively impacted by the pandemic due in part to pandemic related supply chain issues, though, despite this impact, we were able to continue to grow our sales during 2021 and estimate that in the long-term the pandemic will act as a catalyst for wider adoption of automation and lidar technology.
As a San Francisco Bay Area based company, we were affected by the “shelter in place” order in the first and second quarter of 2020. While the majority of our employees were able to work remotely, some employees, especially manufacturing employees, were not able to work from home. The “shelter in place” order delayed order fulfillment and revenue recognition during the first and second quarters of 2020. We continued to pay employees during the “shelter in place” order whether or not they were able to work. Manufacturing and order fulfillment employees were able to return to work in the second quarter of 2020; however, the number of employees allowed on premises at one time was greatly reduced as a result of the California reduced capacity mandates, which also affected our ability to fulfill orders and recognize revenue. Some essential employees were paid hazard pay, and the hazard pay combined with underutilized employee pay increased our employee overhead and decreased gross margins in the first and second quarter of 2020. Manufacturing employees continued to work in a reduced capacity at our San Francisco facility until the second quarter of 2021. We have moved a large portion of our manufacturing to our contract manufacturer in Thailand, which allowed us to satisfy demand for our digital lidar sensors in the first two quarters of 2021 and consequently allowing us to increase our year over year revenue. This trend continued throughout the rest of 2021 as we continued to ramp manufacturing at our contract manufacturer.
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
While we experienced quarter-over-quarter increases in revenue in 2020 and 2021, some customers have delayed orders and production schedules due to COVID-19. The pandemic continues to evolve, and the full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, research and development costs and personnel-related costs, will depend on future developments that are highly uncertain, including new information that may emerge concerning COVID-19, the development of new variants of the disease and the actions taken to contain, prevent or treat COVID-19, rate and success of vaccination efforts, vaccine hesitancy, any resurgence of the pandemic in areas where we, Benchmark or our suppliers operate, and the economic impact on local, regional, national and international customers and markets.
Going forward, the situation remains uncertain, rapidly changing and hard to predict, and the COVID-19 pandemic may have a material negative impact on our future results.
Factors Affecting Our Performance
Supply Chain Continuity. A recent surge in demand for electronics containing semiconductor chips and stockpiling of chips by certain companies has created disruptions in the supply chain, resulting in a global chip shortage impacting our industry. Some chip manufacturers are estimating this supply shortage may continue into 2022. These chip manufacturers are working to increase capacity in the future, and we are managing our inventory and working closely with our regular suppliers and customers to minimize the potential impacts of any supply shortages including by securing additional inventory. While we do not expect the shortage to have a material near-term impact on our ability to meet existing demand for our current products, the shortage adversely impacted our gross margins for the year ended December 31, 2021 and may continue to do so. We anticipate fluctuation in our cost of goods sold over the next 12-18 months as a result of ongoing supply chain constraints. These constraints have caused and may in the future cause us to implement certain temporary price surcharges. Over time, we expect our overall average selling prices to decline as our volume increases. If our mitigating efforts are not successful or the shortage continues or worsens in ways we did not anticipate, our ability to supply or improve our current products as well as our development and rollout of future products could also be adversely affected.
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
Competition. Lidar is an emerging market, and there are competitors for the growing market. This has created downward pressure on our ASPs, particularly in the Asia and Pacific region. We expect this pressure to continue to push our ASPs lower in the coming years. However, we believe that because of our complementary metal-oxide-semiconductor, (“CMOS”), digital lidar technology, we are in the position to scale more rapidly than our analog competitors and leverage our scale to deliver positive gross margins.
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
Components of Results of Operations
Revenue
The majority of our revenue comes from the sale of our digital lidar sensors and accessories both directly to end users and through distributors both domestically and internationally. We recognize revenue from product sales when the performance obligation of transferring control of the product to the customer has been met, generally when the product is shipped. We also recognize revenue by performing services related to product development and validation, and shipping; however, we do not expect product development and validation and license and services to be material components of revenue, cost of revenue or gross margin in the foreseeable future. Performance obligations related to services are generally recognized over time, based on cost-to-cost input basis or straight-line over time. Amounts billed to customers related to shipping and handling are classified as revenue, and we have elected to recognize the cost of shipping activities that occur after control has transferred to the customer as a fulfillment cost rather than a separate performance obligation. All related costs are accrued and recognized within cost of revenue when the related revenue is recognized.
Most of our customers are currently in the evaluation or early R&D stage with our products. Currently, our product revenue consists of both customers ordering small volumes of our products that are in an evaluation phase and customers that order larger volumes of our products and have more predictable long-term production schedules. However, we are still at the very beginning of the lidar adoption curve, and some customers are still learning their ramp rates which can impact the timing of purchase orders quarter to quarter. As we grow our business we expect to improve predictability into our customers’ needs and timelines, and expect the timing of orders will have a less notable impact on our quarterly results. Over the coming years, as more of our customers move into their respective production phases, we expect the majority of our product revenue to shift to larger volume orders based on predictable production schedules. We also expect more of our revenue to come from international customers, and anticipate that our sales from regions outside of North and South America will continue to grow over the long-term.
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
Gross Profit and Gross Margin
Our gross profit equals total revenues less our total cost of revenues, and our gross margin is our gross profit expressed as a percentage of total revenue. We experienced negative gross margins from the fourth quarter of 2018 until we turned gross margin positive during 2020 primarily due to increased unit volumes which improved our ability to absorb fixed costs and lowered material costs by increasing our buying power and a shift to outsourced mass production of our sensors to Benchmark, who has leverage for greater volume discounts and lower overhead costs. Subject to quarterly fluctuations and volatility, we expect unit costs to improve as we manufacture higher unit volumes of sensors and a greater portion of our sensors are produced by our contract manufacturer in Thailand.
Operating Expenses
Research and Development Expenses
Research and development (“R&D”) activities are primarily conducted at our San Francisco based headquarters and our additional R&D facility in Edinburgh, Scotland and consist of the following activities:
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
R&D costs are expensed as they are incurred. Our investment in R&D will continue to grow as we invest in new lidar technology and related software. Our absolute amount of R&D expenses will grow over time; however, we expect R&D as a percentage of revenue to decrease annually as our business grows.
Sales and Marketing Expenses
Our business development, customer support and marketing teams are located in offices worldwide. Selling and marketing expenses consist of personnel-related expenses, including salaries, benefits, and stock-based compensation, for all personnel directly involved in business development, customer support, and marketing activities, and marketing expenses including trade shows, advertising, and demonstration equipment. We have experienced additional sales and marketing expenses as a result of our global expansion, but expect sales and marketing spend as a percentage of revenue to decrease over time as our business grows.
General and Administrative Expenses
General and administrative expenses consist of personnel-related expenses, including salaries, benefits, and stock-based compensation, of our executives and members of the board of directors, finance, human resource, IT, and legal departments as well as fees related to legal fees, patent prosecution, accounting, finance and professional services as well as insurance and bank fees. Our absolute amount of general and administrative expenses will grow over time; however, we expect the general and administrative spend as a percentage of revenue to decrease annually as our business grows. We have experienced and may in the near term experience additional increases in general and administrative expenses related to hiring more personnel and consultants to support our growing international expansion and compliance with the applicable provisions of the Sarbanes-Oxley Act (“SOX”) and other U.S. Securities and Exchange Commission (“SEC”) rules and regulations as a result of being a public company.
Interest Income, Interest Expense, and Other Income (Expense), Net
Interest income consists primarily of income earned on our cash and cash equivalents. These amounts will vary based on our cash and cash equivalents balances and market rates. Interest expense consists primarily of interest on our debt and convertible notes and amortization of debt issuance costs and discounts. Other income (expense), net consists primarily of realized and unrealized gains and losses on foreign currency transactions and balances, the change in fair value of financial instruments, including warrants issued in connection with a debt agreement, and warrants initially issued by CLA in a private placement.
Income Taxes
Our income tax provision consists of federal, state and foreign current and deferred income taxes. Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in the quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on deferred tax assets as it is more likely than not that some, or all, of our deferred tax assets will not be realized. We continue to maintain a full valuation allowance against our net deferred tax assets.

Results of Operations:
The following table summarizes key components of our results of operations for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Revenue
Product revenue	$33,578	$16,886	$9,804
Service revenue	—	2,018	1,609
Total revenue	33,578	18,904	11,413
Cost of revenue(1)
Cost of product	24,492	17,365	17,120
Cost of services	—	26	308
Total cost of revenue	24,492	17,391	17,428
Gross profit	9,086	1,513	(6,015)
Operating expenses(1):
Research and development	34,579	23,317	23,297
Sales and marketing	22,258	8,998	4,505
General and administrative	51,959	20,960	14,546
Total operating expenses	108,796	53,275	42,348
Loss from operations	(99,710)	(51,762)	(48,363)
Other income (expense):
Interest income	471	24	278
Interest expense	(504)	(2,517)	(3,582)
Other income (expense), net	2,968	(52,150)	7
Total other income (expense), net	2,935	(54,643)	(3,297)
Loss before income taxes	(96,775)	(106,405)	(51,660)
(Benefit from) provision for income taxes	(2,794)	375	1
Net loss	$(93,981)	$(106,780)	$(51,661)

The following table sets forth the components of our consolidated statements of operations and comprehensive loss data as a percentage of revenue for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(% of total revenue)
Revenue
Product revenue	100%	89%	86%
Service revenue	—	11	14
Total revenue	100	100	100
Cost of revenue(1)
Cost of product	73	92	150
Cost of services	—	—	3
Total cost of revenue	73	92	153
Gross profit	27	8	(53)
Operating expenses(1):
Research and development	103	123	204
Sales and marketing	66	48	39
General and administrative	155	111	127
Total operating expenses	324	282	371
Loss from operations	(297)	(274)	(424)
Other (expense) income:
Interest income	1	—	2
Interest expense	(2)	(13)	(31)
Other income (expense), net	9	(276)	—
Total other expense, net	8	(289)	(29)
Loss before income taxes	(289)	(563)	(453)
(Benefit from) provision for income taxes	(8)	2	—
Net loss	(281)%	(565)%	(453)%
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Cost of revenue	$637	$657	$58
Research and development	7,240	6,059	621
Sales and marketing	3,823	640	140
General and administrative	13,663	4,701	474
Total stock-based compensation	$25,363	$12,057	$1,293

Comparison of the years ended December 31, 2021, 2020 and 2019
Revenue

	Year Ended December 31,			2021 - 2020 Change		2020 - 2019 Change
	2021	2020	2019	$	%	$	%
	(dollars in thousands)
Revenue
Product revenue	$33,578	$16,886	$9,804	$16,692	99%	$7,082	72%
Service revenue	—	2,018	1,609	(2,018)	(100)	409	25%
Total	$33,578	$18,904	$11,413	$14,674	78%	$7,491	66%
Revenue by geographic location:
United States	$14,790	$8,328	$7,035	$6,462	78%	$1,293	18%
Americas, excluding United States	866	436	361	430	99	75	21
Europe, Middle East and Africa	10,588	5,870	2,368	4,718	80	3,502	148
Asia and Pacific	7,334	4,270	1,649	3,064	72	2,621	159
Total	$33,578	$18,904	$11,413	$14,674	78%	$7,491	66%
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Product Revenue
Product revenue increased by $16.7 million, or 99%, to $33.6 million for the year ended December 31, 2021 from $16.9 million for the prior year. The increase in product revenue was driven by an increase in volume of 202%, which we attribute primarily to the expansion of our sales team and the increase of high volume, long-term deals as some of our customers begin to move into the production stage with their autonomous products. Our average selling price declined by 34% as expected as we sell higher volumes and are able to reduce our cost of goods sold per unit.
Service Revenue
Service revenue decreased by $2.0 million, or 100%, from the prior year. This decrease in revenue was due to no non-recurring engineering work in the year ended December 31, 2021.
Geographic Locations
Revenue in the United States; Americas excluding the United States; Europe, the Middle East and Africa; and Asia and Pacific increased approximately by $6.5 million, $0.4 million, $4.7 million, and $3.1 million, respectively, in the year ended December 31, 2021 compared to the prior year. The year-over-year global increases for all regions are a result of our investments in personnel and global expansion. We have grown our commercial team across the Americas, Asia Pacific, Europe and the Middle East markets and brought on experienced leaders to develop a focused sales organization geared towards ramping our sales pipeline.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Product Revenue
Product revenue increased by $7.1 million, or 72%, to $16.9 million for the year ended December 31, 2020 from $9.8 million for the year ended December 31, 2019. The increase in product revenue was driven by an increase in volume of 53%, which we attribute primarily to the release of new products and expansion of our sales team into new geographic regions, and an increase in average selling price of 12% which we attribute primarily to more favorable average selling prices for new products.

Service Revenue
Service revenue increased by $0.4 million, or 25%, to $2.0 million for the year ended December 31, 2020 from $1.6 million for the year ended December 31, 2019. This revenue represents non-recurring engineering work in relation to our new product release in early 2020.
Geographic Locations
Revenue increased across the geographic regions of the United States, Americas excluding United States, Europe, Middle East and Africa, and Asia and Pacific by $1.3 million, $0.1 million, $3.5 million, and $2.6 million, respectively, for the year ended December 31, 2020. The increases in Asia and Pacific and Europe, Middle East and Africa geographic regions were a result of recent expansion in those regions. We opened sales offices in these regions in late 2019 and have since focused our sales resources on expanding globally.
Cost of Revenue and Gross Margin

	Year Ended December 31,			2021 - 2020 Change		2020 - 2019 Change
	2021	2020	2019	$	%	$	%
	(dollars in thousands)
Cost of revenue
Cost of product	$24,492	$17,365	$17,120	$7,127	41%	$245	1%
Cost of services	—	26	308	(26)	(100)	(282)	(92)%
Total	$24,492	$17,391	$17,428	$7,101	41%	$(37)	0%
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Product Cost of Revenue and Gross Margin
Product cost of revenue increased by $7.1 million, or 41%, to $24.5 million for the year ended December 31, 2021 from $17.4 million for the prior year and cost per unit decreased by 53% in the year ended December 31, 2021 compared to the prior year. The increase in cost of product revenue was due to volume related increases of $8.0 million, $1.6 million, $13.1 million, and $12.4 million in material costs, freight, overhead, and other other product costs, respectively. These increases in volume were partially offset by per unit decreases of $2.3 million, $1.2 million, $13.3 million, and $11.2 million in material costs, freight, overhead, and other other product costs, respectively.
Product gross margin increased from 8% for the year ended December 31, 2020 to 27% for the year ended December 31, 2021. The improvement in product gross margin is primarily due to the 53% decrease in cost per unit partially offset by the 34% decrease in average selling prices referenced above.
Services Cost of Revenue and Gross Margin
Services cost of revenue decreased by $26.0 thousand. This decrease in cost of revenue was due to there being no non-recurring engineering work in the year ended December 31, 2021.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Product Cost of Revenue and Gross Margin
Product cost of revenue increased by $0.2 million, or 1%, to $17.4 million for the year ended December 31, 2020 from $17.1 million for the year ended December 31, 2019 and cost per unit decreased by 35% in the year ended December 31, 2020. The increase in product cost of revenue was primarily due to increases of $3.9 million in manufacturing overhead costs, $1.0 million in material costs and $0.2 million in freight. The increases were partially offset by a decrease of $4.8 million in other product costs due to lower allowances for excess and obsolete inventory and component yield increases.

Product gross margin increased from (53)% for the year ended December 31, 2019 to 8% for the year ended December 31, 2020. The improvement in product gross margin is primarily due to the decrease in cost per unit and the 12% increase in average selling prices for new products.
Services Cost of Revenue and Gross Margin
Services cost of revenue decreased by $0.3 million, or 92%, to $26.0 thousand for the year ended December 31, 2020 from $0.3 million for the year ended December 31, 2019. Services gross margin increased to 99% for the year from 81% for the year ended December 31, 2019. This decrease in cost of revenue and subsequent increase in gross margin was primarily due to the majority of non-recurring engineering work for a large contract taking place in 2019.
Operating Expenses

	Year Ended December 31,			2021 - 2020 Change		2020 - 2019 Change
	2021	2020	2019	$	%	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$34,579	$23,317	$23,297	$11,262	48%	$20	0%
Sales and marketing	22,258	8,998	4,505	13,260	147	4,493	100
General and administrative	51,959	20,960	14,546	30,999	148	6,414	44
Total operating expenses:	$108,796	$53,275	$42,348	$55,521	104%	$10,927	26%
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Research and Development
Research and development expenses increased by $11.3 million, or 48%, to $34.6 million for the year ended December 31, 2021 from $23.3 million for the comparable period in the prior year. The increase was primarily attributable to an increase of $8.1 million in payroll and personnel-related expense driven by an 89 person increase in employees and contractors of which the majority were added in the fourth quarter during the Sense acquisition, including a $1.2 million increase in stock-based compensation expense, an increase of $0.9 million in product development and equipment costs, an increase of $0.9 million in depreciation expense, an increase of $0.8 million in recruiting and other professional fees and an increase of $0.6 in facility, office and other expenses.
Sales and Marketing
Sales and marketing expenses increased by $13.3 million, or 147%, to $22.3 million for the year ended December 31, 2021 from $9.0 million for the comparable period in the prior year. The increase was primarily attributable to an increase of $10.3 million in payroll and personnel-related costs driven by the addition of 46 sales personnel in all our global regions, of which $3.2 million was stock-based compensation related, an increase of $0.7 million in consulting and professional fees, an increase of $1.1 million for marketing expenses including additional branding and public relations expenses related to the Merger, an increase of $0.3 million in travel expenses, and $0.9 million in facility, office and related expenses related to opening and expanding sales offices around the world.
General and Administrative
General and administrative expenses increased by $31.0 million, or 148%, to $52.0 million for the year ended December 31, 2021 from $21.0 million for the comparable period in the prior year. The increase was primarily due to an increase of $9.0 million of stock-based compensation, a $3.1 million increase in payroll-related expense due to a year over year increase of 18 employees and contractors, an increase of $8.4 million in legal, accounting and professional services fees mostly related to our initial public offering, an increase of $0.7 million in recruiting expense, an increase of $6.0 million in directors and officers insurance premiums, an increase of $2.0 million in facilities and office expense including equipment for new employees, investments in software infrastructure, and increases in business and local taxes, $0.5 million in investor and public relations, and an increase of $1.3 million in depreciation.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Research and Development
Research and development expenses for the year ended December 31, 2020 remained consistent with the year ended December 31, 2019. The balance includes a $7.6 million increase in personnel-related costs, including a $5.4 million increase in stock-based compensation due to an increase in common stock value and a $2.2 million increase primarily related to our headcount growth.
These increases were partially offset by a $3.9 million reduction in development costs and $2.4 million reduction in consulting and contractor expense related to the design of new products in 2019, which was launched in the first quarter of 2020, a $0.7 million reduction in prototype and other research costs, a $0.4 million reduction in office expenses, and a $0.1 million reduction in depreciation expense.
Sales and Marketing
Sales and marketing expenses increased by $4.5 million, or 100%, to $9.0 million for the year ended December 31, 2020 from $4.5 million for the year ended December 31, 2019. The increase was primarily attributable to an increase of $3.6 million in payroll and personnel-related expenses driven by the addition of sales personnel, of which $0.5 million was stock-based compensation related, as well as smaller increases of $0.2 million for facility and office related expenses related to opening offices in Asia and Pacific and Europe, Middle East and Africa geographic regions and $0.3 million related to providing demonstration units for potential customers.
General and Administrative
General and administrative expenses increased by $6.4 million, or 44%, to $21.0 million for the year ended December 31, 2020 from $14.5 million for the year ended December 31, 2019. The increase was primarily due to an increase of $4.2 million of stock-based compensation and an increase of $2.2 million in accounting and professional services fees.
Interest Income, Interest Expense and Other Income (Expense), Net

	Year Ended December 31,			2021 - 2020 Change		2020 - 2019 Change
	2021	2020	2019	$	%	$	%
	(dollars in thousands)
Interest income	$471	$24	$278	$447	1,863%	$(254)	(91)%
Interest expense	(504)	(2,517)	(3,582)	2,013	(80)	1,065	(30)
Other income (expense), net	2,968	(52,150)	7	55,118	(106)	(52,157)	(745,100)
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Interest income was $0.5 million for the year ended December 31, 2021 compared to $0.0 million for the prior year. This increase in interest income was primarily related to an increase in our cash and cash equivalent balances after the Merger closed on March 11, 2021.
Interest expense was $0.5 million for the year ended December 31, 2021 compared to $2.5 million for the prior year. The decrease was primarily due to the conversion of convertible notes in the second quarter of 2020 and the repayment of bank debt in the third quarter of 2020 and March 2021.
Other income (expense), net was $3.0 million for the year ended December 31, 2021 compared to $(52.2) million for the prior year. During the year ended December 31, 2021, we recorded a gain of $11.8 million for the fair value change of warrant liability and a loss of $8.8 million for the fair value change of redeemable convertible preferred stock warrant liability. During the year ended December 31, 2020, we recorded losses of $48.4 million for the fair value change of the warrant liability and $5.3 million for the fair value change of the derivative liability related to our convertible notes, partially offset by a $1.6 million gain from extinguishment of the tranche liability which was recorded as other income.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Interest income was $0.0 million for the year ended December 31, 2020 compared to $0.3 million for the year ended December 31, 2019. This decrease in interest income was primarily related to a decrease in our cash and cash equivalent balances for the year ended December 31, 2020.
Interest expense was $2.5 million for the year ended December 31, 2020 compared to $3.6 million for the year ended December 31, 2019. The decrease was primarily due to the conversion of convertible notes in the second quarter of 2020 and the repayment of $3.0 million of bank debt.
Other income (expense), net was $(52.2) million for the year ended December 31, 2020 compared to $0.0 million for the year ended December 31, 2019. During the year ended December 31, 2020, we recorded $5.3 million for the fair value change of the derivative liability related to our convertible notes and $48.4 million for the fair value change of warrant liability, partially offset by a $1.6 million gain from extinguishment of the tranche liability which was recorded as other income.
Income Taxes

	Year Ended December 31,			2021 - 2020 Change		2020 - 2019 Change
	2021	2020	2019	$	%	$	%
	(dollars in thousands)
Loss before income taxes	$(96,775)	$(106,405)	$(51,660)	$9,630	9%	$(54,745)	(106)%
(Benefit from) provision for income taxes	(2,794)	375	1	(3,169)	845	374	(37,400)
Effective tax rate	2.89%	(0.35)%	0.00%
Our effective tax benefit was 2.89% for the year ended December 31, 2021 compared to our effective tax rate of (0.35)% for the prior year. Our tax expense decreased by $3.2 million during the year ended December 31, 2021, compared to prior year, primarily due to the release of the valuation allowance of $2.8 million as a result of the recording of a deferred tax liability from an acquisition during the year.
Our effective tax rate was (0.35)% for the year ended December 31, 2020 compared to 0.00% for the prior year. Our tax expense increased by $0.4 million during the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to state taxes.
Liquidity and Capital Resources
Sources of Liquidity
Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, public company costs and general corporate needs. We expect these needs to continue as we develop and grow our business. Prior to the Merger, we primarily funded our operations from the net proceeds from sales of our preferred convertible stock and convertible notes, borrowing under our loan and security agreement with Runway Growth Credit Fund, Inc. and product revenue. Upon closing of the Merger, we received gross proceeds of $299.9 million from the Merger and private offering, offset by $8.5 million of pre-merger costs relating to CLA and offerings costs of $26.6 million. Subsequent to the Merger, our principal sources of liquidity have been and are expected to be our cash and cash equivalents and cash generated from product revenues.
As of December 31, 2021 we had an accumulated deficit of $303.4 million and cash and cash equivalents of $182.6 million. We have experienced recurring losses from operations, and negative cash flows from operations, and we expect to continue operating at a loss and to have negative cash flows from operations for the foreseeable future. We believe our cash and cash equivalents on hand, together with cash we expect to generate from future operations, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Annual Report on Form 10-K. However, because we are in the growth stage of our business and operate in an emerging field of technology, we expect to continue to invest in research and development and expand our sales and marketing teams worldwide. We are likely to require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, the widespread COVID-19 pandemic, including variants, has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.
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
Financing Arrangements
On November 27, 2018, we entered into a Loan and Security Agreement with Runway Growth Credit Fund, Inc. (“Runway Loan and Security Agreement”) and borrowed $10.0 million per the terms of that agreement with a loan maturity date of November 15, 2021. The loan carried an interest rate equal to LIBOR plus 8.50%. We repaid $3.0 million of the loan in August 2020. On March 26, 2021 we terminated the Runway Loan and Security Agreement and repaid the $7.0 million principal amount outstanding as well as interest and fees amounting to $0.4 million. We incurred no prepayment fees in connection with the termination and all liens and security interests securing the loan made pursuant to the Runway Loan and Security Agreement were released upon termination. As of December 31, 2021 and December 31, 2020, the outstanding principal balance of the loan was nil and $7.0 million, respectively.
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the consolidated balance sheet as of December 31, 2021, while others are considered future commitments. Our contractual obligations primarily consist of non-cancelable purchase commitments with various parties to purchase goods or services, primarily inventory, entered into in the normal course of business and operating leases. For information regarding our other contractual obligations, refer to Note 9, Leases and Note 10, Commitments and Contingencies.
Cash Flow Summary

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$(71,061)	$(42,117)	$(40,187)
Investing activities	(15,229)	(3,509)	(7,494)
Financing activities	258,304	39,863	50,505
Operating Activities
During the year ended December 31, 2021, operating activities used $71.1 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $94.0 million, impacted by our non-cash charges of $29.1 million primarily consisting of depreciation and amortization of  $5.5 million, stock-based compensation of $25.4 million, change in right-of-use asset of $2.2 million, amortization of debt issuance costs and debt discount of $0.3 million, inventory write down of $0.8 million and allowance for expected credit losses of $0.4 million, partially offset by deferred income taxes of $2.5 million and $2.9 million change in fair value of warrant liabilities. The cash used in changes in our operating assets and liabilities of $6.1 million was primarily due to an increase in accounts receivable of $8.0 million, an increase in inventories of $3.4 million, a decrease in prepaid expenses and other assets of $0.4 million, a decrease in accounts payable of $2.4 million, an increase in accrued and other liabilities of $9.1 million and a decrease of operating lease liability of $1.7 million.

During the year ended December 31, 2020, operating activities used $42.1 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $106.8 million, impacted by our non-cash charges of $72.0 million primarily consisting of a $5.3 million change in fair value of derivative liability and $48.4 million change in fair value of warrant liabilities, depreciation and amortization of $3.7 million, stock-based compensation of $12.1 million, change in right-of-use asset of $1.9 million, interest expense on convertible debt of $1.0 million, inventory write down of $0.8 million, amortization of debt issuance costs and debt discount of $0.3 million, partially offset by a gain on extinguishment of tranche right liability of $1.6 million. The cash used in changes in our operating assets and liabilities of $7.3 million was primarily due to an increase in inventories of $3.1 million, an increase in accounts receivable of $1.5 million, an increase in prepaid expenses and other assets of $1.4 million, a decrease in accrued and other liabilities of $0.4 million, and a decrease of operating lease liability of $1.0 million.
During the year ended December 31, 2019, operating activities used $40.2 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $51.7 million, impacted by our non-cash charges of $12.9 million primarily consisting of inventory write down of $4.8 million, interest expense on convertible debt of $2.4 million, depreciation and amortization of $2.0 million, change in right-of-use asset of $1.3 million, stock-based compensation of $1.2 million, write-off property and equipment of $0.6 million, amortization of debt issuance costs and debt discount $0.3 million. The cash used in changes in our operating assets and liabilities of $1.4 million was primarily due to an increase in inventories of $5.4 million, an increase in prepaid expenses and other current assets of $0.5 million and an increase in accounts receivable of $0.6 million, an increase in accrued and other current liabilities of $2.6 million, an increase of accounts payable of $2.1 million, and an increase of operating lease liability of $0.4 million.
Investing Activities
During the year ended December 31, 2021, cash used in investing activities was $15.2 million, which was primarily related to cash used for our acquisition of Sense, net of cash acquired, of $10.9 million and purchases of property, plant and equipment of $4.3 million.
During the year ended December 31, 2020, cash used in investing activities was $3.5 million, which was related to purchases of property, plant and equipment.
During the year ended December 31, 2019, cash used in investing activities was $7.5 million, which was related to purchases of property, plant and equipment.
Financing Activities
During the year ended December 31, 2021, cash provided by financing activities was $258.3 million, consisting primarily of net proceeds from the merger and PIPE Investment of $264.8 million, and proceeds from exercise of stock options of $0.5 million, partially offset by repayment of debt of $7.0 million.
During the year ended December 31, 2020, cash provided by financing activities was $39.9 million, consisting primarily of net proceeds from issuance of Series B redeemable convertible preferred stock of $41.5 million and proceeds from exercise of stock options of $1.3 million, partially offset by repayment of long-term debt of $3.0 million.
During the year ended December 31, 2019, cash provided by financing activities was $50.5 million primarily consisting of $40.5 million of net proceeds from issuance of convertible notes, and $10.0 million of proceeds from issuance of debt.
Critical Accounting Estimates
We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that can significantly impact the amounts we report as assets, liabilities, revenue, costs and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Our actual results could differ significantly from these estimates under different assumptions and conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance as these policies involve a greater degree of judgment and complexity.
Revenue
Revenue is recognized at a point in time when control of the goods are transferred to the customer, occurring upon shipment or delivery dependent upon the terms of the underlying contract. Product sales to certain customers may require customer acceptance due to performance acceptance criteria that is considered more than a formality. For these product sales, revenue is recognized upon the expiration of the customer acceptance period. Amounts billed to customers for shipping and handling are included in revenue. Taxes collected from customers and remitted to governmental authorities are excluded from revenue on the net basis of accounting.
For service projects, we bill and recognize revenue as the services are performed. For these arrangements, control is transferred over time as we input costs incurred to complete the project; therefore, revenue is recognized over the service period with the measure of progress using the input method based on labor costs incurred to total labor cost (cost-to-cost) as the services are provided.
We enter into contracts that can include multiple performance obligations, we account for individual products and services separately if the customer can benefit from the product or service on its own or with other resources that are readily available to the customer and the product or service is separately identifiable from other promises in the arrangement. The consideration is allocated between separate performance obligations in proportion to their estimated standalone selling price. The standalone selling price reflects the price we would charge for a specific product or service if it were sold separately in similar circumstances and to similar customers.
Business Combinations
Business combinations are accounted for under the acquisition method. We recognize the assets acquired and liabilities assumed in business combinations on the basis of their fair values at the date of acquisition. We assess the fair value of assets acquired, including intangible assets, and liabilities assumed using a variety of methods. Each asset acquired and liability assumed is measured at fair value from the perspective of a market participant. The method used to estimate the fair values of intangible assets incorporates significant estimates and assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant’s use of the asset, future cash inflows and outflows, probabilities of success, asset lives, and the appropriate discount rates. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. Transaction costs and restructuring costs associated with a business combination are expensed as incurred.
During the measurement period, which extends no later than one year from the acquisition date, we may record certain adjustments to the carrying value of the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, all adjustments are recorded in the consolidated statements of operations within other income (expense), net.
Stock-Based Compensation
We measure and recognize stock-based compensation expense for stock-based awards granted to employees, directors, and consultants over the requisite service periods based on the estimated grant date fair value, which for options is using the Black-Scholes-Merton option pricing model using the following variables:
•Common Stock Valuation – The fair value of the shares of common stock underlying our stock-based awards issued after the Merger is based on the grant date closing fair market value of our common stock. Before closing of the Merger, the fair value of the shares of common stock underlying our stock-based awards was historically determined by management and approved by the Board of Directors. Because there was no public market for the our common stock, the Board of Directors determined the fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors, including contemporaneous valuations performed by an unrelated third-party specialist, valuations of comparable public companies, operating and financial performance, the lack of liquidity of capital stock, and general and industry-specific economic outlook. Valuations performed by the third-party valuation specialist used methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (“AICPA” Accounting and Valuation Guide). In relation to options, the Board intends all options granted to be exercisable at a price per share not less than the per share fair value of the common stock underlying those options on the date of grant.
•Expected Term – The expected term represents the period that our stock-based awards are expected to be outstanding and is determined using the simplified method, which deems the term to be the average of the time to vesting and the contractual life of the options.

•Expected Volatility – The expected volatility is based on the historical volatility for the period commensurate with the expected term of the awards for a peer group of comparable companies with publicly traded shares.
•Expected Dividends – We do not currently pay cash dividends on its common stock and does not anticipate doing so in the foreseeable future. Accordingly, the expected dividend yield is 0%.
•Risk-Free Interest Rate – The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
The fair values of the restricted stock awards and restricted stock units were determined based on the fair value of the our common stock on the grant date. We recognize stock-based compensation expense over the requisite service period. Forfeitures are accounted for as they occur. Our policy for issuing stock upon stock option exercise is to issue new common stock.
Inventory Valuation
Inventories are stated at the lower of cost or estimated net realizable value. Costs are computed under the standard cost method, which approximates actual costs determined on the first in, first out basis. We record write-downs of inventories which are obsolete or in excess of anticipated demand. Significant judgment is used in establishing our forecasts of future demand and obsolete material exposures. We consider marketability and product life cycle stage, product development plans, demand forecasts, and assumptions about future demand and market conditions in establishing our estimates. If the actual component usage and product demand are significantly lower than forecast, which may be caused by factors within and outside of our control, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and our customer requirements, we may be required to increase our inventory write-downs. A change in our estimates could have a significant impact on the value of our inventory and our results of operations.
Common Stock Valuations
Prior to the Business Combination, the fair value of the common stock underlying our stock-based awards was determined by our board of directors, with input from management and corroboration from contemporaneous third-party valuations. Given the absence of a public trading market of our common stock prior to the Business Combination, and in accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, our board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock at each grant date. These factors included:
•contemporaneous valuations of our common stock performed by independent third-party specialists;
•the prices, rights, preferences, and privileges of our convertible preferred stock relative to those of our common stock;
•the prices paid for common or convertible preferred stock sold to third-party investors by us and prices paid in secondary transactions for shares repurchased by us in arm’s-length transactions, including any tender offers, if any;
•the lack of marketability inherent in our common stock;
•our actual operating and financial performance;
•our current business conditions and projections;
•the hiring of key personnel and the experience of our management;
•the history of the company and the introduction of new products;
•our stage of development;
•the likelihood of achieving a liquidity event, such as an initial public offering (IPO), a merger, or acquisition of our company given prevailing market conditions;
•the operational and financial performance of comparable publicly traded companies; and
•the U.S. and global capital market conditions and overall economic conditions.
In valuing our common stock, the fair value of our business was determined using various valuation methods, including combinations of income, market, cost approaches with input from management. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate that is derived from an analysis of the cost of capital of comparable publicly traded companies in our industry or similar business operations as of each valuation date and is adjusted to reflect the risks inherent in our cash flows. The market approach estimates value based on a comparison of the subject company to comparable public companies in a similar line of business. From the comparable companies, a representative market value multiple is determined and then applied to the subject company’s financial forecasts to estimate the value of the subject company.
For each valuation, the fair value of our business determined by these approaches was then allocated to the common stock using the option-pricing method.
In addition, we also considered any secondary transactions involving our capital stock. In our evaluation of those transactions, we considered the facts and circumstances of each transaction to determine the extent to which they represented a fair value exchange and assigned the transactions an appropriate weighting in the valuation of our common stock. Factors considered include the number of different buyers and sellers, transaction volume, timing relative to the valuation date, whether the transactions occurred between willing and unrelated parties, and whether the transactions involved investors with access to our financial information.
Following the Business Combination, the fair value of our common stock is based on the closing price of our common stock on the relevant determination date, as reported on the New York Stock Exchange.
Recent Accounting Pronouncements
Please refer to Note 2 in our consolidated financial statements contained elsewhere in this Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
We do not believe that inflation has had a material effect on our business, results of operations or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations or financial condition.
Interest Rate Risk
As of December 31, 2021, we had cash and cash equivalents of approximately $182.6 million, out of which $177.5 million consisted of institutional money market funds, which carries a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Substantially all of our revenue is generated in U.S. dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States and to a lesser extent in Asia and Europe. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates.

Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OUSTER, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Ouster, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ouster, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisition of Sense Photonics, Inc. – Valuation of Developed Technology
As described in Note 3 to the consolidated financial statements, on October 22, 2021, the Company completed the acquisition of Sense Photonics, Inc. for total consideration of $72.8 million, of which $15.9 million related to developed technology. As disclosed by management, the Company recognizes the assets acquired and liabilities assumed in business combinations on the basis of their fair values at the date of acquisition. Management assesses the fair value of assets acquired, including intangible assets, and liabilities assumed using a variety of methods. The fair values assigned to developed technology was determined using the relief from royalty rate method. Management applied significant judgment in estimating the fair value of the developed technology, which involved significant assumptions related to the revenue growth rates, the relief-from-royalty rate, the discount rate and the economic life.
The principal considerations for our determination that performing procedures relating to the valuation of developed technology acquired as part of the acquisition of Sense Photonics, Inc. is a critical audit matter are (i) the high degree of auditor judgment and subjectivity in performing procedures relating to the fair value of the developed technology acquired due to the significant judgment by management when developing the estimate; (ii) significant audit effort in evaluating the significant assumptions related to the revenue growth rates, the relief-from-royalty rate, the discount rate, and the economic life; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) reading the acquisition agreement and (ii) testing management’s process for estimating the fair value of the developed technology. Testing management’s process included evaluating the appropriateness of the relief from royalty rate method, testing the completeness and accuracy of data provided by management, and evaluating the reasonableness of significant assumptions related to the revenue growth rates, the relief-from-royalty rate, the discount rate, and the economic life. Evaluating the reasonableness of the revenue growth rates significant assumption involved considering (i) the past performance of the acquired business; (ii) the consistency with external market and industry data; and (iii) whether the significant assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s relief from royalty rate method and the reasonableness of the relief-from-royalty rate, the discount rate, and the economic life significant assumptions.
/s/ PricewaterhouseCoopers LLP
San Jose, California
February 28, 2022
We have served as the Company’s auditor since 2019.

OUSTER, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$182,644	$11,362
Restricted cash, current	977	276
Accounts receivable, net	10,723	2,327
Inventory	7,448	4,817
Prepaid expenses and other current assets	5,566	2,441
Total current assets	207,358	21,223
Property and equipment, net	10,054	9,731
Operating lease, right-of-use assets	15,156	11,071
Goodwill	51,076	—
Intangible assets, net	22,652	—
Restricted cash, non-current	1,035	1,004
Other non-current assets	371	3,385
Total assets	$307,702	$46,414
Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$4,863	$6,894
Accrued and other current liabilities	14,173	4,121
Short-term debt	—	7,130
Operating lease liability, current portion	3,067	2,772
Total current liabilities	22,103	20,917
Operating lease liability, long-term portion	16,208	11,908
Warrant liabilities (At December 31, 2021 and 2020 related party $2,669 and Nil, respectively)	7,626	49,293
Other non-current liabilities	1,065	978
Total liabilities	47,002	83,096
Commitments and contingencies (Note 9)
Redeemable convertible preferred stock, $0.0001 par value per share; 100,000,000 and 131,411,372 shares authorized at December 31, 2021 and 2020; Nil and 88,434,754 shares issued and outstanding at December 31, 2021 and 2020, respectively (aggregate liquidation preference of Nil and $41,791 at December 31, 2021 and 2020, respectively)	—	39,225
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 1,000,000,000 and 210,956,516 shares authorized at December 31, 2021 and 2020, respectively; 172,200,417 and 33,327,294 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	17	—
Additional paid-in capital	564,045	133,468
Accumulated deficit	(303,356)	(209,375)
Accumulated other comprehensive loss	(6)	—
Total stockholders’ equity (deficit)	260,700	(75,907)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$307,702	$46,414
The accompanying notes are an integral part of these consolidated financial statements

OUSTER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue
Product revenue	$33,578	$16,886	$9,804
Service revenue	—	2,018	1,609
Total revenue	33,578	18,904	11,413
Cost of revenue
Cost of product	24,492	17,365	17,120
Cost of services	—	26	308
Total cost of revenue	24,492	17,391	17,428
Gross profit	9,086	1,513	(6,015)
Operating expenses:
Research and development	34,579	23,317	23,297
Sales and marketing	22,258	8,998	4,505
General and administrative	51,959	20,960	14,546
Total operating expenses	108,796	53,275	42,348
Loss from operations	(99,710)	(51,762)	(48,363)
Other income (expense):
Interest income	471	24	278
Interest expense	(504)	(2,517)	(3,582)
Other income (expense), net	2,968	(52,150)	7
Total other income (expense), net	2,935	(54,643)	(3,297)
Loss before income taxes	(96,775)	(106,405)	(51,660)
(Benefit from) provision for income taxes	(2,794)	375	1
Net loss	$(93,981)	$(106,780)	$(51,661)
Other comprehensive loss
Foreign currency translation adjustments	(6)	—	—
Total comprehensive loss	$(93,987)	$(106,780)	$(51,661)
Net loss per common share, basic and diluted	$(0.70)	$(5.98)	$(6.99)
Weighted-average shares used to compute basic and diluted net loss per share	133,917,571	17,858,976	7,390,456
The accompanying notes are an integral part of these consolidated financial statements

OUSTER, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in- Capital	Notes receivable from stockholders	Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — January 1, 2019	4,384,348	$40,016	7,890,521	$—	$897	$—	$(51,133)	$—	$(50,236)
Cumulative-effect adjustment from adoption of ASC 842	—	—	—	—	—	—	199	—	199
Issuance of common stock upon exercise of stock options	—	—	8,545	—	51	—	—	—	51
Issuance of common stock upon vesting of restricted stock awards	—	—	3,340	—	28	—	—	—	28
Stock-based compensation expense	—	—	—	—	1,293	—	—	—	1,293
Issuance of notes to stockholders	—	—	—	—	—	(44)	—	—	(44)
Vesting of early exercised stock options	—	—	—	—	51	—	—	—	51
Net loss	—	—	—	—	—	—	(51,661)	—	(51,661)
Balance — December 31, 2019	4,384,348	40,016	7,902,407	—	2,320	(44)	(102,595)	—	(100,319)
Issuance of common stock upon exercise of stock options	—	—	12,221,363	—	379	—	—	—	379
Issuance of common stock upon exercise of restricted stock awards	—	—	1,617,264	—	6	—	—	—	6
Issuance of redeemable convertible preferred stock	88,434,754	39,225	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock	(4,384,348)	(40,016)	4,384,348	—	40,016	—	—	—	40,016
Conversion of convertible notes to common stock	—	—	7,201,912	—	78,311	—	—	—	78,311
Stock-based compensation expense	—	—	—	—	12,057	—	—	—	12,057
Reclassification of a note receivable from a stockholder	—	—	—	—	—	44	—	—	44
Vesting of early exercised stock options	—	—	—	—	379	—	—	—	379
Net loss	—	—	—	—	—	—	(106,780)	—	(106,780)
Balance — December 31, 2020	88,434,754	39,225	33,327,294	—	133,468	—	(209,375)	—	(75,907)
Issuance of common stock upon exercise of stock options	—	—	2,148,437	—	526	—	—	—	526
Issuance of common stock upon exercise of warrants	—	—	100	—	1	—	—	—	1
Repurchase of common stock	—	—	(406,845)	—	(45)	—	—	—	(45)

Issuance of redeemable convertible preferred stock upon exercise of warrants	4,232,947	58,097	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock	(92,667,701)	(97,322)	92,667,701	12	97,310	—	—	—	97,322
Issuance of common stock upon merger and private offering, net of acquired private placement warrants of $19,377	—	—	34,947,657	4	272,061	—	—	—	272,065
Offering costs in connection with the merger	—	—	—	—	(26,620)	—	—	—	(26,620)
Issuance of common stock in connection with acquisition	—	—	9,163,982	1	60,023	—	—	—	60,024
Issuance of replacement equity awards in connection with acquisition	—	—	—	—	1,081	—	—	—	1,081
Stock-based compensation expense, including vesting of restricted stock units	—	—	458,012	—	25,363	—	—	—	25,363
Cancellation of previously issued awards	—	—	(105,921)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	877	—	—	—	877
Net loss	—	—	—	—	—	—	(93,981)	—	(93,981)
Other comprehensive loss	—	—	—	—	—	—	—	(6)	(6)
Balance — December 31, 2021	—	$—	172,200,417	$17	$564,045	$—	$(303,356)	$(6)	$260,700
The accompanying notes are an integral part of these consolidated financial statements

OUSTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For The Years Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(93,981)	$(106,780)	$(51,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,477	3,718	2,032
Stock-based compensation	25,363	12,057	1,235
Deferred income taxes	(2,477)	—	—
Change in right-of-use asset	2,180	1,887	1,291
Interest expense on notes and convertible debt	36	1,030	2,446
Amortization of debt issuance costs and debt discount	250	258	344
Change in fair value of warrant liabilities	(2,947)	48,440	6
Change in fair value of derivative liability	—	5,308	—
Gain on extinguishment of tranche right liability	—	(1,610)	—
Provision for doubtful accounts	379	67	169
Inventory write down	808	797	4,764
Write-off of property and equipment	—	—	555
Services exchanged for common stock	—	—	28
Changes in operating assets and liabilities:
Accounts receivable	(8,007)	(1,457)	(594)
Inventory	(3,440)	(3,146)	(5,380)
Prepaid expenses and other assets	350	(1,442)	(538)
Accounts payable	(2,442)	144	2,109
Accrued and other liabilities	9,060	(417)	2,632
Operating lease liability	(1,670)	(971)	375
Net cash used in operating activities	(71,061)	(42,117)	(40,187)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(4,283)	(3,509)	(7,494)
Acquisition, net of cash acquired	(10,946)	—	—
Net cash used in investing activities	(15,229)	(3,509)	(7,494)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the merger and private offering	291,442	—	—
Payment of offering costs	(26,620)	—	—
Repayment of debt	(7,000)	(3,000)	—
Proceeds from issuance of promissory notes to related parties	5,000	—	—
Repayment of promissory notes to related parties	(5,000)	—	—
Repurchase of common stock	(45)	—	—
Proceeds from exercise of stock options	526	1,337	7
Proceeds from exercise of warrants	1	—	—
Proceeds from issuance of redeemable convertible preferred stock, net off issuance cost of $265	—	41,526	—
Proceeds from issuance of convertible notes	—	—	40,498
Proceeds from issuance of debt	—	—	10,000
Net cash provided by financing activities	258,304	39,863	50,505
Net increase (decrease) in cash, cash equivalents and restricted cash	172,014	(5,763)	2,824
Cash, cash equivalents and restricted cash at beginning of year	12,642	18,405	15,581
Cash, cash equivalents and restricted cash at end of year	$184,656	$12,642	$18,405
SUPPLEMENTAL DISCLOSURES OF OPERATING ACTIVITIES:
Cash paid for interest	$635	$1,228	$792
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accrued liabilities	$377	$232	$825
Right-of-use assets obtained in exchange for operating lease liability	$6,265	$6,409	$3,939
Equity issued in connection with acquisition	$61,105	$—	$—
Issuance of redeemable convertible preferred stock upon exercise of warrants	$58,097		$—
Conversion of redeemable convertible preferred stock to common stock	$97,322	$40,016	$—

Issuance of common stock pursuant to the conversion of convertible notes and accrued interest	$—	$78,311	$—
Deferred transaction costs not yet paid	$—	$3,373	$—
Reclassification of common stock on exercise of stock options with notes receivable from stockholders	$—	$44	$—
Issuance of warrants per loan agreement amendment	$—	$—	$53
Issuance of common stock on exercise of stock options with notes receivable from stockholders	$—	$—	$44

Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets as of December 31,

	2021	2020	2019
Cash and cash equivalents	$182,644	$11,362	$16,848
Restricted cash, current	977	276	276
Restricted cash, non-current	1,035	1,004	1,281
Total cash, cash equivalents and restricted cash	$184,656	$12,642	$18,405
The accompanying notes are an integral part of these consolidated financial statements

OUSTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Colonnade Acquisition Corp. (“CLA”), the Company’s legal predecessor, was originally a blank check company incorporated as a Cayman Islands exempted company on June 4, 2020. CLA was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On March 11, 2021, CLA consummated a merger with the Company pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated as of December 21, 2020, details of which are included below.
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries (all of which are wholly owned) and have been prepared in conformity with U.S. generally accepted accounting principles (“US GAAP”). All intercompany balances and transactions have been eliminated in consolidation.
Impact of the COVID-19 Pandemic
The Company has been actively monitoring the ongoing COVID-19 pandemic situation and its impact on the Company’s business. In response to the pandemic, numerous state and local jurisdictions have imposed “shelter-in-place” orders, quarantines and other restrictions. In the United States, governmental authorities have, at times, recommended, and in certain cases required, that elective, specialty and other procedures and appointments, be suspended or canceled. In the United States, COVID-19 restrictions continue to vary state by state as the measures depend greatly on the political landscape and the resurgence of new cases. In California, where the Company’s headquarters are located, face coverings indoors are still recommended regardless of vaccination status, and some counties continue to have mask mandates. Such orders or restrictions have, at times during the pandemic, resulted in reduced operations at the Company’s headquarters (including its manufacturing facility), work stoppages, slowdowns and delays, travel restrictions and cancellation of events and have restricted the efforts of the Company’s sales representatives, thereby significantly and negatively impacting the Company’s operations.
The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, including variants, the progression and effectiveness of vaccination roll-outs, vaccination hesitancy, and the actions taken to contain it or treat COVID-19, as well as the economic impact on local, regional, national and international customers and markets. The situation surrounding COVID-19 remains fluid and the potential for a material impact on the Company increases the longer the virus impacts the level of economic activity in the United States and globally. Given the ongoing evolution of the COVID-19 and the global responses to curb its impact, the Company is not able to estimate the future effects of the COVID-19 on its results of operations, financial condition, or liquidity.
Liquidity
The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has experienced recurring losses from operations, and negative cash flows from operations. As of December 31, 2021, the Company had an accumulated deficit of approximately $303.4 million. The Company has historically financed its operations primarily through the Merger and related transactions, the sale of convertible notes, equity securities, proceeds from debt and, to a lesser extent, cash received from sales. Management expects significant operating losses and negative cash flows from operations to continue for the foreseeable future. The Company expects to continue investing in product development and sales and marketing activities. The long-term continuation of the Company’s business plan is dependent upon the generation of sufficient revenues from its products to offset expenses. In the event that the Company does not generate sufficient cash flows from operations and is unable to obtain funding, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs or ability to continue operations. The Company has concluded that its cash and cash equivalents as of December 31, 2021 are sufficient for the Company to continue as a going concern for at least one year from the date these consolidated financial statements are available for issuance.
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
As a result of the Merger, among other things, (1) each of the then issued and outstanding 5,000,000 CLA Class B ordinary shares, par value $0.0001 per share, of CLA (the “CLA Class B ordinary shares”) converted automatically, on a one-for-one basis, into a CLA Class A ordinary share (as defined below), (2) immediately following the conversion described in clause (1), each of the then issued and outstanding 25,000,000 Class A ordinary shares, par value $0.0001 per share, of CLA (the “CLA Class A ordinary shares”), converted automatically, on a one-for-one basis, into a share of common stock, par value $0.0001 per share, of Ouster (the “Ouster common stock”), (3) each of the then issued and outstanding 10,000,000 redeemable warrants of CLA (the “CLA warrants”) converted automatically into a redeemable warrant to purchase one share of Ouster common stock (the “Public warrants”) pursuant to the Warrant Agreement, dated August 20, 2020 (the “Warrant Agreement”), between CLA and Continental Stock Transfer & Trust Company (“Continental”), as warrant agent, and (4) each of the then issued and outstanding units of CLA that had not been previously separated into the underlying CLA Class A ordinary shares and underlying CLA warrants upon the request of the holder thereof (the “CLA units”), were cancelled and entitled the holder thereof to one share of Ouster common stock and one-half of one Public warrant, and (5) each of the then issued and outstanding 6,000,000 private placement warrants of CLA (the “Private Placement warrants”) converted automatically into a warrant to purchase one share of Ouster common stock pursuant to the Warrant Agreement. No fractional Public warrants were issued upon separation of the CLA units.
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
The Merger was accounted for as a reverse recapitalization. Under this method of accounting, CLA is treated as the “acquired” company for financial reporting purposes. This determination is primarily based on OTI stockholders comprising a relative majority of the voting power of the Company and having the ability to nominate the members of the board of directors of the Company after the Merger, OTI’s operations prior to the Merger comprising the only ongoing operations of the Company following the Merger, and OTI’s senior management prior to the Merger comprising a majority of the senior management of the Company following the Merger. Accordingly, for accounting purposes, the financial statements of the Company represent a continuation of the financial statements of OTI with the Merger being treated as the equivalent of OTI issuing stock for the net assets of CLA, accompanied by a recapitalization whereby no goodwill or other intangible assets are recorded. Transactions and balances prior to the Merger are those of OTI. The shares and net loss per share available to holders of OTI’s common stock prior to the Merger have been retroactively restated as shares reflecting the exchange ratio established in the Merger Agreement.
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
Note 2 – Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Items subject to such estimates and assumptions include, but are not limited to, the useful lives of long-lived assets, revenue recognition, sales return reserve, inventory write downs, the realizability of deferred tax assets, the measurement of stock-based compensation, and the valuation of the Company’s various financial instruments. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates these assumptions, judgments and estimates. Actual results may differ from these estimates.
Due to the novel coronavirus (“COVID-19”) pandemic, there is ongoing uncertainty and significant disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstances that would require an update to estimates, judgments or assumptions or a revision to the carrying value of the Company’s assets or liabilities as of the date these financial statements were available to be issued. These estimates, judgments and assumptions may change in the future, as new events occur, or additional information is obtained.
Business Combinations
Business combinations are accounted for under the acquisition method. The Company recognizes the assets acquired and liabilities assumed in business combinations on the basis of their fair values at the date of acquisition. The Company assesses the fair value of assets acquired, including intangible assets, and liabilities assumed using a variety of methods. Each asset acquired and liability assumed is measured at fair value from the perspective of a market participant. The method used to estimate the fair values of intangible assets incorporates significant estimates and assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant’s use of the asset, future cash inflows and outflows, probabilities of success, asset lives, and the appropriate discount rates. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. Transaction costs and restructuring costs associated with a business combination are expensed as incurred.
During the measurement period, which extends no later than one year from the acquisition date, the Company may record certain adjustments to the carrying value of the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, all adjustments are recorded in the consolidated statements of operations within other income (expense), net.
Foreign Currencies
The functional currency of the Company is the U.S. dollar. The functional currency of the Company’s wholly-owned foreign subsidiaries is generally the same as the entity’s local currency. Accordingly, the asset and liability accounts of our foreign operations are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date and equity accounts are translated into U.S. dollars using historical rates. The revenues and expenses are translated using the average exchange rates in effect during the period, and gains and losses from foreign currency translation adjustments are included as a component of accumulated other comprehensive loss in the consolidated balance sheets. Foreign currency translation adjustments are recorded in other comprehensive loss in the consolidated statements of operations and comprehensive loss.

Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Foreign currency transaction gains and losses are recorded in other income (expense), net in the consolidated statements of operations and comprehensive loss.
Segment Information
The Company operates as one reportable and operating segment, which relates to the sale of lidar sensor kits. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.
Revenue Recognition
In accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when a customer obtains control of promised products or services. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these products or services. To achieve the core principle of this standard, the Company performs the following five steps:
1) Identify the contract with a customer
The Company considers the terms and conditions of revenue contracts and its customary business practices in identifying contracts with its customers. It is determined that a contract with a customer exists when the contract is approved, each party’s rights regarding the product or services to be transferred and the payment terms for the product or services can be identified, it is determined that the customer has the ability and intent to pay and the contract has commercial substance. The Company applies judgement in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer. Accounts receivable are due under normal trade terms, typically three months or less.
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
3) Determine the transaction price
The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring product or services to the customer. Variable consideration is included in the transaction price if the Company judges that it is probable that a significant future reversal of cumulative revenue under the contract will not occur. The Company does not have a material amount of variable consideration in its agreements with customers. None of the Company’s contracts contain a significant financing component. All taxes assessed by a governmental authority on a specific revenue-producing transaction collected by the Company from a customer are excluded from the transaction price. The Company’s general terms and conditions for its contracts do not contain a right of return that allows the customer to return products and receive a credit.
4) Allocate the transaction price to performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”). In 2021, 2020 and 2019 the Company did not have a material volume of contracts that required the allocation of transaction price to multiple performance obligations.
5) Recognize revenue when or as the Company satisfies a performance obligation
Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised product or service to a customer. Revenue is recognized when control of products or services is transferred to customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those products or services. The Company generates all of its revenue from contracts with customers and applies judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. Revenue is recognized at a point in time when control of the goods is transferred to the customer, generally occurring upon shipment. Product sales to certain customers may require customer acceptance due to performance acceptance criteria that is considered more than a formality. For these product sales, revenue is recognized upon the expiration of the customer acceptance period. The obligation to provide services is generally satisfied over time, with the customer simultaneously receiving and consuming the benefits as the Company satisfies its performance obligations. For these service projects, the Company bills and recognizes revenue as the services are performed. For these arrangements, control is transferred to the customer as the Company’s inputs incurred to complete the project; therefore, revenue is recognized over the service period with the measure of progress using the input method based on labor costs incurred to total labor cost (cost-to-cost) as the services are provided. The Company did not have any revenue from services that were recognized over time in 2021.
Costs to obtain a contract
The Company expenses the incremental costs of obtaining a contract when incurred because the amortization period for these costs would be less than one year. These costs primarily relate to sales commissions and are expensed as incurred in sales and marketing expense in the Company’s consolidated statements of operations and comprehensive loss. The incremental cost of obtaining a contract for the years ended December 31, 2021 and 2020 was $2.2 million and $0.3 million, respectively. No commission plan was in place and no expense was recognized for 2019.
Right of return
The Company’s general terms and conditions for its contracts do not contain a right of return that allows the customer to return products and receive a credit, however it has in practice permitted returns of its sensor kits in limited circumstances. Allowances for sales returns, which reduce revenue, are estimated using historical experience and were immaterial as of December 31, 2021 and 2020. Actual returns in subsequent periods have been consistent with estimated amounts.
Remaining performance obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied. It includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods and does not include contracts where the customer is not committed. The customer is not considered committed where they are able to terminate for convenience without payment of a substantive penalty under the contract. Additionally, as a practical expedient, the Company has not disclosed the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. The deferred revenue balance represents the remaining performance obligations for contracts with an original duration of greater than one year. For the years ended December 31, 2021, 2020 and 2019, the Company recognized less than $0.1 million, $0.5 million and less than $0.1 million of revenue that was deferred as of December 31, 2020, 2019 and 2018 respectively. Deferred revenue was $0.2 million as of December 31, 2021, relating primarily to the development and validation services. All of the deferred revenue balance at December 31, 2021 is expected to be recognized in the year ending December 31, 2022.
Disaggregation of Revenues
The following table presents total revenues by geographic area based on the location products were shipped to and services provided (in thousands):

	Year ended December 31,
	2021	2020	2019
United States	$14,790	$8,328	$7,035
Americas, excluding United States	866	436	361
Europe, Middle East and Africa	10,588	5,870	2,368
Asia and Pacific	7,334	4,270	1,649
Total	$33,578	$18,904	$11,413

Cost of Revenue
Cost of revenue consists of the manufacturing cost of digital lidar sensors, which primarily consists of sensor components, personnel-related costs directly associated with the manufacturing, and amounts paid to our third-party contract manufacturer and vendors. Cost of revenue also includes depreciation of manufacturing equipment, an allocated portion of overhead, facility and IT costs, stock-based compensation for manufacturing personnel, reserves for estimated warranty expenses, excess and obsolete inventory and shipping costs.
Research and development
Expenditures incurred in the research and development of new products and enhancements to existing products are charged to expense as incurred. Research and development costs include, but are not limited to payroll and personnel expenses, laboratory supplies, prototype materials consumed during product development and the inventory materials consumed during pilot manufacturing runs, and consulting costs.
Sales and marketing
Selling and marketing expenses consist of personnel-related expenses, including salaries, benefits, and stock-based compensation, for all personnel directly involved in business development, customer support, and marketing activities, and marketing expenses including trade shows, advertising, and demonstration equipment. Sales and marketing costs are charged to expense as incurred.
Net loss per common share
The Company follows the two-class method when computing net loss per common share. The two-class method determines net loss per common share for common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.
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
The Company’s redeemable convertible preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2021, 2020 and 2019.
Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive income (loss). The Company’s foreign currency translation adjustment is the only component of other comprehensive loss that is excluded from the reported net loss for all periods presented.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash deposited with banks and a money market account.
Restricted Cash
Restricted cash consists of certificates of deposit held by banks as security for outstanding letters of credit.

Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for expected credit losses representing its best estimate of expected credit losses related to its existing accounts receivable and their net realizable value. The allowance is determined using a combination of factors including historical losses adjusted to take into account current market conditions and customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. The Company writes off accounts receivable against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
Changes in the Company’s allowance for expected credit losses were as follows (in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Beginning balance	$128	$117	$—
Provisions	379	67	169
Uncollectible accounts written off, net of recoveries	—	(56)	(52)
Ending balance	$507	$128	$117
Inventory
Inventory consists principally of raw materials, work-in-process, and finished goods and is stated at the lower of cost or estimated net realizable value. Costs are computed under the standard cost method, which approximates actual costs determined on the first-in, first-out basis. The Company charges cost of revenue for write-downs of inventories which are obsolete or in excess of anticipated demand based on purchase commitments, production needed to fulfil the warranty obligations, consideration of product marketability and product development plans, historical revenue and assumptions about future demand and market conditions. The Company wrote down inventories of $0.8 million, $0.8 million and $4.8 million during the years ended December 31, 2021, 2020 and 2019, respectively, included in cost of revenue.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposition, the cost and related accumulated depreciation and amortization are removed from the accounts and resulting gain or loss is reflected in the consolidated statement of income. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (see Note 5).
Impairment of Long-Lived Assets
The Company evaluates events and changes in circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of those assets, the Company records an impairment charge in the period in which such determination is made. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no triggering events identified. The Company has not identified any such impairment losses to date.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net tangible and identified intangible assets acquired in a business combination. Goodwill is not amortized but is evaluated at least annually for impairment or when a change in facts and circumstances indicate that the fair value of the goodwill may be below the carrying value.
Goodwill is tested for impairment at the reporting unit level annually in the fourth quarter, or more frequently when events or changes in circumstances indicate that the asset might be impaired. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action or unanticipated competition. The Company has determined that it operates in a single operating segment and has a single reporting unit.

Prior to performing the impairment test, the Company assesses qualitative factors to determine whether the existence of events or circumstances would indicate that it is more likely than not that the fair value of the reporting unit was less than the carrying amount. If after assessing the totality of events or circumstances, the Company were to determine that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, then the Company would perform a quantitative impairment test.
The quantitative impairment test involves comparing the fair value of the reporting unit to the carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the Company measures the amount of impairment loss, if any, as the excess of the carrying value over the fair value of the reporting unit. As of December 31, 2021, no impairment of goodwill has been identified.
Intangible Assets
Intangible assets consist primarily of developed technology, vendor relationship and customer relationships. Acquired intangible assets are initially recorded at the acquisition-date fair value. Intangible assets are amortized on a straight-line basis over their estimated useful lives, generally 3 to 8 years.
Fair Value of Financial Instruments
The Company applies the fair value measurement accounting standard whenever other accounting pronouncements require or permit fair value measurements. Fair value is defined in the accounting standard as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:
•Level I - Quoted prices for identical instruments in active markets.
•Level II - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•Level III - Instruments whose significant value drivers are unobservable.
Redeemable Convertible Preferred Stock
The Company records redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The redeemable convertible preferred stock is recorded outside of permanent equity because while it was not mandatorily redeemable, in the event of certain events considered not solely within the Company’s control, such as a merger, acquisition or sale of all or substantially all of the Company’s assets (each, a “deemed liquidation event”), the redeemable convertible preferred stock would become redeemable at the option of the holders of such shares. The Company did not adjust the carrying values of the redeemable convertible preferred stock to the liquidation preferences of such shares because it was not probable that a deemed liquidation event would occur that would obligate the Company to pay the liquidation preferences to holders of shares of redeemable convertible preferred stock.
Warrant Liabilities
Warrant liabilities consist of redeemable convertible preferred stock warrants and Private Placement warrants. The Company’s redeemable convertible preferred stock warrants were accounted for as a liability as the underlying redeemable convertible preferred stock were contingently redeemable and would obligate the Company to transfer assets to the holders at a future date upon occurrence of a deemed liquidation event.
The Private Placement warrants are not redeemable for cash so long as they are held by the initial purchasers or their permitted transferees but may be redeemable for common stock if certain other conditions are met. If the Private Placement warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement warrants are redeemable by the Company and exercisable by such holders subject to certain conditions, such as the reported closing price of our common stock equaling or exceeding $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending three business days before the Company sends the notice of redemption to the holders of Private Placement warrants. The Company evaluated the Private Placement warrants and concluded that they do not meet the criteria to be classified within stockholders’ equity. The agreement governing the Private Placement warrants includes a provision, the application of which could result in a different settlement value for the Private Placement warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Private Placement warrants are not considered to be “indexed to the Company’s own stock.” This provision precludes the Company from classifying the Private Placement warrants in stockholders’ equity.
As the redeemable convertible preferred stock warrants and Private Placement warrants meet the definition of a derivative, the Company recorded these warrants as liabilities on the consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations and comprehensive loss at each reporting date. The Company’s redeemable convertible preferred stock warrants were exercised in 2021 and no redeemable convertible preferred stock warrants were outstanding as of December 31, 2021.
Concentrations of credit risk
Financial instruments that potentially subject the Company to credit risk consist primarily of cash, cash equivalents, and restricted cash, and accounts receivable. Cash, cash equivalents and restricted cash are deposited with federally insured commercial banks in the U.S. and UK, Hong Kong, China and European Union. At times, cash balances in the U.S. may be in excess of federal insurance limits. As of December 31, 2021 and 2020, the Company had cash, cash equivalents and restricted cash on deposit with financial institutions in US of $184.2 million and $12.5 million. As of December 31, 2021 and 2020, the Company also had cash on deposit with financial institutions in countries other than the US of approximately $0.5 million and $0.1 million, respectively, that was not federally insured.
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
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable was as follows:

	December 31, 2021	December 31, 2020
Customer A	11%	*
Customer B	*	23%
Customer C	*	13%
*Customer accounted for less than 10% of total accounts receivable in the period.
There were no customers that accounted for more than 10% of revenue during the year ended December 31, 2021. Revenue from customer D accounted for approximately 11% and 22% of total revenue during the year ended December 31, 2020 and 2019.
Concentrations of supplier risk
One supplier accounted for approximately 20% of total purchases during the year ended December 31, 2021 and accounted for 55% of total accounts payable balance as of December 31, 2021. One supplier accounted for approximately 15% of total purchases during the year ended December 31, 2020 and there were no suppliers that accounted for more than 23% of total accounts payable balance as of December 31, 2020. One supplier accounted for approximately 12% of total purchases during the year ended December 31, 2019 and there were no suppliers that accounted for more than 10% of total accounts payable balance as of December 31, 2019.
Deferred transaction costs
The Company capitalizes certain legal, accounting and other third-party fees that are directly related to the Company’s in-process equity financings, including the merger with Colonnade Acquisition Corp, until such financings are consummated. After consummation of the equity financing, these costs will be recorded as a reduction of the proceeds received as a result of the equity financing. In the event that a planned equity financing does not occur or is significantly delayed, all related deferred offering costs are expensed immediately within the Company’s consolidated statements of operations and comprehensive loss. The Company capitalized $3.4 million of costs related to the merger with Colonnade Acquisition Corp. at December 31, 2020 (included in other non-current assets in the consolidated balance sheets). Upon the closing of the Merger the deferred transaction costs were recorded in the additional paid-in capital and there were no deferred transaction costs as of December 31, 2021.
Stock-based compensation
The Company measures and recognizes stock-based compensation expense for stock-based awards granted to employees, directors, and consultants over the requisite service periods based on the estimated grant date fair value, which for options is using the Black-Scholes-Merton option pricing model using the following variables:
•Common Stock Valuation – The fair value of the shares of common stock underlying the Company’s stock-based awards issued after the Merger is based on the grant date closing fair market value of the Company’s common stock. Before closing of the Merger, the fair value of the shares of common stock underlying the Company’s stock-based awards was historically determined by management and approved by the Board of Directors. Because there was no public market for the Company’s common stock, the Board of Directors determined the fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors, including contemporaneous valuations performed by an unrelated third-party specialist, valuations of comparable public companies, operating and financial performance, the lack of liquidity of capital stock, and general and industry-specific economic outlook. Valuations performed by the third-party valuation specialist used methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (“AICPA” Accounting and Valuation Guide). In relation to options, the Board intends all options granted to be exercisable at a price per share not less than the per share fair value of the common stock underlying those options on the date of grant.
•Expected Term – The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is determined using the simplified method, which deems the term to be the average of the time to vesting and the contractual life of the options.
•Expected Volatility – The expected volatility is based on the historical volatility for the period commensurate with the expected term of the awards for a peer group of comparable companies with publicly traded shares.
•Expected Dividends – The Company does not currently pay cash dividends on its common stock and does not anticipate doing so in the foreseeable future. Accordingly, the expected dividend yield is 0%.
•Risk-Free Interest Rate – The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
The fair values of the restricted stock awards and restricted stock units were determined based on the fair value of the Company’s common stock on the grant date. The Company recognizes stock-based compensation expense over the requisite service period. Forfeitures are accounted for as they occur. The Company’s policy for issuing stock upon stock option exercise is to issue new common stock.
Employee loan notes for purchase of common stock
Certain executives and employees of the Company exercised stock options early or purchased stock in exchange for promissory notes in the year ended December 31, 2020. These notes were secured by the underlying shares purchased (the notes were 50% recourse and 50% non-recourse) and the Company had the right to repurchase such unvested shares upon employee termination at the original issuance price. The Company accounted for the notes as non-recourse in their entirety and did not record the notes in the consolidated financial statements as the Company did not consider the recourse rights to be substantive. The half of the respective obligations under the promissory notes were forgiven and the remaining balance was repaid in 2021 (see Note 12).
Income taxes
Deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss (NOL) and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Due to its history of operating losses, the Company has recorded a full valuation allowance against its deferred tax assets as of December 31, 2021 and December 31, 2020.
The Company accounts for uncertainty in income taxes using a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of the related appeals or litigation processes, if any. An uncertain tax position that meets a more likely than not standard based on its technical merit would then be evaluated under the measurement step to determine the largest tax benefit that the taxpayer more likely than not will realize. The Company classifies any liabilities for unrecognized tax benefits as current to the extent that the Company anticipates payment of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASC 842, Leases, a new standard requiring lessees to recognize operating and finance lease liabilities on the balance sheet, as well as corresponding right-of-use (“ROU”) assets. This standard also made some changes to lessor accounting and aligns key aspects of the lessor accounting model with the revenue recognition standard. In addition, disclosures are required to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. ASC 842 requires adoption using the modified retrospective approach, with the option of applying the requirements of the standard either i) retrospectively to each prior comparative reporting period presented, or ii) retrospectively at the beginning of the period of adoption. The new standard also eliminates the previous build-to-suit lease accounting guidance, which results in the derecognition of build-to-suit assets and liabilities that remained on the balance sheet as of the ASC 842 adoption date. The Company adopted ASC 842 on January 1, 2019 on a modified retrospective basis, reflecting an immaterial cumulative effect as an adjustment to retained earnings. The Company elected the permitted practical expedients not to reassess the following related to leases that commenced before the effective date of ASC 842: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. The Company also elected the practical expedient to use hindsight in determining lease term and assessment of impairment of right of use assets.
The new standard also provides certain accounting elections for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means that, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities for leases with an initial lease term of one year or less. The Company also elected to not separate lease and nonlease components for its building leases. The nonlease components are generally variable in nature and are expected to represent most of the Company’s variable lease costs. Variable costs are expensed as incurred. The Company determines whether an arrangement is a lease, or contains a lease, at inception.
For the purpose of the adoption of ASC 842, the Company also performed an evaluation of its other contracts with customers and suppliers in accordance with ASC 842 and determined that, except for the leases described in Note 9, “Leases”, none of the Company’s contracts contain a lease.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), to introduce a new impairment model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses (“ECL”). Under the new model, an entity is required to estimate ECL on available-for-sale (AFS) debt securities only when the fair value is below the amortized cost of the asset and is no longer based on an impairment being “other-than-temporary”. The new model also requires the impairment calculation on an individual security level and requires an entity to use the present value of cash flows when estimating the ECL. The credit-related losses are required to be recognized through earnings and non-credit related losses are reported in other comprehensive income. The Company adopted this ASU as of January 1, 2021, which did not have a material impact on its consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted this ASU as of January 1, 2021, which did not have a material impact on its consolidated financial statements and related disclosures.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and by improving consistent application of other areas of Topic 740. The Company adopted this ASU as of January 1, 2021, which did not have a material impact on its consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements not yet adopted
The Company considers the applicability and impact of all ASUs. ASUs not referenced below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06). ASU 2020-06 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU also simplify the guidance in ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The new standard is effective for the Company for annual periods beginning December 15, 2021. The Company is currently evaluating the impact of the adoption of this ASU on the Company’s consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends ASC 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of this ASU on the Company’s consolidated financial statements.
Note 3. Business Combination and Related Transactions
Sense Acquisition
On October 22, 2021, the Company acquired Sense Photonics Inc. (“Sense”), a privately held lidar technology company for autonomous vehicles. The transaction has been accounted for as a business combination. The Company purchased all of the outstanding shares of the capital stock of Sense and settled all Sense debt for total consideration of $72.8 million comprised of 9,163,982 shares of the Company’s common stock having a fair value of $60.0 million, fully vested replacement equity awards having a fair value of $1.1 million, and a cash payment of $11.7 million to settle Sense pre-existing debt and transaction costs incurred by Sense in connection with the acquisition. The Company retained 1,573,427 shares of common stock with the aggregate fair value of $10.3 million to satisfy any necessary adjustments, including without limitation certain indemnification claims and net working capital shortfall (“Holdback Shares”). The Holdback Shares will be released, net of any shares necessary to satisfy all unsatisfied or disputed claims for indemnification and net working capital shortfall, and distributed to the Sense stockholders in 18 months from the acquisition date. The Holdback Shares are considered issued and outstanding from legal perspective and have the same economic and voting rights as other issued and outstanding shares of the Company’s common stock.
Transaction costs incurred by the Company in connection with the acquisition, including professional fees, were $1.5 million.
The following table summarizes the preliminary fair value of identifiable assets acquired and liabilities assumed (in thousands):

Cash	$689
Restricted cash	69
Accounts receivable, net	768
Prepaid expenses and other current assets	463
Property and equipment, net	626
Intangible assets:
Developed technology - estimated useful life of 8 years	15,900
Vendor relationship - estimated useful life of 3 years	6,600
Customer relationships - estimated useful life of 3 years	900
Goodwill	51,076
Accounts payable	(266)
Accrued and other current liabilities	(1,540)
Deferred tax liability	(2,477)
Total purchase consideration	$72,808
The fair value assigned to developed technology was determined as of the acquisition date under the relief-from-royalty rate method using Level 3 inputs. Management applied significant judgement in estimating the fair value of the developed technology, which involved significant assumptions related to the revenue growth rates, the relief-from-royalty rate, the discount rate, and the economic life. The fair values assigned to the vendor relationship and customer relationships were determined using Level 3 inputs under the with-and-without method. These Level 3 inputs include revenue growth rates, discount rate and period to recreate the relationship.
Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and assumed liabilities acquired and is primarily attributable to the assembled workforce and expected synergies at the time of the acquisition. Goodwill is not deductible for tax purposes.
Sense’s revenue and pretax loss for the period from the acquisition date of October 22, 2021 to December 31, 2021 was not material.
The following unaudited supplemental pro forma information presents the combined historical results of operations of the Company and Sense as if the business combination had been completed on January 1, 2020. The pro forma financial information includes amortization of fair value adjustments in the appropriate pro forma periods as though the companies were combined as of the beginning of 2020. These adjustments include:
•An increase in amortization expense of $4.5 million and $3.7 million related to the fair value of acquired identifiable intangible assets in 2021 and 2020, respectively;
•A decrease in expenses of $1.5 million related to acquisition transaction expenses in 2021;
•An increase in stock based compensation expense of $10.8 million and $8.7 million in 2021 and 2020, respectively, related to the stock options and restricted stock units issued to Sense employees.
The following table includes unaudited pro forma results (in thousands, except per share data):

	December 31,
	2021	2020
Revenue	33,578	21,930
Net (loss)	(107,352)	(139,850)

Note 4. Fair Value of Financial Instruments
The following table provides information by level for the Company’s assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$177,513	$—	$—	$177,513
Total financial assets	$177,513	$—	$—	$177,513
Liabilities
Warrant liabilities	$—	$—	$7,626	$7,626
Total financial liabilities	$—	$—	$7,626	$7,626

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$10,493	$—	$—	$10,493
Total financial assets	$10,493	$—	$—	$10,493
Liabilities
Warrant liabilities	$—	$—	$49,293	$49,293
Total financial liabilities	$—	$—	$49,293	$49,293
Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices.
The fair value of the redeemable convertible preferred stock warrant, redeemable convertible preferred stock tranche and Private Placement warrant liabilities is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the warrant liabilities, the Company used the Black-Scholes option pricing model to estimate the fair value using unobservable inputs including the expected term, expected volatility, risk-free interest rate and dividend yield (see Note 8).

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

	Redeemable Convertible Preferred Stock Warrant Liability	Redeemable Convertible Preferred Stock Tranche Liability	Private Placement Warrant Liability	Derivative liability
Fair value as of January 1, 2019	$(115)	$—	$—	$—
Recognition of preferred stock warrant liability upon subsequent issuance of warrants	(53)	—	—	—
Change in the fair value included in other income (expense), net	6	—	—	—
Fair value as of December 31, 2019	$(162)	$—	$—	$—
Initial recognition of preferred stock warrant liability upon subsequent issuance of warrants	(691)	(1,610)	—	—
Change in the fair value included in other income (expense), net	(48,440)	—	—	(5,308)
Extinguishment of derivative liability upon conversion of convertible notes	—	—	—	5,308
Settlement of redeemable convertible preferred stock tranche liability due to the issuance of Series B redeemable convertible preferred stock, included in other income (expense), net	—	1,610	—	—
Fair value as of December 31, 2020	(49,293)	—	—	—
Private placement warrant liability acquired as part of the Merger	—	—	(19,377)	—
Change in the fair value included in other income (expense), net	(8,804)	—	11,751	—
Issuance of preferred stock upon exercise of warrants	58,097	—	—	—
Fair value as of December 31, 2021	$—	$—	$(7,626)	$—
Non-Recurring Fair Value Measurements
The Company has certain assets, including goodwill and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered to be within the Level 3 valuation hierarchy due to the subjective nature of the unobservable inputs used.
Disclosure of Fair Values
Our financial instruments that are not re-measured at fair value include accounts receivable, accounts payable, accrued and other current liabilities and short-term debt. The carrying values of these financial instruments approximate their fair values.

Note 5. Balance Sheet Components
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of the following (in thousands):

	December 31,
	2021	2020
Cash	$5,131	$869
Cash equivalents:
Money market funds(1)	177,513	10,493
Total cash and cash equivalents	$182,644	$11,362
(1) The Company maintains a cash sweep account which is included in money market funds as of December 31, 2021. Cash is invested in the short-term money market funds, which is a cash sweep for not invested cash that earns interest.
Inventory
Inventory, consisting of material, direct and indirect labor, and manufacturing overhead, consists of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$2,401	$1,376
Work in process	1,951	1,249
Finished goods	3,096	2,192
Total inventory	$7,448	$4,817
During the years ended December 31, 2021, 2020 and 2019, $0.8 million, $0.8 million and $4.8 million of inventory write downs were charged to cost of revenue.
Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2021	2020
Prepaid expenses	$1,970	$694
Prepaid insurance	1,355	206
Receivable from contract manufacturer	1,344	1,521
Grant receivable	779	—
Security deposit	118	20
Total prepaid and other current assets	$5,566	$2,441

Property and Equipment, net
Property and equipment consists of the following (in thousands):

	Estimated Useful Life (in years)	December 31,
		2021	2020
Machinery and equipment	3	$8,404	$5,084
Computer equipment	3	498	456
Automotive and vehicle hardware	5	93	93
Software	3	104	104
Furniture and fixtures	7	730	721
Construction in progress		1,700	—
Leasehold improvements	Shorter of useful life or lease term	9,265	9,265
		20,794	15,723
Less: Accumulated depreciation		(10,740)	(5,992)
Property and equipment, net		$10,054	$9,731
Depreciation expense associated with property and equipment was $4.7 million, $3.7 million and $2.0 million in the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the Company had tangible assets of $1.8 million held in Thailand and the remainder were in the U.S. As of December 31, 2020, the Company had tangible assets of $1.3 million held in Thailand and the remainder were in the U.S.
Goodwill and Acquired Intangible Assets, Net
The following table presents goodwill activity (in thousands):

December 31, 2020	$—
Goodwill acquired	51,076
December 31, 2021	$51,076
Acquired intangible assets, net consisted of the following (in thousands):

	Estimated Useful Life (in years)	December 31, 2021
		Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	8	$15,900	$(331)	$15,569
Vendor relationship	3	6,600	(367)	6,233
Customer relationships	3	900	(50)	850
Intangible assets, net		$23,400	$(748)	$22,652
Amortization expense associated with acquired intangible assets, net was $0.7 million in the year ended December 31, 2021. The Company did not have any intangible assets and amortization expense associated as of December 31, 2020 and in the year ended December 31, 2019.
Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Accrued compensation	$3,229	$1,618
Uninvoiced receipts	9,835	1,947
Other	1,109	556
Total accrued and other current liabilities	$14,173	$4,121

Note 6. Convertible Notes Payable
2018 Convertible Notes
During the period from August 2018 through April 2019, the Company issued convertible promissory notes to certain Investors (“2018 Investors”), with an aggregate principal amount of $40.3 million (“2018 Convertible Notes”). The Company received consideration of $40.0 million, net of debt issuance costs of $0.3 million. The 2018 Convertible Notes were payable anytime on or after two years from the respective issuance dates upon demand of the 2018 Investors holding at least 60% of the outstanding principal of the 2018 Convertible Notes or at the Company’s option with 10 days’ notice to the 2018 Investors, and carried paid in-kind interest of 5%. The notes and all accrued but unpaid interest were automatically convertible into shares of the Company’s common stock in the event of qualified financing (defined with respect to the 2018 Convertible Notes as a sale by the Company of shares of its capital stock for aggregate gross proceeds of at least $5 million) and convertible in the event of non-qualified financing (defined with respect to the 2018 Convertible Notes as a sale by the Company of shares of its capital stock for aggregate gross proceeds of less than $5 million) or change of control at the option of the majority of 2018 Investors at a conversion price equal to the lesser of (i) $400 million divided by the number of shares of the Company’s common stock outstanding immediately prior to the respective events, assuming conversion or exercise of all securities convertible into common stock and (ii) the price per share of its capital stock paid in the applicable transaction (qualified financing, non-qualified financing, or change of control).
All of the 2018 Convertible Notes were converted to common stock in April 2020 as part of Series B redeemable convertible preferred stock financing.
For the year ended December 31, 2020, the Company recognized interest expense of $0.6 million and amortization of debt discount issuance costs, included in interest expense of $0.1 million related to the 2018 Convertible Notes.
On April 3, 2020, $40.2 million of principal and $2.8 million of accrued interest of the 2018 Convertible Notes were converted to 3,005,762 shares of common stock at a conversion price of $14.33 per share. The Notes were converted to common stock outside of the original contract terms. The holders of 2018 Convertible Notes issued consents to amend the terms of the notes to provide for conversion to common stock before maturity, including a newly negotiated issuance price to affect the conversion in order to raise additional financing. The Company accounted for the transaction as a troubled debt restructuring as a result of satisfying the below criteria:
•The Company’s challenges associated with the financing efforts of its operations at the time of the convertible notes exchange.
•The holders of the convertible notes completed the exchange for a value lower than the face amount of the notes. As a result, the Company concluded a concession was granted to the Company.
The convertible notes exchange resulted in a gain of approximately $42.5 million, which resulted in a credit to additional paid-in capital as this transaction was with related parties.
2019 Convertible Notes
During the period from September through November, 2019, the Company issued convertible promissory notes to certain Investors (“2019 Investors”), with an aggregate principal amount of $29.3 million (“2019 Convertible Notes”).
The Company received consideration of $29.2 million, net of debt issuance costs of $0.1 million. The 2019 Convertible Notes were to be payable anytime on or after September 18, 2021 upon demand by consent of the 2019 Investors holding at least 60% of the outstanding principal of the 2019 Convertible Notes or at the Company’s option with 10 days’ notice to the 2020 Investors, and carried interest at 5% per annum which in addition to the notes was payable at maturity. The 2019 Convertible Notes and all accrued but unpaid interest were automatically convertible into shares of the Company’s common stock in the event of qualified financing and convertible in the event of non-qualified financing (defined with respect to the 2019 Convertible Notes as a sale by the Company of shares of its capital stock for aggregate gross proceeds of less than $20 million) or change of control at the option of the majority of 2020 investors at a conversion price determined as the lesser of (i) a ratio of $300 million and the number of shares of the Company’s common stock outstanding immediately prior to the respective events, assuming conversion or exercise of all securities convertible into common stock and (ii) 85% of the price per share of its capital stock paid in the applicable transaction (qualified financing, non-qualified financing, or change of control).
2019 Convertible Notes contain embedded features that provide the lenders with multiple settlement alternatives. Certain of these settlement features provided the lenders a right to a fixed number of the Company’s shares upon conversion of the notes (the “conversion option”). Other settlement features provided the lenders the right or the obligation to receive cash or a variable number of shares upon the completion of a capital raising transaction, change of control or default of the Company (the “redemption features”).
The conversion options of the convertible notes did not meet the requirements to be separately accounted for as a derivative liability. However, certain redemption features of the 2019 Convertible Notes met the requirements for separate accounting and were accounted for as a single, compound derivative instrument. The derivative instrument was recorded at fair value at inception and was subject to remeasurement to fair value at each balance sheet date, with any changes in fair value recognized in the statements of operations and comprehensive loss (see Note 4).
On April 3, 2020, $29.3 million of principal and $0.7 million of accrued interest of the 2019 Convertible Notes were converted to 4,196,178 shares of common stock at a conversion price of $7.17 per share. All of the 2019 Convertible Notes were converted to common stock in April 2020 as part of Series B redeemable convertible preferred stock financing. The Notes were converted to common stock outside of the original contract terms. The holders of 2019 Convertible Notes issued consents to amend the terms of the notes to provide for conversion to common stock before maturity, including a newly negotiated issuance price to affect the conversion in order to raise additional financing. The Company accounted for the transaction as a troubled debt restructuring as a result of satisfying the below criteria:
•The Company’s challenges associated with the financing efforts of its operations at the time of the convertible notes exchange.
•The holders of the convertible notes completed the exchange for a value lower than the face amount of the notes. As a result, the Company concluded a concession was granted to the Company.
The convertible notes exchange resulted in a gain of approximately $29.3 million, which resulted in a credit to additional paid-in capital as this transaction was with related parties. The outstanding derivative liability in the amount of $5.3 million as of the conversion date of 2019 Notes was extinguished and accounted for as a capital contribution to equity.
For the year ended December 31, 2020, the Company recognized interest expense of $0.4 million and amortization of debt discount issuance costs, included in interest expense of $0.1 million in relation with the 2019 Convertible Notes.
Note 7. Long-term Debt
Runway Growth Loan Agreement
On November 27, 2018, the Company entered into a Loan and Security Agreement with Runway Growth Credit Fund Inc. (“Runway Loan and Security Agreement”). The Runway Loan and Security Agreement provided for loans in an aggregate principal amount up to $10.0 million with a loan maturity date of November 15, 2021. The loan carried an interest rate equal to LIBOR plus 8.5%, unless LIBOR becomes no longer attainable or ceases to fairly reflect the costs of the lender, in which case the applicable interest rate shall be Prime Rate plus 6.0%. In an event of default, annual interest is increased by 5.0% above the otherwise applicable rate. The loan’s annual effective interest rate was approximately 16.4% for each of the years ended December 31, 2021 and 2020.
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
The warrants were exercised on March 11, 2021 and the warrant liability was remeasured to fair value with the increase recognized as a loss of $0.6 million and $13.8 million for the years ended December 31, 2021 and 2020, respectively, within other income (expense), net in the consolidated statements of operations and comprehensive loss.
On March 26, 2021 the Company terminated the Runway Loan and Security Agreement and repaid the $7.0 million principal amount outstanding as well as interest and fees amounting to $0.4 million. The Company incurred no prepayment fees in connection with the termination and all liens and security interests securing the loan made pursuant to the Runway Loan and Security Agreement were released upon termination. As of December 31, 2021 and 2020, the outstanding principal balance of the loan was nil and $7.0 million, respectively.
Promissory notes

The Company issued a $5.0 million promissory note in January 2021 to certain current investors of the Company (or their respective affiliates) to help continue to fund the Company’s ongoing operations through the consummation of the Merger. The note accrued interest at a rate equal to LIBOR plus 8.5% per annum and was repaid on March 11, 2021 in accordance with its terms in connection with the consummation of the Merger.
Note 8. Series A and B Redeemable Convertible Preferred Stock Warrants and Tranche Liabilities
On November 27, 2018, in connection with the execution of the Runway Loan and Security Agreement, the Company issued a warrant to purchase 35,348 shares of Series A Preferred Stock of the Company at an exercise price of $11.3518 per share (the “Runway warrant”). On August 5, 2019, in connection with the second amendment to the Runway Loan and Security Agreement, the Company amended the warrant issued to Runway Growth to increase the number of shares available to purchase to 53,023 shares of Series A Preferred Stock of the Company at an exercise price of $11.3518 per share.
The Runway warrant had a term expiring upon the earlier of 10-year anniversary from the issuance date and liquidation of the Company. The Runway warrant had a cashless exercise provision under which their holders may, in lieu of payment of the exercise price in cash, surrender the warrant and receive a net amount of shares based on the fair market value of the Company’s stock at the time of exercise of the warrants after deduction of the aggregate exercise price. The Runway warrant contained provisions for adjustment of the exercise price and number of shares issuable upon the exercise of warrants in the event of certain stock dividends, stock splits, reorganizations, reclassifications, and consolidations.
The fair value of the Runway warrant issued was recorded as of the date of initial issuance in the amount of $0.1 million. The subsequent issuance of warrants pursuant to the August 5, 2019 amendment to the Runway Loan and Security Agreement was recorded in the amount of $0.1 million. The Runway warrant was exercised on March 11, 2021.
On April 3, 2020, in connection with the closing of the Series B redeemable convertible preferred stock, the Company issued a warrant to purchase 4,513,993 shares of Series B redeemable convertible preferred stock of the Company at an exercise price of $0.3323 per share (the “Series B warrants”). The Series B warrants could be exercised prior to the earliest to occur of (i) the 10-year anniversary of the date of issuance, (ii) the consummation of a liquidation transaction, or (iii) the consummation of an initial public offering. These Series B warrants included a cashless exercise provision under which their holders could, in lieu of payment of the exercise price in cash, surrender the warrant and receive a net amount of shares based on the fair market value of the Company’s stock at the time of exercise of the warrants after deduction of the aggregate exercise price. The Series B warrants contained provisions for adjustment of the exercise price and number of shares issuable upon the exercise of warrants in the event of certain stock dividends, stock splits, reorganizations, reclassifications, and consolidations.
The Series B warrants were initially recognized as a liability at a fair value of $0.7 million. The Series B warrants were exercised on February 11, 2021 and the warrant liability was remeasured to fair value as of that date, resulting in a loss of $8.3 million for the year ended December 31, 2021, classified within other income (expense), net in the consolidated statements of operations and comprehensive loss.
Historically, value was assigned to each class of equity securities using an option pricing model method (“OPM”). In September 2020, the Company began allocating the equity value using a hybrid method that utilizes a combination of the OPM and the probability weighted expected return method (“PWERM”). The PWERM is a scenario-based methodology that estimates the fair value of equity securities based upon an analysis of future values for the Company, assuming various outcomes. As the probability of a transaction with a special purpose acquisition company (“SPAC”) increased, the fair value of the redeemable convertible preferred stock warrant liability increased as of the date of the exercise.
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

Series B Redeemable Convertible Preferred Stock Tranche
In April, 2020 and May, 2020, the Company issued 62,505,102 shares of Series B redeemable convertible preferred stock at $0.3323 per share. For each share purchased, the purchaser had an option to purchase an additional share of Series B redeemable convertible preferred stock at $0.3323 per share, exercisable at any time prior to August 13, 2020 (the “Tranche Right”). The Company determined that the Tranche Right represented a freestanding obligation of the Company to issue additional shares of contingently redeemable shares if exercised by the holder. The freestanding redeemable convertible preferred stock tranche liability was initially recorded at fair value, with fair value changes recorded within other income (expense), net in the consolidated statements of operations and comprehensive loss.
In July 2020, the Company issued 37,970,846 shares of Series B redeemable convertible preferred stock at $0.3323 per share for net proceeds of $12.5 million, less $0.1 million of stock issuance costs.
In August, 2020, upon the expiration of the Tranche Right, 25,286,587 shares of Series B redeemable convertible preferred stock were issued in accordance with the Tranche Right. The remaining Tranche Right expired, unexercised, resulting in a $1.6 million gain recorded within other income (expense), net in the consolidated statements of operations and comprehensive loss.
Private Placement Warrants
Simultaneously with the closing of the Company’s initial public offering (the “IPO”) in August, 2020, the sponsor of CLA, Colonnade Sponsor LLC, purchased an aggregate of 6,000,000 Private Placement warrants at a price of $1.00 per warrant, for an aggregate purchase price of $6,000,000. The Private Placement warrants became exercisable 12 months following the closing of the Company’s IPO, and will expire 5 years from the completion of the Merger, or earlier upon redemption or liquidation. Each Private Placement warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. On March 11, 2021, each outstanding Private Placement warrant automatically converted into a warrant to purchase one share of Ouster common stock pursuant to the Warrant Agreement.
The Private Placement warrants were initially recognized as a liability at a fair value of $19.4 million and the Private Placement warrant liability was remeasured to fair value as of December 31, 2021, resulting in a gain of $11.8 million in the year ended December 31, 2021, classified within other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
The Private Placement warrants were valued using the following assumptions under the Black-Scholes option-pricing model:

	March 11, 2021	December 31, 2021
Stock price	$12.00	$5.20
Exercise price of warrant	$11.50	$11.50
Term (years)	5.00	4.19
Expected volatility	27.00%	57.00%
Risk-free interest rate	0.78%	1.14%
Note 9. Leases
350 Treat Building Lease
In September 2017, the Company entered into a lease agreement (the “350 Treat Building Lease”) to lease approximately 26,125 square feet of office and warehouse space located in San Francisco, California for its corporate headquarters. Subsequently, in June 2018, the Company took possession of the 350 Treat Building Lease. This lease includes a free rent period and escalating rent payments and has a remaining lease term of 3.1 years that expires on January 31, 2023. The Company’s obligation to pay rent commenced in February 2018. The Company is obligated to make lease payments totaling approximately $7.4 million over the lease term, offset by $2.4 million of tenant improvement allowance. The lease further provides that the Company is obligated to pay to the landlord certain costs, including taxes and operating expenses.
In November 2021, the Company entered into an amendment to the 350 Treat Building Lease agreement, whereby the parties agreed to extend the term of the lease for an additional four years and seven months and provide for an additional tenant improvement allowance. The total base lease payments for the extended period of 4.6 years equals $7.6 million . The Company recorded an adjustment of $5.5 million to the right-of-use asset and right-of-use operating lease liability associated with the 350 Treat Building Lease agreement upon the amendment.

The 350 Treat Building Lease is considered to be an operating lease as it does not meet the criteria of a finance lease. As of December 31, 2021, the operating lease right-of-use asset and operating lease liability were $6.6 million and $8.3 million, respectively. As of December 31, 2020, the operating lease right-of-use asset and operating lease liability were $2.1 million and $3.1 million, respectively. The discount rate used to determine the lease liability was 3.74%.
2741 16th Street Lease
In September 2017 the Company entered into a lease agreement (the “2741 16th Street Lease”) to lease approximately 20,032 square feet of office space and 25,000 of parking space located in San Francisco, California. Subsequently, in June 2019, the Company took possession of the 2741 16th Street Lease. This lease includes a free rent period and escalating rent payments and has a remaining lease term of 3.1 years that expires on August 31, 2023. The Company’s obligation to pay rent commenced in September 2018. The Company is obligated to make lease payments totaling approximately $8.2 million over the lease term, offset by $4.6 million of tenant improvement allowance. The lease further provides that the Company is obligated to pay to the landlord certain costs related to 2741 16th Street, including taxes and operating expenses.
In May 2020, the Company entered into an amendment to the 2741 16th Street Lease agreement, whereby the parties agreed to extend the term of the lease for an additional four years, restructure the monthly rent payable under the lease and provide for an additional tenant improvement allowance. The total base lease payments for the extended period of 4.0 years equals $8.5 million and the increase in total base lease payments for the lease term provided for by the original agreement is $0.7 million. The Company recorded an adjustment of $6.2 million to the right-of-use asset and right-of-use operating lease liability associated with the 2741 16th Street Lease agreement upon the amendment.
The 2741 16th Street Lease is considered to be an operating lease as it does not meet the criteria of a finance lease. As of December 31, 2021, the operating lease right-of-use asset and lease liability were $7.7 million (2020: $8.7 million) and $10.1 million (2020: $11.5 million), respectively. The discount rate used to determine the operating lease liability was 5.25%.
Other operating real estate leases
In 2020 and 2021, the Company entered into three lease agreements for office spaces located outside of the US. The terms of those leases range from 2 to 3 years. The Company is obligated to make lease payments totaling approximately $1.0 for those leases over the respective lease terms.
Total operating lease cost for the years ended December 31, 2021, 2020 and 2019 was $3.6 million, $2.9 million and $1.9 million, which consisted of $3.0 million, $2.6 million and $1.7 million of fixed lease expense and $0.6 million, $0.3 million and $0.2 million of variable lease expense, respectively. Cash paid for amounts included in the measurement of lease liabilities was $4.2 million, $3.5 million and $3.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The following table presents the weighted average remaining lease term and discount rate for leases:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term	5.53	5.58
Weighted-average discount rate	4.55%	5.25%
The maturities of the operating lease liabilities as of December 31, 2021 were as follows (in thousands):

Year ending December 31,
2022	$3,940
2023	3,784
2024	3,884
2025	3,902
2026 and thereafter	6,751
Total undiscounted lease payments	22,261
Less: imputed interest	(2,986)
Total operating lease liabilities	$19,275

Note 10. Commitments and Contingencies
Letters of credit
In connection with the 350 Treat Building Lease and 2741 16th Street Lease, the Company obtained letters of credit from certain banks as required by the lease agreements. If the Company defaults under the terms of the lease, the lessor will be entitled to draw upon the letters of credit in the amount necessary to cure the default. The amounts covered by the letters of credit are collateralized by certificates of deposit, which are included in restricted cash on the consolidated balance sheets as of December 31, 2021 and 2020. The outstanding amount of the letters of credit are $2.0 million and $1.3 million as of December 31, 2021 and 2020, respectively.
Non-cancelable purchase commitments
As of December 31, 2021, the Company had non-cancelable purchase commitments to a third-party contract manufacturer for approximately $17.5 million and other vendors for approximately $12.3 million.
Legal proceedings
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
On June 10, 2021, we received a letter from the SEC notifying us of an investigation and document subpoena. The subpoena seeks documents regarding projected financial information in CLA’s Form S-4 registration statement filed on December 22, 2020. We are complying with the SEC’s requests to date. We are awaiting information from the SEC on whether there will be next steps, if any beyond current requests to date. Although we believe we are responding in an appropriate manner, there can be no assurance whether this SEC investigation shall conclude, whether the SEC may request production for additional documents and communications, or whether we may be involved in subsequent litigation. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this matter.
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
The Company has also entered into indemnity agreements pursuant to which it has indemnified its directors and officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or executive officer, other than liabilities arising from willful misconduct of the individual. To date, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnity agreements. The consolidated financial statements do not include a liability for any potential obligations under the indemnification agreements at December 31, 2021 and 2020.
Note 11. Redeemable Convertible Preferred and Common Stock
The Company’s common stock and warrants trade on the New York Stock Exchange under the symbol “OUST” and “OUSTWS”, respectively. Pursuant to the terms of the Second Amended and Restated Certificate of Incorporation, the Company is authorized and has available for issuance the following shares and classes of capital stock, each with a par value of $0.0001 per share: (i) 1,000,000,000 shares of common stock; (ii) 100,000,000 shares of preferred stock. Immediately following the Merger, there were 161,449,205 shares of common stock with a par value of $0.0001, and 15,999,996 warrants outstanding. The holder of each share of common stock is entitled to one vote.

The Company has retroactively adjusted the shares issued and outstanding prior to March 11, 2021 to give effect to the exchange ratio established in the Merger Agreement to determine the number of shares of common stock into which they were converted.
Series Seed Financing and conversion
In April 2016, the Company issued 1,887,253 shares of Series Seed redeemable convertible preferred stock at $1.02 per share for net proceeds of $1.8 million, net of $0.1 million stock issuance costs. In April 2016, the Company issued 44,256 shares to an investor upon conversion of a note having a balance of principal and interest of $45,000. In May 2016, the Company issued 563,725 shares of Series Seed redeemable convertible preferred stock at $1.02 per share for net proceeds of $0.6 million. In July 2016, the Company issued 445,942 shares of Series Seed redeemable convertible preferred stock at $1.02 per share for net proceeds of $0.5 million.
In April 2020, in order to induce the closing of the Series B Financing, the holders exercised the embedded conversion feature and all the outstanding Series Seed redeemable convertible preferred stock shares were converted to 2,941,176 shares of the Company’s common stock.
Series A Financing and conversion
In October 2017, the Company issued 1,324,511 shares of Series A Preferred Stock at $11.3158 per share for net proceeds of $14.8 million, net of $0.2 million of stock issuance costs. In October 2017, the Company issued 1,253,556 shares of Series A Preferred Stock upon conversion of multiple notes having a principal and interest balance of $4.6 million. In December, 2018, the Company issued 715,712 shares of Series A Preferred Stock at $11.3158 per share for net proceeds of $8.1 million.
In April 2020, in order to induce the closing of the Series B Financing, the holders exercised the embedded conversion feature and all of the outstanding Series A redeemable convertible preferred stock shares were converted to 3,293,779 shares of the Company’s common stock.
Series B Financing
In April 2020, the Company issued 45,185,071 shares of Series B redeemable convertible preferred stock at $0.3323 per share for gross proceeds of $15.1 million, less $0.1 million of stock issuance costs. In May 2020, the Company issued 17,320,031 shares of Series B redeemable convertible preferred stock at $0.3323 per share for gross proceeds of $5.8 million, less $0.1 million of stock issuance costs. In July 2020, the Company issued 37,970,846 shares of Series B redeemable convertible preferred stock at $0.3323 per share for gross proceeds of $12.5 million, less $0.1 million of stock issuance costs. In August 2020, the Company issued 25,286,587 shares of Series B redeemable convertible preferred stock at $0.3323 per share for gross proceeds of $8.4 million, less $0.1 million of stock issuance costs.
On March 11, 2021, upon the closing of the Transaction pursuant to the Merger Agreement (Note 1), all of the outstanding redeemable convertible preferred stock was converted to the Company’s common stock pursuant to the conversion rate effective immediately prior to the Transaction and the remaining amount was reclassified to additional paid-in capital. As of December 31, 2021, the Company does not have any redeemable convertible preferred stock outstanding.
Redeemable convertible preferred stock as of December 31, 2020, consisted of the following (in thousands, except share and per share data):

Series	December 31, 2020
	Issue Price per share	Shares Authorized	Shares Issued and Outstanding	Liquidation Amount	Carrying Amount
Series B	$0.33	131,411,372	88,434,754	$41,791	$39,225
The significant features of the Company’s redeemable convertible preferred stock were as follows:
Dividend provisions
The Series Seed, Series A and Series B preferred stockholders were entitled to receive dividends prior and in preference to any dividends on the common stock, at a rate of $0.0612, $0.6789 and $0.019938 per share, respectively, per annum on a non-cumulative basis, when and if declared by the board of directors, subject to the prior rights of the preferred stockholders. After payment of such dividend, any additional dividends were to be distributed among the holders of the preferred stock and common stock pro rata based on the number of shares of common stock then held by each holder (assuming conversion of all shares of preferred stock into common stock).
Liquidation preference
In the event of liquidation, dissolution or winding up of the Company, merger or a reduction of capital through the sale or lease of all or substantial part of the business of the Company, before any distribution or payment could be made to the holders of common stock, the holders of Series Seed, Series A and Series B redeemable convertible preferred stock were entitled to receive $1.02, $11.3518 and $0.3323 per share (subject to adjustment in the event of any share dividend, share split, combination, or other recapitalization), respectively, plus any declared but unpaid dividends on such shares. If the assets and funds were insufficient for such distribution, they were to receive a pro rata distribution, based on the relative preferred stock ownership and in proportion to the preferential amount each such holder is otherwise entitled. If the assets and funds were in excess of amounts distributed to the preferred stockholders, the remaining assets and funds were to be distributed pro rata to the holders of the common stock. If the holders of the redeemable convertible preferred stock would receive a greater distribution if they converted to common stock, then such conversion would have been assumed prior to distribution.
Conversion rights
The holders of Series Seed, Series A and Series B redeemable convertible preferred stock had a right to convert their stock into not assessable shares of common stock at a conversion rate equal to their respective liquidation preferences divided by a conversion price of $1.02, $11.3518 and $0.3323, respectively, which would be adjusted for any stock splits, stock dividends, combination, subdivisions, recapitalization or similar transactions.
Shares of Series B redeemable convertible preferred stock were automatically be converted into shares of common stock upon the earlier of (a) the closing of the sale of shares of common stock to the public at a minimum price of $1.41 per share, subject to appropriate adjustment in the event of any stock splits, stock dividends, combinations, subdivisions, recapitalization or similar transactions with respect to common stock, in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in at least $75.0 million of gross cash proceeds to the Company or (b)(i) upon vote or written consent of a majority of the then outstanding shares of the Series Seed redeemable convertible preferred stock, voting as a separate series on an as-converted basis or (ii) upon vote or written consent of the majority of the then outstanding shares of the Series B redeemable convertible preferred stock, voting as a separate series on an as-converted basis, respectively.
Redemption rights
The redeemable convertible preferred stock is recorded in mezzanine equity because while it is not currently redeemable, it may become redeemable at the option of the preferred stockholders upon the occurrence of certain deemed liquidation events that are considered not solely within the Company’s control for an amount equal to the shares respective liquidation preference plus declared and unpaid dividends.
Voting rights
Each holder of redeemable convertible preferred stock shall be entitled to the number of votes equal to the number of shares of common stock into which such redeemable convertible preferred stock could then be converted and, with respect to such vote, holders of redeemable convertible preferred stock are entitled to vote together with the holders of common stock as a single class on all matters.
Note 12. Stock-based compensation
As of December 31, 2021, the Company has three equity incentive plans, the 2015 Stock Plan (the “2015 Plan”), the 2021 Incentive Award Plan (the “2021 Plan”) and the Sense 2017 Equity Incentive Plan (the “Sense Plan” and together the “Plans”).
The Plans provide for the grant of stock options, stock appreciation rights, restricted stock awards restricted stock units, performance stock unit awards and other forms of equity compensation (collectively, “equity awards”). In addition, the 2021 Plan provides for the grant of performance bonus awards. All awards within the Plans may be granted to employees, including officers, as well as directors and consultants, within the limits defined in the Plans.

Options under the Plans will be exercisable at such times and as specified in the Award Agreement (as defined in the Plans) provided that the term of an option or stock appreciation will not exceed ten years. Options granted under the Plans may be Incentive Stock Options (ISOs) or Non-statutory Stock Options, as determined by the Administrator (as defined in the Plans) at the time of grant of an option and subject to the applicable provisions of Section 422 of the Internal Revenue Code and the regulations promulgated thereunder. The exercise price of an option will be no less than 100% of the fair market value of the shares of common stock on the date of grant. The exercise price of an ISO granted to a 10% shareholder will be no less than 110% of the fair market value of the shares on the date of grant and the term of the ISO will not exceed five years. Options granted generally vest over four years and vest at a rate of 25% upon the first anniversary of the issuance date and 1/36th per month thereafter. The Company accounts for forfeitures as they occur.
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
The exercise price of stock options granted before the Merger were determined based on the fair value of stock at the date of grant obtained by the Company on a contemporaneous basis from an independent valuation firm. The valuation firm used a PWERM to estimate the aggregate enterprise value of the Company at each valuation date. The PWERM involves applying appropriate risk adjusted discount rates to future values for the enterprise assuming various possible scenarios. The projections used in connection with these valuations were based on the Company’s expected operating performance over the forecast period. Share value is based on the probability-weighted present value of expected future returns to the equity investor considering each of the likely future scenarios available to the enterprise, and the rights and preferences of each share class.
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
In March 2021, the Company granted an option to purchase 1,614,492 shares of Company common stock, 807,246 restricted stock units and 807,246 performance stock units to a senior advisor serving on the Company’s board of directors as chair. The option would vest over five years starting from the first anniversary from the senior advisor’s employment start date and at a rate of 20% per annum, subject to his continued employment with the Company and provided that option grant will only be exercisable in the event that the closing trading price per share of the Company stock equals or exceeds 130% of the exercise price per share of the option for 30 consecutive trading days. The restricted stock units would vest over five years starting from the first anniversary from the senior advisor’s employment start date and at a rate of 20% per annum, subject to his continued employment with the Company. The performance stock units would vest over four years based on achieving increases in the Company’s stock price from the date of grant ranging from 150%, to earn 25% of the performance stock units, to 300% to earn the entire award of performance stock units. Each performance stock unit constituted the right to receive one share of Company common stock upon vesting. The senior advisor resigned in June 2021 and the option to purchase 1,614,492 shares of Company common stock, all restricted stock unit awards granted and all performance stock unit awards granted were forfeited.
In March 2021, the Company also granted 152,628 restricted stock units to several members of the board of directors subject to standard terms of these awards.

2015 Stock Plan
In 2015, the Company established its 2015 Stock Plan. As of March 11, 2021, the effective time of the Merger, the Company no longer grants equity awards pursuant to the 2015 Plan, but it continues to govern the terms of outstanding stock options that were granted prior to that date.
Stock Options Assumed from Acquisition
On October 22, 2021 (“Effective Time”), the Company closed the acquisition of Sense pursuant to the Agreement and Plan of Merger and Plan of Reorganization (“Sense Agreement”). Pursuant to the Sense Agreement, upon the completion of the transaction, the Company assumed the Sense 2017 Equity Incentive Plan (the “Sense Plan”). In addition, pursuant to the Sense Agreement, at the Effective Time, each outstanding option to purchase Sense common stock and each award of time-based RSUs in respect of shares of Sense common stock held by Sense employees, in each case, that was outstanding as of immediately prior to the Effective Time was automatically adjusted by the Exchange Ratio (as defined in the Sense Agreement) and converted into an equity award of the same type covering shares of the Company’s common stock, on the same terms and conditions, (including, if applicable, any continuing vesting requirements) under the applicable Sense plan and award agreement in effect immediately prior to the Effective Time (the “Assumed Awards”).
In connection with the closing of the acquisition, 823,114 stock options and 4,490,980 RSUs were assumed.
Promissory Notes
On October 12, 2020, the Company issued $1.1 million partial recourse promissory notes to certain executives and employees. The promissory notes carried 0.38% annual cash interest and were due on earliest of 9th anniversary of the date of issuance of the notes, or termination of employment of the executive/employee, or filing by the Company of a registration statement under the Securities Act of 1933, or promissory notes being prohibited under Section 13(k) of the Securities Exchange Act of 1934 or closing of change a in control of the Company. At issuance, the promissory notes were used to settle certain executives’ and employees’ obligations for 2,883,672 vested and 4,603,833 unvested ISOs that were exercised and no cash was exchanged. In March 2021, in connection with the close of the Merger, the Company forgave half of the respective obligations under the promissory notes for certain executives and required such noteholders to repay the remaining balance of $0.5 million under each of their respective notes. Additional compensation expense of $0.5 million was recognized in general and administrative expenses in the year ended December 31, 2021.
Early Exercises
For those shares issued in connection with early cash exercises, there were 1,501,976 and 6,212,254 unvested shares outstanding as of December 31, 2021 and 2020, respectively, and approximately $0.3 million and $0.6 million of related liabilities at respective dates. The number of options early exercised for the years ended December 31, 2021 and 2020 were nil and 9,507,478, respectively.
The Company recognized stock-based compensation for all stock options in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$637	$657	$58
Research and development	7,240	6,059	621
Sales and marketing	3,823	640	140
General and administrative	13,663	4,701	474
Total stock-based compensation	$25,363	$12,057	$1,293

Stock option activity for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Number of Shares Underlying Outstanding Options	Weighted- Ave rage Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—January 1, 2019	977,513	$5.24	9.5	$2,943
Options granted	913,090	8.25	7.5	206
Options exercised	(8,545)	5.96	0.5	21
Options cancelled	(282,413)	7.31		330
Outstanding—December 31, 2019	1,599,645	$6.58	8.8	$ 3,020
Options granted	37,663,242	0.45	9.4	363,941
Options exercised	(12,221,364)	0.20	9.5	121,106
Options cancelled	(1,309,020)	1.58		—
Outstanding—December 31, 2020	25,732,503	$0.56	9.5	$245,746
Options assumed through acquisition	823,114	5.05	8.3	125
Options granted	645,796	10.26	9.3	—
Options exercised	(2,155,348)	0.22		10,742
Options cancelled	(916,969)	0.30		4,492
Outstanding—December 31, 2021	24,129,096	$1.01	8.6	$100,992
Vested and expected to vest—December 31, 2021	24,129,096	$1.01	8.6	$100,992
Exercisable—December 31, 2021	9,332,369	$0.74	8.5	$41,587
The following table summarizes information about stock options outstanding and exercisable at December 31, 2021.

Options Outstanding			Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
5,548,717	8.4	$0.18	3,492,915	8.4	$0.18
9,602,898	8.7	$0.21	3,138,238	8.7	$0.21
7,524,114	8.8	$1.42	2,194,532	8.8	$1.42
40,581	6.1	$1.49	39,927	6.1	$1.49
766,989	7.8	$5.24	466,757	7.8	$5.24
645,797	9.4	$10.26	—	9.4	$—
24,129,096			9,332,369
The weighted average grant date fair value of options granted during the years ended December 31, 2021, 2020 and 2019 was $5.90, $1.10 and $4.39, respectively.
The weighted average grant date fair value of options assumed during the year ended December 31, 2021 was $3.11.
As of December 31, 2021, there was approximately $26.4 million of unamortized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted average period of 1.60 years.
Cash received from option exercises and purchases of shares was $0.5 million, $0.4 million and $0.1 million for years ended December 31, 2021, 2020 and 2019, respectively.

The weighted-average assumptions in the Black-Scholes option-pricing models used to determine the fair value of stock options granted during the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
Expected term (in years)	6.0	5.0 - 6.1	6
Risk-free interest rate	1.0%	0.3 - 1.5%	1.5% - 2.4%
Expected volatility	63.2%	57.4% - 63.3%	55.3% - 58.0%
Expected dividend rate	0%	0%	0%
The weighted-average assumptions in the Black-Scholes option-pricing models used to determine the fair value of stock options assumed during the year ended December 31, 2021 were as follows:

Year Ended December 31,
2021
Expected term (in years)	3.1 - 5.6
Risk-free interest rate	0.8% - 1.3%
Expected volatility	44.1% - 48.6%
Expected dividend rate	0%
Restricted Stock Awards (“RSA”)
A summary of RSAs activity under the Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Unvested - January 1, 2020	34,865	$0.58
Granted during the year	1,617,264	0.46
Canceled during the year	(105,921)	0.35
Vested during the year	(1,505,454)	0.52
Unvested - December 31, 2020	40,754	$0.67
Granted during the year	—	—
Canceled during the year	—	—
Vested during the year	(23,288)	0.67
Unvested - December 31, 2021	17,466	$0.67
The total fair value of RSAs vested during the years ended December 31, 2021, 2020 and 2019 was less than $0.1 million, $1.1 million and $0.1 million, respectively.

Restricted Stock Units (“RSU”)
A summary of RSUs activity under the Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Unvested - January 1, 2021	—	$—
Assumed through acquisition	4,490,980	6.55
Granted during the year	5,224,504	9.39
Canceled during the year	(552,072)	8.89
Vested during the year	(509,786)	10.30
Unvested - December 31, 2021	8,653,626	$7.90
As of December 31, 2021, total compensation expense related to unvested RSUs granted to employees, but not yet recognized, was $61.0 million, with a weighted-average remaining vesting period of 3.5 years.
Note 13. Employee benefit plan
In 2018, the Company adopted a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company at its discretion offers matching contributions of up to 4% of each employee’s annual compensation. The Company provided matching contributions of $1.0 million, $0.7 million and $0.5 million to the plan during the years ended December 31, 2021, 2020 and 2019, respectively.
Note 14. Net Loss Per Common Share
The following table sets forth the computation of basic and diluted net loss per common share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(93,981)	$(106,780)	$(51,661)
Denominator:
Weighted average shares used to compute basic and diluted net loss per share	133,917,571	17,858,976	7,390,456
Net loss per common share-basic and diluted	$(0.70)	$(5.98)	$(6.99)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2021	2020	2019
Redeemable convertible preferred stock	—	88,434,754	4,384,348
Options to purchase common stock	22,675,729	25,732,503	1,599,645
Unvested RSA	17,466	146,675	34,865
Restricted stock units	10,106,993	—	—
Unvested early exercised common stock options	2,043,288	6,212,254	120,984
Vested and early exercised options subject to nonrecourse notes	—	2,151,100	—
Preferred stock warrants	15,999,900	4,443,862	37,285
Total	50,843,376	127,121,148	6,177,127

Note 15. Income taxes
Income (loss) before income taxes for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(96,956)	$(106,508)	$(51,600)
Foreign	181	103	(60)
Total	$(96,775)	$(106,405)	$(51,660)
The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	1	1	1
Foreign	36	23	—
Total current (benefit) expense	37	24	1
Deferred:
Federal	(2,185)	—	—
State	(646)	351	—
Valuation allowance	—	—	—
Total deferred (benefit) expense	(2,831)	351	—
Total income tax (benefit) expense	$(2,794)	$375	$1
Income tax benefit in current years relates to the release of valuation allowance as a result of the recording of a deferred tax liability from an acquisition during the year.
A reconciliation between the statutory rate U.S. federal rate and the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory rate	$(20,323)	$(22,344)	$(10,849)
State income taxes, net of federal benefit	(644)	1,330	(3,810)
Stock compensation	1,271	2,786	185
Foreign rate differential	(2)	—	13
Tax credits	(539)	(539)	(787)
Fair value changes - warrants	(619)	11,192	—
Convertible debt cancellation of indebtedness income	—	15,079	—
Valuation allowance	20,058	(6,812)	14,559
Non-deductible expenses	(2,031)	(485)	—
Other	35	168	690
Total tax (benefit) provision	$(2,794)	$375	$1

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$42,721	$15,285
Credits	3,955	1,580
Stock based compensation	2,826	383
Accruals and reserves	1,248	1,335
Fixed assets	991	—
Operating lease liability	4,360	4,059
Gross deferred tax assets	56,101	22,642
Valuation allowance	(47,420)	(19,362)
Net deferred tax assets	8,681	3,280
Deferred tax liabilities:
Intangible property	(5,287)	—
Fixed assets	—	(230)
Operating lease, right of use assets	(3,394)	(3,050)
Gross deferred tax liabilities	(8,681)	(3,280)
Net deferred tax assets	$—	$—
The Company has established a full valuation allowance of $47.4 million and $19.4 million for the years ended December 31, 2021 and 2020, respectively, against its net deferred tax assets. The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of the deferred tax assets can be realized as of December 31, 2021. Accordingly, the Company has recorded a full valuation allowance on its deferred tax assets.
The valuation allowance on the Company’s net deferred taxes increased by $28.0 million and decreased by $6.8 million during the years ended December 31, 2021 and 2020, respectively. The increase in valuation allowance is primarily attributed to the generation of net operating losses and credit in 2021.
As of December 31, 2020, the Company had federal net operating loss carryforwards and state net operating loss carryforwards of approximately $49.5 million and $70.0 million, respectively. As of December 31, 2020, the federal net operating loss carryforward begins expiring in 2035 through 2040, and the state net operating loss carryforward begins expiring in 2035 through 2040. As of December 31, 2020, the amount of federal net operating loss that does not expire is $49.5 million.
As of December 31, 2021, the Company had federal net operating loss carryforwards and state net operating loss carryforwards of approximately $224.4 million and $146.8 million, respectively. As of December 31, 2021, federal net operating loss carryforwards generated after December 31, 2017 will be carried forward indefinitely and the state net operating loss carryforward begins expiring in 2035 through 2040. As of December 31, 2021, the amount of federal net operating loss that does not expire is $215.9 million.
As of December 31, 2021, the Company had federal and state research and development credit carryforwards of approximately $4.0 million and $2.30 million, respectively. As of December 31, 2020, the Company had federal and state research and development credit carryforwards of approximately $2.1 million and less than $0.1 million, respectively. As of December 31, 2021 and 2020 the federal credits will expire starting in 2035 and 2038, respectively, if not utilized and state credits carryforward indefinitely.
The Tax Reform Act of 1986 and similar state legislation impose substantial restrictions on the utilization of the net operating losses and tax credit carryforwards in the event there is a change in ownership as provided by Section 382 and Section 383 of the Internal Revenue Code and similar state provisions. Such ownership change could result in the limitation and /or expiration of the net operating loss and tax credit carryforwards before utilization, which could result in increased future tax liabilities. While the Company has experienced ownership shifts, there has been no limitation or loss of tax attributes as of December 31, 2021.
ASC 740, Income Taxes (“ASC 740”), requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. As of December 31, 2021 and 2020 the Company has reviewed the positive and negative evidence relating to the realizability of the deferred tax assets and has concluded that the deferred tax assets are more likely than not to not be realized.
The CARES Act includes provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss carry back periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. This new legislation did not impact the current year provision. The Company will continue to monitor the possible impacts in the future periods.
On June 29, 2020, Governor Gavin Newsom signed California Assembly Bill 85 (AB 85) into law. The legislation suspends the California net operating loss deductions for 2021, 2022, and 2023 for certain taxpayers and imposes a limitation of certain California Tax Credits for 2021, 2022, and 2023. The legislation disallows the use of California net operating loss deductions if the taxpayer recognizes business income and its adjusted gross income is greater than $1.0 million. The carryover periods for net operating loss deductions disallowed by this provision will be extended. Additionally, any business credit will only offset a maximum of $5.0 million of California tax. As a result of the legislation, the available California net operating losses were unable to be utilized to offset taxable income in 2021. The Company utilized California R&D credits to reduce its taxable income to minimum tax. The Company will continue to monitor the possible California net operating loss and credit limitations in future periods.
The balance of gross unrecognized tax benefits as of December 31, 2021 and 2020 was $18.5 million and $1.0 million, respectively. Out of the total unrecognized tax benefits, $0.1 million at December 31, 2021, if recognized, would reduce our effective tax rate in the period of recognition. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2021 and 2020, the Company has not accrued interest and penalties related to uncertain tax positions. The following table sets forth the change in the uncertain tax positions for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	2019
Balance at the beginning of the year	$971	$651	$180
Decreases:
For current year’s tax positions	—	—	—
For prior years’ tax positions	—	—	—
Increases:
For current year’s tax positions	551	320	471
For prior years’ tax positions	17,011	—	—
Balance at the end of the year	$18,533	$971	$651
The Company files income tax returns in the U.S. for Federal, California, and other US states, as well as miscellaneous foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Company has not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of December 31, 2021, its federal returns for the years ended December 31, 2016 through the current period and the state returns for the years ended December 31, 2016 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carry-forwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would begin in the year of the utilization.
Note 16. Related Party Transactions
See Note 7, Long-term Debt for details of promissory notes issued by the Company to certain investors of the Company (or an affiliate thereof).

See Note 12, Stock-based compensation for details of partial recourse promissory notes issued by the Company to certain executives and employees.
Note 17. Subsequent Events
The Company has evaluated subsequent events through February 28, 2022, the date these consolidated financial statements were available to be issued and has determined that no subsequent events require disclosure in the consolidated financial statements.
105

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
The information required by this Item 9 was previously reported in the Company’s Current Report on Form 8-K/A that was filed with the Securities and Exchange Commission on March 15, 2021.
Item 9A. Controls and Procedures
Limitations on Effectiveness of Disclosure, Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to the material weaknesses in our internal control over financial reporting described below.
Material Weaknesses and Remediation Measures Taken
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
During the year ended December 31, 2021, we have taken several measures to design and implement control to improve our internal controls over financial reporting and continue to make progress towards establishing an effective Internal controls framework to remediate the foregoing material weaknesses. Our efforts included the following:
•Recruiting additional personnel with appropriate internal controls, accounting knowledge and experience commensurate with our accounting and reporting requirements, in addition to engaging and utilizing third party consultants and specialists.
•Enhancing entity level controls (ELCs) including increasing Board and Audit Committee oversight, expanding senior management review of financial and business performance, creating an internal audit function and charter, and providing code of conduct trainings.
•Strengthening IT governance and designing IT general controls including restricted user access to our internal systems for financial reporting, change management, program development and computer operations.
•Designing additional controls for financial close and reporting including review of accounting policies, Journal entry review controls, Review of significant or non-routine transactions, period end close procedures, financial statement preparation, review, and reporting.
While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period, we are committed to continuous improvement and will continue to diligently review our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) (“ICFR”), or an attestation report of our independent registered public accounting firm, as allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not reasonably possible to conduct an assessment of the private operating company’s ICFR in the period between the consummation date of the reverse acquisition and the date of management’s assessment of ICFR (pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations).
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Other than described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The following table provides information regarding our executive officers and members of our board of directors (ages as of the date of this Annual Report on Form 10-K):

Name	Age	Position
Angus Pacala	33	Director, Co-Founder and Chief Executive Officer
Mark Frichtl	33	Co-Founder and Chief Technology Officer
Anna Brunelle	54	Chief Financial Officer
Darien Spencer	58	Executive Vice President of Global Operations
Adam Dolinko	53	General Counsel and Secretary
Nathan Dickerman	45	President of Field Operations
Susan Heystee	60	Director and Chair of the Board
Jorge del Calvo	66	Director
Emmanuel Hernandez	66	Director
Sundari Mitra	58	Director
Karin Rådström	43	Director
Remy W. Trafelet	51	Director
Executive Officers
Angus Pacala. Angus Pacala co-founded Ouster in June 2015 and has been serving as our Chief Executive Officer and director since then. Previously, Mr. Pacala was Director of Engineering at Quanergy, Inc. from November 2012 to February 2015. Prior to this appointment, Mr. Pacala was Battery Engineer at Amprius, Inc. from June 2011 to October 2012. Mr. Pacala holds a Bachelor of Science degree in mechanical engineering and a Master of Science degree in mechanical engineering from Stanford University. We believe that Mr. Pacala is qualified to serve as a member of our board of directors due to his extensive technical background and his history as Ouster’s co-founder.
Mark Frichtl. March Frichtl co-founded Ouster in June 2015 and has been serving as our Chief Technology Officer since then. Previously, Mr. Frichtl was a Technologies Development Engineer at Apple, Inc. from April 2015 to May 2015 and an Engineer at Quanergy, Inc. from July 2013 to April 2015. Mr. Frichtl holds a Bachelor of Science degree in engineering physics and a Master of Science degree in mechanical engineering from Stanford University.
Anna Brunelle. Anna Brunelle has been serving as our Chief Financial Officer since August 2020. Previously, Ms. Brunelle was Chief Financial Officer at Kinestral Technologies, a private electrochromic technology company, from April 2018 to May 2020. Previously, Ms. Brunelle provided financial consulting services to companies in a variety of industries from October 2017 to April 2018. Prior to this appointment, Ms. Brunelle was Chief Financial Officer and Interim Chief Operating Officer at Soylent, a private nutrition company, from March 2016 to October 2017. Ms. Brunelle was also Chief Financial Officer and Interim Chief Operating Officer at GlobalLogic from June 2014 to April 2015. Ms. Brunelle held various leadership roles of increasing responsibility at Tivo, Inc. from April 2005 to September 2013, including as Chief Financial Officer starting in 2008. Ms. Brunelle began her career at Deloitte & Touche, LLP from August 1996 to March 1999. Ms. Brunelle holds a Bachelor of Science degree in business administration with a concentration in accounting from the California Polytechnic State University.
Darien Spencer. Darien Spencer has been serving as our Executive Vice President of Global Operations since July 2017. Previously, Mr. Spencer was Executive Vice President of Operations and Chief Procurement Officer at Enphase Energy, an energy technology company, from August 2013 to April 2017. Prior to this appointment, Mr. Spencer was General Manager of Business Units and Automation at Jabil Circuit, a product solutions company, from August 2012 to August 2013, Co-Founder and Chief Operating and Procurement Officer at Optisolar / Novasolar Corporation from January 2007 to November 2012 and Senior Vice President of Asia Operations at Maxtor Corporation, a hard disk drive manufacturer, and Seagate Technology after the latter acquired Maxtor Corporation in May 2006, from January 2005 to January 2007.
Adam Dolinko. Adam Dolinko has been serving as our General Counsel since December 2021. Previously, Mr. Dolinko served as a Senior Executive and General Counsel at CSR plc, a dual listed NASDAQ and London Stock Exchange-FTSE

250 company focused on the automobile, mobile, and IoT sectors with wireless, connectivity, imaging, location, and audio semiconductor and software solutions. Mr. Dolinko served as Executive Vice President, General Counsel & Corporate Development at SiRF Technology (NASDAQ: SIRF), a B2B GPS and connectivity company focused on the automobile and mobile sectors. He has served as the Executive Vice President and General Counsel of private companies, from January 2021 until December 2021 at Inxeption, at NextJuris, from February 2018 to January 2021, and Essential Products from March 2017 to February 2018. Prior to becoming a General Counsel, he had been a Corporate and Securities Partner at the law firm of Wilson Sonsini Goodrich & Rosati, P.C. Mr. Dolinko holds a Bachelor’s degree from UCLA and J.D. from the USC School of Law.
Nathan Dickerman. Nathan Dickerman has been serving as our President of Field Operations since April 2021. Previously, Mr. Dickerman was the Chief Commercial Officer at Planet Labs, a satellite data company, from July 2018 to April 2021. Prior to this appointment, Mr. Dickerman served as Vice President of Worldwide Sales at AppDirect, a software company, from June 2017 to July 2018, Senior Director of Manufacturing Software Sales for North America at Autodesk, a software company, from February 2012 to May 2017, and Vice President of Software Sales at PTC, a software company, from August 2006 to February 2012. Mr. Dickerman holds a Bachelor of Science degree in Economics and a Masters of Business Administration with a concentration in marketing management from Santa Clara University.
Non-Employee Directors
Susan Heystee. Susan Heystee has been serving as a member of our board of directors since September 2018 and as chair our board of directors since August 2021. She previously served as our Interim Chief Revenue Officer from January 2021 to July 2021. Previously, Ms. Heystee was Senior Vice President of Global Automotive Business at Verizon Connect from January 2017 to June 2018. Previously, Ms. Heystee served as Executive Vice President of Global Sales and OEM Business at Telogis, which was acquired by Verizon in July 2016, from February 2010 to December 2016. Ms. Heystee has also served as a member of the board of directors of revVana Inc., a private software-as-a-service company providing revenue realization management solutions, since April 2020 and a member of the board of directors of ChargePoint, Inc. since May 2021. Ms. Heystee holds Bachelors degrees in mathematics and business from the University of Waterloo and an executive M.B.A. to Advanced Management Program Certificate from Harvard Business School. We believe that Ms. Heystee is qualified to serve as a member of our board of directors due to her extensive experience in the technology sector and knowledge of market driven strategies.
Jorge del Calvo. Jorge del Calvo has served on our board of directors since the consummation of the Business Combination. Mr. del Calvo was a partner at Pillsbury Winthrop Shaw Pittman, LLP, a global law firm, from 1990 through January 31, 2022, and previously served as a member of its Managing Board and as Chair of its Finance Committee. He also serves on the board of a private foundation. Mr. del Calvo has a B.A. in History from Stanford University, an M.A. in History from UCLA, an M.P.P. in Public Policy from the John F. Kennedy School of Government at Harvard University, and a J.D. from Harvard Law School. We believe Mr. del Calvo is qualified to serve as a member of our board of directors due to his extensive experience representing public and private technology companies and advising their boards and committees, as well as his knowledge of business, legal and governance issues faced by public companies.
Emmanuel Hernandez. Emmanuel Hernandez has been serving on our board of directors since the consummation of the Business Combination. Mr. Hernandez has served as a director of Rodgers Silicon Valley Acquisition Corp. from December 2020 to July 2021, of Enovix Corporation (including as Chair of the Audit Committee), since July 2021, of BrainChip, Inc. (including its Audit & Governance Committee and Remuneration & Nomination Committee) since June 2017, of Aruba Networks, Inc. since 2006, and of ON Semiconductor Corp (including its Audit Committee and Corporate Governance and Nominating Committee) since November 2002. Previously, Mr. Hernandez served as a director and member of the Audit Committee of SunEdison, Inc. from May 2009 to December 2017 and as a director of EnStorage, Inc. from June 2009 to December 2017. Mr. Hernandez was also an operating Partner at Khosla Ventures, a venture capital firm, from May 2010 to January 2013. Prior to joining Khosla Ventures, Mr. Hernandez served as the Chief Financial Officer of SunPower Corporation from April 2005 to November 2008. Prior to April 2005, Mr. Hernandez served for more than 11 years as the Executive Vice President of Finance and Administration and Chief Financial Officer for Cypress Semiconductor, having joined that company in 1993 as its Corporate Controller. Prior to these engagements, Mr. Hernandez held various financial positions with National Semiconductor Corporation from 1976 through 1993. Furthermore, Mr. Hernandez has served as a director of The Manny & Cecile Hernandez Charitable Foundation since 2013. Mr. Hernandez holds a Bachelor of Science degree in Commerce from the University of Nueva Caceres and an M.B.A. from Golden Gate University. We believe that Mr. Hernandez is qualified to serve as a member of our board of directors due to his experience as a director and financial officer for multiple public technology companies and his over 40 years of finance and operations experience in high tech businesses.

Sundari Mitra. Sundari Mitra has been serving as a member of our board of directors since the consummation of the Business Combination. Ms. Mitra has served as Corporate Vice President of Intel Corporation since September 2018. Previously, Ms. Mitra was the Chief Executive Officer and a director at NetSpeed Systems from December 2011 to September 2018. Prior to this appointment, Ms. Mitra was Executive Vice President of Engineering at Mosys, Inc. from June 2009 to August 2011. Before Mosys, Ms. Mitra founded and served as Chief Executive Officer of Prism Circuits from its inception in February 2006 until Mosys, Inc.’s acquisition of Prism Circuits in June 2009. Prior to founding Prism Circuits, Ms. Mitra served as a Director of Engineering at Sun Microsystems, Inc. from June 2002 to August 2004. Ms. Mitra holds a Master of Science degree in Electrical Engineering from the University of Illinois and a Bachelor of Science degree in Electrical Engineering from Baroda University in India. We believe that Ms. Mitra is qualified to serve as a member of our board of directors due to her experience in the technology background and technical background in engineering.
Karin Rådström. Karin Rådström has been serving as a member of our board of directors since October 2021. Ms. Rådström has served as Chief Executive Officer of Mercedes-Benz Trucks and a member of the Board of Management of Daimler Truck AG, Germany, both truck manufacturers since February 2021 and as a member of the Supervisory Board of Piab AB, Sweden, a manufacturer of vacuum pumps, since June 2019. From March 2019 to January 2021, Ms. Rådström served as Head of Sales and Marketing and as a member of the Executive Board of Scania CV AB (“Scania”), a commercial vehicle manufacturer. She previously served as Senior Vice President, Head of Buses and Coaches of Scania from November 2016 to February 2019 and as Director of Pre-Sales and Marketing Communication of Scania East Africa Ltd. from October 2014 to December 2015. Ms. Rådström brings significant sales and marketing experience at large commercial vehicle manufacturers to the Company’s Board and her broad knowledge on technological transformation in the automotive industry is expected to be beneficial to Ouster’s Board.
Remy W. Trafelet. Remy W. Trafelet has been serving as a member of our board of directors since the consummation of the Business Combination after serving as the Chief Executive Officer and a director of CLA since its inception. Mr. Trafelet is President and Chief Executive Officer of Trafelet & Company, LLC, a private investment firm that invests across a broad range of asset classes and industries, including financial services, energy, technology and agriculture. Mr. Trafelet began his career in 1992 as an analyst at Fidelity Management and Research Company where he became a portfolio manager at age 25. In 2000, Mr. Trafelet formed Trafelet Delta Funds, which managed several long/short equity portfolios. The firm grew to over $5.5 billion in assets under management with offices in New York and London. In 2009, Mr. Trafelet spun off the firm’s London operations to Habrok Capital Management, a global long/short equity hedge fund. Mr. Trafelet is the Founder and Chairman of Hazeltree Fund Services, a FinTech company providing treasury solutions to more than 200 financial institutions with over $2.0 trillion of assets under advisory. From 2016 to 2019, Mr. Trafelet served as President and Chief Executive Officer of Alico Inc. (NASDAQ: ALCO), an agribusiness holding company. During his tenure, Mr. Trafelet implemented a corporate restructuring and operating efficiency program, which improved the company’s return on capital employed. Mr. Trafelet is a Trustee and Chairman of the Investment Committee for the Boys’ Club of New York and also serves as a member of the board for the Children’s Scholarship Fund. He is a former Trustee and Chairman of the Investment Committee of Phillips Exeter Academy. Mr. Trafelet is also a former Trustee for The Eaglebrook School, and a board member of the Atlantic Salmon Federation. Mr. Trafelet graduated from Phillips Exeter Academy and earned an A.B. from Dartmouth College, where he graduated with honors and was named a Presidential Scholar. Mr. Trafelet is a Chartered Financial Analyst. We believe Mr. Trafelet is well qualified to sit on our board due to his extensive and successful capital markets, investment and valuation experience.
Family Relationships
There are no family relationships among any of our executive officers or directors.
Governance Documents
We believe that good corporate governance is important to ensure that Ouster is managed for the long-term benefit of our stockholders. Our Nominating and Corporate Governance Committee will periodically review and reassess our Governance Guidelines, other governance documents and overall governance structure. Complete copies of our current committee charters, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics are available on our website under the “Governance” section at https://investors.ouster.com/, or by writing to our Secretary at our offices at 350 Treat Avenue, San Francisco, CA 94110.
Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, our principal accounting officer and persons who beneficially own more than 10% of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2021 filed with the SEC and on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2021 other than two Form 4s reporting seven late transactions for Susan Heystee, one Form 4 reporting four late transactions for Jorge del Calvo, one Form 4 reporting four late transactions for Emmanuel Hernandez, one Form 4 reporting one late transaction for Karin Rådström, one Form 4 reporting four late transactions for Sundari Mitra, one Form 4 reporting four late transactions for Remy Trafelet, and one Form 4 reporting one late transaction for Nathan Dickerman which were inadvertently late due to administrative error.
Corporate Governance
Board Composition
The current authorized number of directors is seven. Our Certificate of Incorporation and Bylaws provide that the authorized number of directors may be changed only by resolution of our board of directors. Our board of directors is divided into three classes of directors, with staggered terms of three years each and holding office until his or her successor is duly elected and qualified, or until his or her earlier death, resignation or removal. The term of one class expires at each annual meeting of the stockholders; thus, directors typically stand for election after three years, unless they are filling an unexpired term. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.
Audit Committee
Our audit committee consists of Emmanuel Hernandez, Susan Heystee and Remy W. Trafelet, with Emmanuel Hernandez serving as the chair of the committee. Our board of directors has determined that each of these individuals meets the independence requirements of the Sarbanes-Oxley Act, Rule 10A-3 under the Exchange Act and the applicable listing standards of the NYSE. Each member of our audit committee meets the requirements for financial literacy under the applicable NYSE rules. In arriving at this determination, the board has examined each audit committee member’s scope of experience and the nature of their prior or current employment.
Our board of directors has determined that Emmanuel Hernandez qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the NYSE rules. In making this determination, our board of directors considered Emmanuel Hernandez’s formal education and previous and current experience in financial and accounting roles. Both our independent registered public accounting firm and management periodically meet privately with our audit committee.
The audit committee’s responsibilities include, among other things:
•appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm;
•discussing with our independent registered public accounting firm their independence from management;
•reviewing with our independent registered public accounting firm the scope and results of their audit;
•pre-approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;
•overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;
•reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements; and
•establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.
Compensation Committee
Our compensation committee consists of Susan Heystee, Jorge del Calvo and Emmanuel Hernandez, with Susan Heystee serving as the chair of the committee. Susan Heystee, Jorge del Calvo and Emmanuel Hernandez are non-employee directors, as defined in Rule 16b-3 promulgated under the Exchange Act. Our board of directors has determined that Susan Heystee, Jorge del Calvo and Emmanuel Hernandez are “independent” as defined under the applicable NYSE listing standards, including the standards specific to members of a compensation committee. The compensation committee’s responsibilities include, among other things:
•reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer, evaluating the performance of our Chief Executive Officer in light of these goals and objectives and setting or making recommendations to our board of directors regarding the compensation of our Chief Executive Officer;
•reviewing and setting or making recommendations to our board of directors regarding the compensation of our other executive officers;
•making recommendations to our board of directors regarding the compensation of our directors;
•reviewing and approving or making recommendations to our board of directors regarding our incentive compensation and equity-based plans and arrangements; and
•appointing and overseeing any compensation consultants.
We believe that the composition and functioning of our compensation committee meets the requirements for independence under the current NYSE listing standards.
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee consists of Jorge del Calvo, Sundari Mitra and Karin Rådström, with Jorge del Calvo serving as the chair of the committee. Our board of directors has determined that each of these individuals is “independent” as defined under the applicable listing standards of the NYSE and SEC rules and regulations.
The nominating and corporate governance committee’s responsibilities include, among other things:
•identifying individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors;
•recommending to our board of directors the nominees for election to our board of directors at annual meetings of our stockholders;
•overseeing an evaluation of our board of directors and its committees; and
•developing and recommending to our board of directors a set of corporate governance guidelines.
•We believe that the composition and functioning of our nominating and corporate governance committee meets the requirements for independence under the current NYSE listing standards.
Our board of directors may from time to time establish other committees.
Code of Ethics
We have a code of ethics that applies to all of our executive officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The code of ethics are available on our website, www.ouster.com. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website rather than by filing a Current Report on Form 8-K. We granted no waivers under our code of ethics in 2021. The information contained on our website is not incorporated by reference into this Annual Report on Form 10‑K.
Role of the Board in Risk Oversight
Our board of directors has an active role, as a whole and also at the committee level, in overseeing the management of our risks. Our board of directors is responsible for general oversight of risks and regular review of information regarding our risks. The Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements. The Audit Committee is responsible for overseeing the management of financial and cybersecurity risks. The Nominating and Corporate Governance Committee is responsible for overseeing the management of risks associated with the independence of our board of directors and other corporate governance matters. Although each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire board of directors is regularly informed through discussions from committee members about such risks. Our board of directors believes its administration of its risk oversight function has not negatively affected our board of directors’ leadership structure.

Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
In this Compensation Discussion and Analysis (“CD&A”) set forth below, we provide an overview and analysis of the compensation awarded to or earned by our named executive officers identified in the Summary Compensation Table below during fiscal 2021, including the elements of our compensation program for named executive officers, material compensation decisions made under that program for fiscal 2021 and the material factors considered in making those decisions. Our named executive officers for the year ended December 31, 2021, which consist of our principal executive officer, our principal financial officer and our three most other highly compensated executive officers for fiscal year 2021 (collectively, the “named executive officers”) are:
•Angus Pacala, who serves as Chief Executive Officer and is our principal executive officer;
•Anna Brunelle, who serves as Chief Financial Officer and is our principal financial officer;
•Darien Spencer, who serves as Executive Vice President of Global Operations;
•Nathan Dickerman, who serves as President of Field Operations; and
•Adam Dolinko, who serves as General Counsel.
This section also describes the actions and decisions of the compensation committee of our board of directors as it relates to fiscal 2021 compensation decisions that were made on and following March 11, 2021, the date the business combination among Ouster, Inc. (“Old Ouster”), Colonnade Acquisition Corp. and Beam Merger Sub Inc. (the “Business Combination”) was completed. This section also describes the actions and decisions of the board of directors of Old Ouster as it relates to fiscal 2021 compensation decisions that were made prior to March 11, 2021.
Details of our Compensation Program
Compensation Philosophy, Objectives and Rewards
Our executive compensation program has been designed to attract, motivate and retain results-oriented talent deemed essential to ensure our success. The program seeks to align executive compensation with our short-and long-term objectives, business strategy and financial performance. Our compensation objectives are designed to support these goals by:
•Tying realized compensation with the success of Ouster
•Rewarding individual contribution
•Providing future oriented incentives
•Striking an appropriate balance between internal equity and external competitiveness
Our compensation committee works with Pay Governance, the compensation committee’s compensation consultant, to formalize our compensation philosophy and implement compensation arrangements that reflect that philosophy.
Determination of Compensation
During fiscal 2021, Old Ouster’s board of directors made compensation decisions with respect to our named executive officers prior to March 11, 2021 and our compensation committee made compensation decisions with respect to our named executive officers on and after March 11, 2021. In each case the board of directors and compensation committee took into account recommendations from Pay Governance, its compensation consultant, and, other than with respect to his own compensation, our chief executive officer.
Role of Compensation Consultant in Determining Executive Compensation
When making compensation decisions in fiscal 2021, Old Ouster’s board of directors and our compensation committee considered advice and data provided by Pay Governance and reviewed compensation data from the public filings for the following companies:

Chargepoint Holdings Inc.	Luminar Technologies, Inc.
SiTime Corporation	Romeo Power, Inc.
CEVA, Inc.	Aeva Technologies, Inc.
Velodyne Lidar, Inc.	AEye, Inc.
PDF Solutions, Inc.	Canoo Inc.
FuelCell Energy, Inc.	EOS Energy
Veritone, Inc.	Fisker Inc.
ShotSpotter, Inc.	QuantumScape Corporation
Kopin Corporation	Virgin Galactic Holdings, Inc.
908 Devices Inc.	Atomera Incorporated
XL Fleet Corp.
Our compensation committee reviewed our named executive officer compensation against this peer group to ensure that our named executive officer compensation is competitive and sufficient to recruit and retain our named executive officers. While the compensation committee considered this data in evaluating named executive officer compensation, we did not seek to benchmark our named executive officer compensation to any particular level.
Our compensation committee expects to periodically review and update this peer group and to utilize Pay Governance for benchmarking and peer group analysis in determining and developing compensation packages for our named executive officers.
Role of Executive Officers in Determining Executive Compensation
Our chief executive officer and chief technology officer, each of whom is our co-founder, made recommendations to the Old Ouster board of directors and to our compensation committee to assist in determining fiscal 2021 compensation levels, other than with respect to his own compensation. While the Old Ouster board of directors and our compensation committee utilized this information, the ultimate decisions regarding fiscal 2021 executive compensation were made by the Old Ouster board of directors and our compensation committee as applicable.
Elements of Our Executive Compensation Program
For fiscal 2021, our executive compensation program consisted of the following elements, each established as part of our program in order to achieve the compensation objective specified below:

Compensation Element	Compensation Objectives Designed to be Achieved and Key Features
Base Salary	Base salary attracts and retains talented executives, recognizes individual roles and responsibilities and provides stable income
Cash-Based Incentive Compensation	Directly ties pay to key financial metric, which we believe will lead to sustained value for all stakeholders over the long term.
Equity-Based Compensation	Equity-based compensation, provided in the form of stock options and restricted stock units, reinforces the importance of a long-term, ownership orientation, creates alignment with our stockholders, and promotes retention. Equity-based compensation is the most significant portion of compensation for our executives.
Severance and Other Benefits Potentially Payable upon Termination of Employment or Change in Control	Provides our executives security to focus on executing our strategies.
Retirement, Health and Welfare Benefits	Rounds out a competitive compensation package and aids in retaining our executives.
We do not currently have, and we do not expect to have, formal policies relating to the allocation of total compensation among the various elements of our compensation program.
Base Salaries
The base salaries of our named executive officers are an important part of their total compensation package, and are intended to reflect their respective positions, duties and responsibilities. Base salary is a visible and stable fixed component of our compensation program. Base salaries for our named executive officers were initially established through arms-length negotiation at the time an executive was hired. Our compensation committee reviews the annual base salaries of each of our named executive officers periodically, referring to the 50th percentile of similar positions at our peer group of companies or, if no similar positions are included in our peer group of companies, general market surveys when adjusting annual base salaries.
The following table sets forth the base salaries of our named executive officers for fiscal 2021:
    Named Executive Officer Fiscal 2021 Base Salary
    Angus Pacala............................................................$180,000
    Anna Brunelle...........................................................$325,000
    Darien Spencer..........................................................$310,000
    Nathan Dickerman....................................................$325,000
    Adam Dolinko..........................................................$325,000
Cash-Based Incentive Compensation
We consider annual cash incentive bonuses to be an important component of our total compensation program and provides incentives necessary to retain and motivate named executive officers other than our chief executive officer, for whom historically we have relied on equity compensation, and our president of field operations, who participates in a sales incentive compensation plan. Other than our chief executive officer and president of field operations, each named executive officer is eligible to receive an annual performance-based cash bonus based on a specified target annual bonus award amount, expressed as a percentage of the named executive officer’s base salary. Our president of field operations participates in a sales incentive plan that provides him the opportunity to earn up to 100% of his annual base salary. In fiscal 2021, our named executive officers participated in our annual cash incentive bonus program at the following target percentages of base salary:
    Named Executive Officer Target Percentage
    Anna Brunelle...........................................................31.00%
    Darien Spencer..........................................................30.00%
    Nathan Dickerman..................................................100.00%
Mr. Dolinko commenced employment with us in December 2021 and his target annual bonus opportunity was established at 30% of his base salary commencing in 2022. Mr. Dolinko did not participate in our annual cash incentive bonus program for 2021. For 2022, we have adopted a similar annual performance-based cash bonus program for Ms. Brunelle and Messrs. Spencer and Dolinko and a similar sales incentive compensation plan for Mr. Dickerman.
For 2021, our annual cash incentive bonus program provided Ms. Brunelle and Mr. Spencer an opportunity to earn their full target bonus opportunity based on the achievement of annual gross revenue of $34 million. The formula for determining the amount of an executive’s target bonus opportunity earned was as follows:
    (actual revenue - $26 million) / $8 million
No bonus would be payable to our named executive officers in the event actual revenue was less than $26 million, and bonuses were capped at 100% of each named executive officer’s target bonus opportunity.
In early 2022, our compensation committee determined that our actual revenue for 2021 was $33.48 million, or 93.5% of target, and Ms. Brunelle and Mr. Spencer earned $94,194 and $86,949, respectively, for their 2021 performance-based cash bonuses.
Mr. Dickerman participated in a sales incentive compensation plan that was targeted at 100% of his annual base salary, and included a guaranteed minimum amount of $81,250 for fiscal quarter 2, the quarter Mr. Dickerman commenced employment with us. Mr. Dickerman’s sales incentive opportunity was 40% based on the achievement of quarterly bookings quotas and 60% based on the achievement of quarterly revenue quotas. In addition, Mr. Dickerman had the opportunity to earn up to an additional $150,000 based on the achievement of strategic objectives. The quarterly revenue quotas for fiscal quarters 2, 3 and 4 were $7.8 million, $9.2 million and $10.5 million, respectively. The bookings goals and strategic objectives are intended to be difficult to achieve and require above what we believe to be average performance to meet the goal or objective at target. However, because each of the bookings goals and strategic objectives is related to our business strategy and is highly confidential, we do not publicly disclose them, as we believe their disclosure would provide our competitors, customers and other third-parties with significant insights regarding our confidential business strategies that could cause us substantial harm.

In early 2022, our compensation committee determined the following achievement under Mr. Dickerman’s sales incentive compensation plan:

Category
	Fiscal 2021	Total
Bookings Goal	93%	$57,103
Revenue Goal	99%	$91,665
Guaranteed Minimum	—	$81,250
Strategic Objectives		$25,697
		$255,715
For 2022, we have adopted a similar annual performance-based cash bonus program for Ms. Brunelle and Messrs. Spencer and Dolinko and a similar sales incentive compensation plan for Mr. Dickerman.
In late 2020, Old Ouster’s board of directors approved a special one-time merit bonus opportunity for Ms. Brunelle and Mr. Spencer that paid them $150,000 and $75,000, respectively, in the event of the completion of an equity financing, or series of equity financings, providing net proceeds to Old Ouster of at least $50 million or the closing of a change in control, in each case, prior to June 30, 2021. Each of Ms. Brunelle and Mr. Spencer earned the merit bonus upon the closing of our Business Combination.
In addition to our formal cash incentive programs, our compensation committee may approve discretionary bonuses to be paid to our named executive officers from time to time, when it determines it to be appropriate to reward performance or incentivize future results.
Equity-Based Compensation
We view equity-based compensation as a critical component of our balanced total compensation program. Equity-based compensation creates an ownership culture among our employees that provides an incentive to contribute to the continued growth and development of our business and aligns interest of executives with those of our shareholders. We do not currently have any formal policy for determining the number of equity-based awards to grant to named executive officers, though our compensation committee does reference the 50th and 75th percentiles of our peer group of companies when approving annual equity awards.
During 2021, we did not make an equity grant to Mr. Pacala in light of significant options that were granted to him in 2020.
In connection with the consummation of our Business Combination, our compensation committee accelerated the vesting of 50% and 25%, respectively, of the shares of restricted stock held by Ms. Brunelle and Mr. Spencer in light of their significant efforts towards the completion of the Business Combination. Also, in light of their efforts towards our Business Combination, our compensation committee awarded Ms. Brunelle and Mr. Spencer 136,480 and 109,679 restricted stock units, respectively. Each award vests as to 25% of the number of restricted stock units on March 15, 2022 and as to 1/16th of the number of restricted stock units on each quarterly anniversary thereafter, subject to continued service to us.
In connection with Mr. Dickerman’s commencement of employment with us, in May 2021, our compensation committee granted Mr. Dickerman an option to purchase 645,797 shares of our common stock and 645,797 restricted stock units. The option vests as to 25% of the shares underlying the option on the first anniversary of his commencement of employment with us, April 12, 2021, and as to 1/48th of the shares underlying the option on each monthly anniversary thereafter, subject to continued service to us through the vesting date. The restricted stock unit award vests as to 25% of the restricted stock units on the first anniversary of June 11, 2021 and as to 1/16th of the restricted stock units on each quarterly anniversary thereafter, subject to continued service to us through the vesting date. The size of Mr. Dickerman’s equity award was determined by the compensation committee in consultation with Pay Governance and Mr. Pacala and as the result of arms-length negotiations with Mr. Dickerman.
In connection with Mr. Dolinko’s commencement of employment with us, in December 2021, our compensation committee granted Mr. Dolinko 608,696 restricted stock units. The restricted stock unit award vests as to 25% of the restricted stock units on the first anniversary of December 11, 2021 and as to 1/16th of the restricted stock units on each quarterly anniversary thereafter, subject to continued service to us through the vesting date. The size of Mr. Dolinko’s equity award was determined by the compensation committee in consultation with Pay Governance and Mr. Pacala, and as the result of arms-length negotiations with Mr. Dolinko.

Retirement Savings and Health and Welfare Benefits
We maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees. We match 4% of a participant’s annual eligible contribution to the 401(k) plan, up to the IRS limit. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.
All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans. These health and welfare plans include medical, dental and vision benefits; short-term and long-term disability insurance; and supplemental life and AD&D insurance.
Perquisites and Other Personal Benefits
We determine perquisites on a case-by-case basis and will provide a perquisite to a named executive officer when we believe it is necessary to attract or retain the named executive officer. Ouster did not provide any perquisites or personal benefits to our named executive officers not otherwise made available to other employees in 2021, except that we forgave the 50% of the principal and interest due on promissory notes held by Ms. Brunelle and Mr. Spencer.
Employment and Severance Arrangements
Old Ouster previously entered into an employment offer letter agreements with Messrs. Pacala and Spencer, and Ms. Brunelle. We entered into employment agreements with Messrs. Dickerman and Dolinko in connection with their commencement of employment with us. These agreements set forth the terms and conditions of employment of each named executive officer, including initial base salary, target bonus opportunity (if any), and initial equity grants and employee benefits eligibility. The offer letters entered into with Messrs. Pacala and Spencer do not provide for severance or other payments in connection with a termination of employment or change in control of the Company.
Ms. Brunelle’s offer letter provides that in the event her employment with us is terminated by us without cause or she resigns for good reason prior to a change of control (each as defined in her offer letter), subject to the execution a general release of claims, Ms. Brunelle is entitled to a severance payment equal to the sum of: (i) six months of her then current annual base salary and (ii) any earned and accrued bonus (or any portion thereof), payable in a lump sum.
In addition, in the event Ms. Brunelle remains continuously employed by us through the closing of a change in control, the vesting and exercisability of her unvested option shall accelerate in respect of 50% of the unvested shares subject to the option. In the event her employment with the Company is terminated by us without cause or she resigns for good reason (each, as defined below), in each case within the ninety-day period immediately before or twelve-month period immediately following the closing of a change in control, subject to the execution of a general release of claims, then the vesting and exercisability of her options granted in May 2020 shall accelerate in respect of 100% of the unvested shares subject to the option.
In the event Ms. Brunelle’s employment with us is terminated by us without cause or she resigns for good reason in each case within the twelve month period immediately following the closing of a change of control, subject to the execution of a general release of claims, Ms. Brunelle is entitled to a severance payment equal to the sum of: (i) twelve months of her then current annual base salary; (ii) any earned and accrued bonus; and (iii) an amount equal to twelve months of health insurance premiums, payable in a lump sum.
Under Mr. Dickerman’s employment agreement, in the event we terminate his employment with us without cause or he resigns for good reason more than 90 days prior to a change in control, then, subject to the execution of a general release of claims, Mr. Dickerman is entitled to receive a severance payment equal to six months’ base salary and COBRA reimbursement for six months. In the event we terminate his employment with us without cause or he resigns for good reason within the period beginning 90 days prior to a change in control and ending on the first anniversary of the change in control, then, subject to the execution of a general release of claims and in lieu of the foregoing severance benefits, Mr. Dickerman is entitled to receive 12 months base salary, 12 months COBRA reimbursement and full vesting acceleration of his outstanding equity awards.
Under Mr. Dolinko’s employment agreement, in the event we terminate his employment with us without cause or he resigns for good reason within the period beginning 90 days prior to a change in control and anytime after a change in control, then, subject to the execution of a general release of claims, Mr. Dolinko is entitled to the full vesting acceleration of his outstanding equity awards.

Tax Considerations
As a general matter, our compensation committee reviews and considers the various tax and accounting implications of compensation programs we utilize.
COMPENSATION OF OUR NAMED EXECUTIVE OFFICERS
2021 Summary Compensation Table
The following table contains information about the compensation earned by each of our named executive officers during our most recently completed fiscal year ended December 31, 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total
Angus Pacala	2021	120,125	—	—	—	—	4,904	125,029
Chief Executive Officer	2020	70,333	—	—	12,840,820	—	2,735	12,913,888
	2019	120,000	—	—	—	—	4,800	124,800
Anna Brunelle	2021	323,202	—	1,637,760	—	244,194	159,909	2,365,065
Chief Financial Officer	2020	219,277	—	—	2,384,581		4,431	2,608,289
Darien Spencer	2021	286,828	—	1,316,148	—	161,949	119,976	1,884,901
Executive Vice President of Global Operations
Nathan Dickerman (4)	2021	234,462	—	6,619,419	3,803,744	255,715	10,275	10,903,209
President of Field Operations
Adam Dolinko (5)	2021	28,629	—	3,974,785	—	—	1,150	4,004,564
General Counsel

(1)    Amounts reflect the full grant-date fair value of stock awards and stock options granted during fiscal 2021 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock awards and option awards made to named executive officers in Note 12 of our financial statements included in this Form 10-K.
(2)    $150,000 and $75,000 of the amounts reported for Ms. Brunelle and Mr. Spencer, respectively, constitute merit bonuses earned by each named executive officer upon the closing the merger of our company with a subsidiary of Colonnade Acquisition Corp. $94,194 and $86,949 of the amounts reported for Ms. Brunelle and Mr. Spencer, respectively, constitute annual performance-based cash bonuses earned based on our achievement of revenue goals. The full amount reported for Mr. Dickerman constitutes sales incentive compensation earned under his sales incentive compensation plan.
(3)    $146,664 and $107,495 of the amounts reported for Ms. Brunelle and Mr. Spencer constitute forgiven principal and interest of promissory notes. All other amounts reported constitute 401(k) plan matching contributions.
(4)    Mr. Dickerman commenced employment with us as President of Field Operations in April 2021.
(5)    Mr. Dolinko commenced employment with us as our General Counsel in December 2021.
Grants of Plan-Based Awards in Fiscal 2021
The following table provides supplemental information relating to grants of plan-based awards made during fiscal 2021 to help explain information provided above in our Summary Compensation Table. This table presents information regarding all grants of plan-based awards occurring during fiscal 2021.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair value of Stock and Option Awards ($)

		Threshold ($)	Target ($)	Maximum ($)
Anna Brunelle			100,750	100,750
	3/11/2021 (2)				136,480			1,637,760
Darien Spencer			93,000	93,000
	3/11/2021 (2)				109,679			1,316,148
Nathan Dickerman			243,750	515,625
	5/7/2021 (3)					645,797	10.26	3,803,744
	5/7/2021 (2)				645,797			6,619,419
Adam Dolinko	12/1/2021 (2)				608,696			3,974,785
(1)    Constitutes target and maximum amount payable under our annual performance-based cash bonus program for Ms. Brunelle and Mr. Spencer and our sales incentive compensation plan for Mr. Dickerman. Payments under our annual performance-based cash bonus program are capped at 100% of target. The sales incentive compensation plan for Mr. Dickerman provides the opportunity to earn up to 150% of target for overachievement of his bookings and revenue goals and up to $150,000 in excess of target for the achievement of strategic objectives.
(2)    25% of the restricted stock units vest on the first anniversary of the vesting commencement date, and 1/16th of the restricted stock units vest on each quarterly anniversary of the vesting commencement date thereafter, in each case, subject to the named executive officer’s continued service to the Company through the vesting date. In the event the named executive officer’s employment is terminated by the Company without cause or the named executive officer resigns for good reason, in each case, within the ninety-day period immediately before or twelve-month period immediately following a change of control, the vesting of 100% of the restricted stock units will fully vest.
(3)    25% of the shares underlying the option vests and becomes exercisable on the first anniversary of the vesting commencement date and 1/48th of the shares underlying the option vests and becomes exercisable on each monthly anniversary of the vesting commencement date thereafter, in each case, subject to the named executive officer’s continued service to the Company through the vesting date. In the event the named executive officer’s employment is terminated by the Company without cause or the named executive officer resigns for good reason, in each case, within the ninety-day period immediately before or twelve-month period immediately following a change of control, the vesting of 100% of the unvested shares will fully vest.

Outstanding Equity Awards at Fiscal Year-End 2021
The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2021.

Name		Option Awards				Stock Awards
	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(8)
Angus Pacala	10/2/2020 (1)	4,359,767		0.21	10/1/2030
	10/2/2020 (2)	1,271,598	3,088,169	1.42	10/1/2030
Anna Brunelle	3/15/2021 (3)					136,480	709,696
	5/20/2020 (4)					143,082	713,979
Darien Spencer	3/15/2021 (3)					109,679	570,331
	5/23/2019 (5)					6,850	34,354
	7/1/2020 (5)					76,774	385,031
	5/23/2019 (5)					2,195	11,008
	5/23/2019 (6)					4,289	21,388
	7/1/2020 (6)					48,193	240,323
Nathan Dickerman	4/12/2021 (7)		645,797	10.26	5/6/2031
	6/11/2021 (3)					645,797	3,358,144
Adam Dolinko	12/11/2021 (3)					608,696	3,165,219
(1)    1/48th of the shares originally subject to the option vest on each one-month anniversary of the vesting commencement date, subject to continued service with us through the applicable vesting date and the option will vest as to 50% of the unvested shares underlying the option upon a change in control and, following the change in control, the remaining unvested shares underlying the option will vest in substantially equal monthly installments through the end of the original vesting schedule. In the event executive’s employment with the Company is terminated by the Company without cause or the executive resigns for good reason, in each case, on or after a change in control, any then unvested shares will become fully vested. The options may be exercised by the executive prior to vesting, with any unvested shares subject to repurchase by us at the original exercise price in the event of a termination of the executive’s employment.
(2)    1/48th of the shares originally subject to the option vest on each one-month anniversary of the vesting commencement date, subject to continued service with us through the applicable vesting date and each option will vest as to 50% of the unvested shares underlying the option upon a change in control and, following the change in control, the remaining unvested shares underlying the option will vest in substantially equal monthly installments through the end of the original vesting schedule. In the event executive’s employment with the Company is terminated by the Company without cause or the executive resigns for good reason, in each case, on or after a change in control, any then unvested shares will become fully vested.
(3)    25% of the restricted stock units vest on the first anniversary of the vesting commencement date, and 1/16th of the restricted stock units vest on each quarterly anniversary of the vesting commencement date thereafter, in each case, subject to the named executive officer’s continued service to the Company through the vesting date. In the event the named executive officer’s employment is terminated by the Company without cause or the named executive officer resigns for good reason, in each case, within the ninety day period immediately before or twelve month period immediately following a change of control, the vesting of 100% of the restricted stock units will fully vest.
(4)    Represents shares of restricted stock acquired upon exercise of a stock option prior to exercise. The unvested shares are subject to repurchase by us at the original exercise price of $0.15 per share upon a termination of the named executive officer’s employment. The shares vest in substantially equal monthly installments through the fourth anniversary of the vesting commencement date, subject to continued service through the vesting date. The vesting of 50% of the unvested shares accelerate upon a change in control. In the event the named executive officer’s employment is terminated by the Company without cause or the named executive officer resigns for good reason, in each case, within the ninety-day period immediately before or twelve-month period immediately following a change of control, the vesting of 100% of the unvested shares will fully vest.
(5)    Represents shares of restricted stock acquired upon exercise of a stock option prior to exercise. The unvested shares are subject to repurchase by us at the original exercise price of $0.18 per share upon a termination of the named executive officer’s employment. The shares vest in substantially equal monthly installments through the fourth anniversary of the vesting commencement date, subject to continued service through the vesting date. In the event the named executive officer’s employment is terminated by the Company without cause or the named executive officer resigns for good reason, in each case, within the ninety-day period immediately before or twelve-month period immediately following a change of control, the vesting of 100% of the unvested shares will fully vest.
(6)    Represents shares of restricted stock acquired upon exercise of a stock option prior to exercise. The unvested shares are subject to repurchase by us at the original exercise price of $0.21 per share upon a termination of the named executive officer’s employment. The shares vest in substantially equal monthly installments through the fourth anniversary of the vesting commencement date, subject to continued service through the vesting date. In the event the named executive officer’s employment is terminated by the Company without cause or the named executive officer resigns for good reason, in each case, within the ninety-day period immediately before or twelve-month period immediately following a change of control, the vesting of 100% of the unvested shares will fully vest.
(7)    25% of the shares underlying the option vests and becomes exercisable on the first anniversary of the vesting commencement date and 1/48th of the shares underlying the option vests and becomes exercisable on each monthly anniversary of the vesting commencement date thereafter, in each case, subject to the named executive officer’s continued service to the Company through the vesting date. In the event the named executive officer’s employment is terminated by the Company without cause or the named executive officer resigns for good reason, in each case, within the ninety-day period immediately before or twelve-month period immediately following a change of control, the vesting of 100% of the unvested shares will fully vest.
(8)    Amounts calculated based on the $5.20 closing trading price of our common stock as of December 31, 2021. Amounts reported for shares acquired upon exercise of stock options prior to vesting are reported net of the exercise price paid by the named executive officer.
Option Exercises and Stock Vested in Fiscal 2021

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Anna Brunelle			1,220,889	13,150,498
Darien Spencer			348,154	3,718,208

(1)    Represents the value of shares of restricted stock acquired upon exercise of a stock option prior to exercise, calculated based on the closing trading price of our common stock on the vesting date less the exercise price paid for the shares.
Potential Payments Upon Termination or Change in Control
In this section, we describe payments that may be made to our named executive officers upon a change in control and to each of Ms. Brunelle, Mr. Dickerman and Mr. Dolinko upon certain terminations of employment, assuming the termination event occurred on the last day of fiscal 2021 (except as otherwise noted). Messrs. Pacala and Spencer were not entitled to severance upon a termination of employment in 2021.

Named Executive Officer	Type of Payment	Change in Control ($) (1)	Covered Termination Unrelated to a Change in Control (2)	Covered Termination in connection with a Change in Control
Angus Pacala	Accelerated Vesting	27,083,242	—	—
Anna Brunelle	Base Salary		160,000	320,000
	Accrued Bonus		94,194	94,194
	COBRA Reimbursement			7,166
	Accelerated Vesting	1,423,675		1,423,675
	Total	1,423,675	254,194	1,845,035
Darien Spencer	Accelerated Vesting	1,262,435	—	—
Nathan Dickerman	Base Salary		162,500	325,000
	COBRA Reimbursement		3,583	7,166
	Accelerated Vesting	3,358,144		3,358,144
	Total	3,358,144	166,083	3,690,310
Adam Dolinko	Accelerated Vesting	3,165,219	—	3,165,219
(1)    Constitutes the value accelerated vesting that occurs automatically upon a change in control in the event equity awards are not assumed by an acquirer. The value of accelerated vesting was calculated by subtracting the exercise prices of options and the repurchase price of restricted stock from $5.20 per share, which was the closing trading price of our common stock on December 31, 2021. Options with exercise prices in excess of $5.20 per share were excluded. Ms. Brunelle is entitled to 50% accelerated vesting upon a change in control if equity awards are assumed.
(2)    Constitutes amounts that become payable to (a) Ms. Brunelle in the event that, on December 31, 2021, we had terminated her employment without cause or she had resigned for good reason prior to, or more than 12 months after, a change in control and (b) Mr. Dickerman and Mr. Dolinko in the event that, on December 31, 2021, we had terminated their employment without cause or they had resigned for good reason more than 90 days prior to or more than 12 months after a change in control. The value of accelerated vesting was calculated by subtracting the exercise prices of options and the repurchase price of restricted stock from $5.20 per share, which was the closing trading price of our common stock on December 31, 2021. Options with exercise prices in excess of $5.20 per share were excluded.
(3)    Constitutes amounts that become payable to (a) Ms. Brunelle in the event that, on December 31, 2021, we had terminated her employment without cause or she had resigned for good reason prior to, or more than 12 months after, a change in control and (b) Mr. Dickerman and Mr. Dolinko in the event that, on December 31, 2021, we had terminated their employment without cause or they had resigned for good reason more than 90 days prior to or more than 12 months after a change in control. The value of accelerated vesting was calculated by subtracting the exercise prices of options and the repurchase price of restricted stock from $5.20 per share, which was the closing trading price of our common stock on December 31, 2021. Options with exercise prices in excess of $5.20 per share were excluded.
Compensation of our Directors
For fiscal 2021, directors who were executives of the Company were not eligible to receive additional compensation for their services as directors.
We maintain the Non-Employee Director Compensation Program for our non-employee directors. Pursuant to the Non-Employee Director Compensation Program, as amended in 2021, our non-employee directors receive cash compensation as follows:
•Each non-employee director receives an annual cash retainer in the amount of $40,000 per year.
•Any chairperson of the board of directors receives an additional annual cash retainer in the amount of $51,250
•Any Lead Director receives an additional annual cash retainer in the amount of $25,000 per year.
•The chairperson of the audit committee receives additional annual cash compensation in the amount of $20,000 per year for such chairperson’s service on the audit committee. Each non-chairperson member of the audit committee receives additional annual cash compensation in the amount of $10,000 per year for such member’s service on the audit committee.
•The chairperson of the compensation committee receives additional annual cash compensation in the amount of $15,000 per year for such chairperson’s service on the compensation committee. Each non-chairperson member of the compensation committee receives additional annual cash compensation in the amount of $6,000 per year for such member’s service on the compensation committee.
•The chairperson of the corporate governance committee receives additional annual cash compensation in the amount of $10,000 per year for such chairperson’s service on the corporate governance committee. Each non-chairperson member of the corporate governance committee receives additional annual cash compensation in the amount of $5,000 per year for such member’s service on the corporate governance committee.
•Each non-employee director may also elect to receive all or part of his or her annual cash retainer in the form of restricted stock units under our 2021 Incentive Award Plan. Elections to convert all or a portion of the annual cash retainer into restricted stock units must generally be made on or prior to December 31 of the year prior to the year in which the annual cash retainer is scheduled to be paid, or such earlier deadline as established by our board of directors or compensation committee. Each individual who first becomes a non-employee director is permitted to elect to convert the annual cash retainer payments scheduled to be paid in the same calendar year into restricted stock units, provided that the election is made prior to the date the individual becomes a non-employee director. Restricted stock units granted in lieu of all or a portion of the annual cash retainer are fully vested on the date of grant, and have a grant date fair value equal to the amount of the applicable portion of the annual cash retainer.
Under the Non-Employee Director Compensation Program, upon the initial appointment or election of a non-employee director, the director will automatically be granted (a) an award of restricted stock units with respect to a number of shares of our common stock calculated by dividing (i) $300,000 by (ii) the fair market value of a share of our common stock as of the date of grant that vests in equal quarterly installments over three years and (b) an award of restricted stock units with respect to a number of shares of our common stock calculated by dividing (i) the product of $175,000 multiplied times a fraction, the numerator of which is the number of full months between the date of appointment or election and the scheduled date of our next annual stockholder meeting, and the denominator of which is 12, by (ii) the fair market value of a share our common stock as of the date of grant that vests in equal quarterly installments through the date of the next annual stockholders meeting. Additionally, on the date of each annual stockholders meeting, each non-employee director automatically will be granted an award of restricted stock units with respect to a number of shares of our common stock calculated by dividing (a) $175,000 by (b) the fair market value of our common stock as of the date of grant that vests in equal quarterly installments through the earlier of the first anniversary of the date of grant or the next annual stockholders meeting.
Additionally, the Non-Employee Director Compensation Program provides that non-employee directors may elect to defer all or part of the settlement of restricted stock units granted to them.
In the event of a change in control, all restricted stock units and other equity-based awards held by any non-employee director, will vest immediately prior to such change in control.
Director Compensation Table for Fiscal 2021
The following table contains information concerning the compensation of our non-employee directors in fiscal 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Jorge del Calvo	47,076	453,863	—	500,939
Emmanuel Hernandez	53,350	453,361	—	506,711
Susan Heystee	39,336	3,560,688	—	3,600,024
Sundari Mitra	44,995	454,184	—	499,179
Remy W. Trafelet.	40,417	—	—	40,417
Karin Rådström (2)	6,970	364,018	—	370,988
Carl Bass (3)	19,120	16,879,515	11,931,096	28,829,731
(1)    Amounts reflect the full grant-date fair value of stock awards and stock options granted during fiscal 2021 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock awards and option awards made to named executive officers in Note 12 of our financial statements included in this Form 10-K.
The table below shows the aggregate numbers of option awards (exercisable and unexercisable) and unvested stock awards held as of December 31, 2021 by each non-employee director who was serving as of December 31, 2021.

Name	Restricted Stock Units Outstanding at Fiscal Year End
Jorge del Calvo	43,876
Emmanuel Hernandez	44,714
Susan Heystee	356,498
Sundari Mitra	43,523
Remy W. Trafelet.	4,979
Karin Rådström	51,920
(2)    Ms. Rådström commenced service on our board of directors in October 2021.
(3)    Mr. Bass forfeited all of the restricted stock units, performance stock units and options granted to him in connection with his cessation of service on our board of directors in June 2021.
In connection with the consummation of the Business Combination in March 2021, each of Susan Heystee, Sundari Mitra, Jorge del Calvo and Emmanuel Hernandez were granted awards of 22,696 and 15,446 restricted stock units, which vest as to 1/12th and 1/4th, respectively, of the number of restricted stock units on each quarterly anniversary of the consummation of the Business Combination, subject to the holder’s continued service to us through the vesting date.
In connection with the commencement of her service on our board of directors in October 2021, Ms. Rådström was automatically granted awards of 41,667 and 9,073 restricted stock units, which vest as to 1/12th and 1/2, respectively, of the number of restricted stock units on each quarterly anniversary of the date of grant, subject to the holder’s continued service to us through the vesting date.
During 2021, Ms. Heystee was awarded 302,717 restricted stock units in connection with services she provided to us as an independent contractor serving as our interim chief revenue officer.
In February 2021, Old Ouster entered into an employment offer letter agreement with Carl Bass. Under the terms of his agreement, Mr. Bass served as senior advisor to Old Ouster and, following the consummation of the Business Combination, the chairman of our board of directors. Under the agreement, Mr. Bass received an annual base salary of $58,240. On March 11, 2021, Mr. Bass was granted three equity awards comprised of:

•    an award of 807,246 restricted stock units that vest as to 20% of the total number of restricted stock units subject to the award on each of the first five anniversaries of the date Mr. Bass commenced employment with Old Ouster, February 15, 2021 (the “Start Date”), subject to his continued employment through the applicable vesting date;
•    an option to purchase 1,614,492 shares of our common stock with an exercise price equal to $12, which was the fair market value of our common stock on the date of grant that vest as to 20% of the total number of shares of our common stock subject to the option on each of the first five anniversaries of the Start Date, subject to his continued employment through the applicable vesting date. Notwithstanding the vesting of the option, the option will not be exercisable unless and until the closing trading price per share of Ouster common stock equals or exceeds 130% of the exercise price per share of the option for 30 consecutive trading days (the “Stock Price Condition”) and if the Stock Price Condition is not met on or prior to the fifth anniversary of the date of grant, the option would terminate for no consideration; and
•    an award of 807,246 performance stock units that vest, subject to his continued employment through the applicable vesting date, as to 25% of the total number of performance stock units the first time the closing trading price per share of Ousters common stock exceeds the following per share stock price targets for at least 30 consecutive trading days on or after the following anniversaries of the date of grant:
•$18 on or after the first anniversary of the date of grant,
•$24 on or after the second anniversary of the date of grant,
•$30 on or after the third anniversary of the date of grant and
•$36 on or after the fourth anniversary of the date of grant; and
•any performance stock units that have not vested as of the fifth anniversary of the date of grant will terminate for no consideration.
Mr. Bass forfeited all of his restricted stock units, performance stock units and options when he resigned from his service on our board of directors in June 2021.
Each of Mses. Heystee, Mitra and Rådström and Messrs. del Calvo and Hernandez and Remy Trafelet elected to receive all of her or his annual cash retainer in the form of restricted stock units. In addition, each of Mses. Mitra and Rådström and Messrs. del Calvo, Hernandez and Trafelet elected to defer all of the settlement of restricted stock units granted to them in accordance with the Non-Employee Director Compensation Program.
Compensation Committee Report
The current Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth above. Based on such review and discussions, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
Susan Heystee (Chair)
Jorge del Calvo
Emmanuel Hernandez
Compensation Committee Interlocks and Insider Participation
During the year ended December 31, 2021, Emmanuel Hernandez, Sundari Mitra, Jorge del Calvo and Susan Heystee served on the Compensation Committee of the Board. During the year ended December 31, 2021, Susan Heystee served as Interim Chief Revenue Officer of the Company. Ms. Heystee did not serve on the Compensation Committee during the period that she served as Interim Chief Revenue Officer and the Board has determined Ms. Heystee to be independent for purposes of services on the Compensation Committee subsequent to her leaving the Interim Chief Revenue Officer role.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain Beneficial Owners and Management
The following table sets forth information regarding the beneficial ownership of our voting shares by:

•each person who is known to be the beneficial owner of more than 5% of our voting shares;
•each of our named executive officers and directors; and
•all of our executive officers and directors as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.
Unless otherwise indicated, the percentage ownership of our voting securities is based on 172,578,717 shares of our common stock issued and outstanding as of February 15, 2022.
Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares	% of Ownership
5% Holders
Banyan Venture Holdings LLC(2)	25,572,646	14.82%
Cox Investment Holdings, Inc.(3)	12,065,871	6.99%
Tao Invest II LLC(4)	11,253,152	6.52%
Sharing LLC Ouster 2 PS and affiliated entities(5)	10,886,622	6.31%
The Vanguard Group(6)	10,634,089	6.16%
Directors and Named Executive Officers
Angus Pacala(7)	7,655,631	4.35%
Mark Frichtl(8)	5,716,896	3.27%
Adam Dolinko	—	*
Nathan Dickerman (9)	161,449	*
Darien Spencer(10)	1,130,780	*
Anna Brunelle(11)	1,407,092	*
Jorge del Calvo (12)	—	*
Emmanuel Hernandez(13)	29,583	*
Susan Heystee(14)	434,519	*
Sundari Mitra(12)	—	*
Karin Rådström(15)	13,930	*
Remy Trafelet(12)(16)	1,949,243	1.13%
All directors and executive officers as a group (12 individuals)(17)	18,499,123	10.36%
*     Less than one percent
(1)Unless otherwise noted, the business address of each of those listed in the table above is 350 Treat Avenue, San Francisco, CA 94110.
(2)Based on a Schedule 13G/A filed with the SEC on February 11, 2022. Consists of 25,572,646 shares over which Banyan Venture Holdings LLC has shared voting and dispositive power. Krishna Kantheti is the manager of Banyan Venture Holdings LLC. As a result, Mr. Kantheti may be deemed to beneficially own the shares held by Banyan Venture Holdings LLC. The address for Banyan Venture Holdings LLC and Mr. Kantheti is 500 108th Ave NE, Suite 1100, Bellevue, WA 98004.
(3)Based on a Schedule 13G filed with the SEC on March 22, 2021. Cox Investment Holdings, Inc. (“Cox”) has sole voting and dispositive power over 12,065,871 shares of our common stock. The board of directors of Cox exercises voting and dispositive power with respect to these shares. The board of directors of Cox consists of Dallas S. Clement and Jennifer Hightower, neither of whom has individual voting or dispositive power with respect to the shares and each of whom disclaims any beneficial ownership of the shares. The trustees of the Cox Family Voting Trust u/a/d 7/26/13 (the “Cox Family Voting Trust”), consisting of James C. Kennedy, Alexander C. Taylor and John M. Dyer, are responsible for appointing all of the members of the board of directors of Cox. Because the board of directors of Cox exercises voting and dispositive power with respect to the shares, each of the foregoing individuals disclaims any beneficial ownership of the shares held by Cox. The address for Cox is 6205-A Peachtree Dunwoody Road, Atlanta, GA 30328.

(4)Based on a Schedule 13G filed with the SEC on February 14, 2022. Tao Invest II LLC (“Tao Invest”) has shared voting and dispositive power over 11,253,152 shares of our common stock. The manager of Tao Invest is Tao Capital Management LP (“LP”). The business address of Tao Invest and LP is One Letterman Drive, Suite C4-420, San Francisco, California 94129.
(5)Based on a Schedule 13G filed with the SEC on September 3, 2021. Sharing LLC Ouster 2 PS (“Sharing 2”) has shared voting and dispositive power over 6,726,512 shares of our common stock, Sharing LLC Ouster 3 PS (“Sharing 3”) has shared voting and dispositive power over 3,703,221 shares of our common stock, Sharing LLC Ouster PS (“Sharing”) has shared voting and dispositive power over 456,889 shares of our common stock and Jacob Goldfield has shared voting and dispositive power over 10,886,622 shares of our common stock. Because of the relationship of Mr. Goldfield to Sharing, Sharing 2 and Sharing 3, Mr. Goldfield may be deemed to beneficially own the shares of common stock held by such entities. The address for each of the foregoing entities and Mr. Goldfield is 33 Union Square West New York, NY 10003.
(6)Based on a Schedule 13G filed with the SEC on February 10, 2022. The Vanguard Group has shared voting power over 257,926 shares, sole dispositive power over 10,349,874 shares and shared dispositive power over 284,215 shares of our common stock. The address for The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.
(7)Consists of 4,385,807 shares of common stock and 3,269,824 shares of common stock issuable upon exercise of options exercisable as of or within 60 days of February 15, 2022.
(8)Consists of 3,343,636 shares of common stock and 2,373,260 shares of common stock issuable upon exercise of options exercisable as of or within 60 days of February 15, 2022.
(9)Consists of 161,449 shares of common stock issuable upon exercise of options exercisable as of or within 60 days of February 15, 2022.
(10)Includes 1,103,361 shares of common stock held directly and 27,419 shares of common stock issuable upon vesting of restricted stock units that will vest as of or within 60 days of February 15, 2022.
(11)Includes 1,372,972 shares of common stock held directly and 34,120 shares of common stock issuable upon vesting of restricted stock units that will vest as of or within 60 days of February 15, 2022.
(12)Director has elected to defer settlement of equity compensation such that no shares will be settled as of or within 60 days of February 15, 2022.
(13)Consists of 29,583 shares of common stock issuable upon deferred settlement of previously vested or to be vested awards of restricted stock units as of or within 60 days of February 15, 2022.
(14)Consists of 428,766 shares of common stock and 5,753 shares of common stock issuable upon vesting of restricted stock units as of or within 60 days of February 15, 2022.
(15)Consists of 7,554 shares of common stock and 6,376 shares of common stock issuable upon vesting of restricted stock units as of or within 60 days of February 15, 2022.
(16)Consists of 1,557,576 shares of common stock held directly and 391,667 shares of common stock held by the Remy W. Trafelet Revocable Trust.
(17)Consists of 12,597,911 shares of common stock 5,901,212 shares of common stock issuable upon deferred settlement of previously vested awards of restricted stock units, vesting of restricted stock units or exercise of options exercisable as of or within 60 days of February 15, 2022.

Securities Authorized For Issuance under Equity Compensation Plans (As of December 31, 2021)

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities Reflected in first column)
Equity compensation plans approved by security holders(1)	32,833,462		$1.02	13,944,608
Restricted Stock Units	8,704,366	_(3)	$—
Options to Purchase Common Stock	24,129,096	_(4)	$1.02
Equity compensation plans not approved by security holders	—		—	—
Total	32,833,462		$1.02	13,944,608
(1)Consists of the Ouster, Inc. 2021 Incentive Award Plan (“2021 Plan”), Ouster Inc. Amended and Restated 2015 Stock Plan (“2015 Plan”) and Sense Photonics, Inc. 2017 Equity Incentive Plan and (“Sense Plan”).
(2)The number of shares authorized under our 2021 Plan will increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (A) 5% of the shares of Common Stock outstanding as of the last day of the immediately preceding fiscal year and (B) such lesser number of shares as determined by our board of directors. No additional awards will be granted under the 2015 Plan or the Sense Plan and, as a result, no shares remain available for issuance for new awards under the 2015 Plan or the Sense Plan.
(3)Consists of 4,316,147 outstanding restricted stock units under the 2021 Plan and 4,388,219 outstanding restricted stock units under the Sense Plan.
(4)Consists of 22,675,729 outstanding options to purchase stock under the 2015 Plan, 645,796 outstanding options to purchase stock under the 2021 Plan and 807,570 outstanding options to purchase stock under the Sense Plan.
(5)As of December 31, 2021, the weighted-average exercise price of outstanding options under the 2015 Plan was $0.61, the weighted-average exercise price of outstanding options under the 2021 Plan was $10.26 and the weighted-average exercise price of outstanding options under the Sense Plan was $5.05.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Policies and Procedures for Approval of Related Person Transactions
Our board of directors has adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions. A “related person transaction” is a transaction, arrangement or relationship in which the post-combination company or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “related person” means:
•any person who is, or at any time during the applicable period was, one of our executive officers or directors;
•any person who is known by the post-combination company to be the beneficial owner of more than 5% of our voting stock;
•any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5% of our voting stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of our voting stock; and
•any firm, corporation or other entity in which any of the foregoing persons is a partner or principal, or in a similar position, or in which such person has a 10% or greater beneficial ownership interest.
We have policies and procedures designed to minimize potential conflicts of interest arising from any dealings it may have with its affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to its Audit Committee charter, the Audit Committee has the responsibility to review related party transactions.
Relationships and Transactions with Directors, Executive Officers and Significant Stockholders
The following are certain transactions, arrangements and relationships with our directors, executive officers and stockholders owning 5% or more of our outstanding common stock:
2021 Bridge Loan
On January 27, 2021, we issued the 2021 Note, pursuant to which the noteholders, each of whom was an investor in OTI (or an affiliate thereof), agreed to provide OTI an aggregate of $5 million of unsecured loans that carried a variable annual interest rate equal to LIBOR plus 8.5%. The 2021 Note, including the principal and any accrued and unpaid interest thereon, became due and was repaid in connection with the consummation of the Business Combination. The 2021 Note contained customary events of default. We used the proceeds from the 2021 Note to help continue to fund our ongoing operations through the consummation of the Business Combination. Pursuant to the Runway Subordination Agreement, the noteholders agreed, among other things, to subordinate their interests in the 2021 Note to Runway’s interest in the Runway Loan Agreement, including their right of payment under the 2021 Note until all of OTI’s obligations to Runway pursuant to the Runway Loan Agreement had been paid in full, except in the case of the consummation of the Business Combination.
The following table summarizes the aggregate principal amount of the 2021 Note issued to such related persons.

Name	Aggregate Principal Amount
Banyan Venture Holdings LLC	$1,895,542.84
Cox Investment Holdings, Inc.	$867,597.44
Tao Invest II LLC	$817,886.22
Sharing LLC Ouster Bridge PS	$802,219.65
Zachary Frankel	$545,830.28
GAC Acquisition LLC	$70,923.57
Loans to Executive Officers in Connection with Option Exercises
In October 2020, OTI entered into partial recourse promissory notes with certain of its executive officers, Anna Brunelle and Darien Spencer, and a former executive officer, Myra Pasek, in connection with the early exercise of stock options held by such executive officers and the remittance of applicable exercise prices. Pursuant to the terms of the partial recourse promissory notes, OTI loaned approximately $293,000 to Ms. Brunelle, approximately $215,000 to Mr. Spencer and approximately $123,000 to Ms. Pasek, respectively. Each note bore an annual compounded interest rate of 0.38%. The principal amounts of each note, together with all accrued but unpaid interest, were repaid upon the closing of the Business Combination.
Investors’ Rights Agreement
OTI was party to an Amended and Restated Investors’ Rights Agreement, dated as of April 9, 2020, which granted registration rights and information rights, among other things, to certain holders of its capital stock, including certain holders of 5% of its capital stock and entities affiliated with certain of its directors, as well as certain of its directors and executive officers. This agreement terminated upon the closing of the Business Combination.
Right of First Refusal and Co-Sale Agreement
OTI was party to an Amended and Restated Right of First Refusal and Co-Sale Agreement, dated as of April 3, 2020 (the “ROFR Agreement”), whereby OTI had the right to purchase shares of OTI capital stock which certain stockholders propose to sell to other parties. Certain holders of OTI capital stock, including certain holders of 5% of its capital stock and entities affiliated with certain of its directors, as well as certain of its directors and executive officers, had rights of first refusal and co-sale under the ROFR Agreement. This agreement terminated upon the closing of the Business Combination.
Voting Agreement

OTI was a party to an Amended and Restated Voting Agreement, dated as of April 3, 2020, pursuant to which certain holders of its capital stock, including certain holders of 5% of its capital stock and entities affiliated with certain of its directors, as well as certain of its directors and executive officers, had agreed to vote their shares of OTI Capital Stock on certain matters, including with respect to the election of directors. This agreement terminated upon the closing of the Business Combination.
Registration Rights
On March 11, 2021, in connection with the consummation of the Business Combination, Ouster, Colonnade Sponsor LLC (the “Sponsor”), Colonnade WPB LLC (the “Sponsor PIPE Purchaser”), certain members of the Sponsor and the Sponsor PIPE Purchaser and certain former stockholders of OTI entered into the Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”). Such parties have registration rights to require the Company to register a sale of any of our securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Indemnification Agreements
We have entered into, and plan on entering into, indemnification agreements with each of our directors and executive officers.
Independence of the Board of Directors
We are required to have a board that is composed of a majority of independent directors, as defined under New York Stock Exchange rules. In making its independence determinations, the board of directors reviewed and discussed information provided by the directors with regard to each director’s business and personal activities and any relationships they have with us and our management, including with respect to their ownership of our common stock. The board of directors specifically considered Susan Heystee’s prior service as an interim executive officer of the Company. As a result of this review, our board of directors determined that Jorge del Calvo, Emmanuel Hernandez, Susan Heystee, Sundari Mitra, Karin Rådström and Remy Trafelet are “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of New York Stock Exchange, representing six of our seven directors. Angus Pacala is not an independent director due to his employment as Chief Executive Officer of the Company.
Item 14. Principal Accountant Fees and Services
The following table summarizes the fees of PricewaterhouseCoopers LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years.

Fee Category	2021	2020
Audit fees(1)	$1,055,000	$827,000
Audit-related fees(2)	$342,000	$1,020,000
Tax fees (3)	$—	$—
All other fees(4)	$—	$—
Total fees	$1,397,000	$1,847,000
(1)Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, the review of financial statements to be included in registration statements and other professional services provided in connection with statutory and regulatory filings or engagements.
(2)Audit-related fees consist of fees that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees.”
(3)Tax fees consist of fees for tax-related services, including tax compliance and tax advice.
(4)All other fees.

Pre-Approval Policies and Procedures
The Audit Committee has adopted a policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. The Pre-Approval Policy generally provides that we will not engage PricewaterhouseCoopers LLP to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the Audit Committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”). Unless a type of service to be provided by PricewaterhouseCoopers LLP has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the Audit Committee or by a designated member of the Audit Committee to whom the committee has delegated the authority to grant pre-approvals. Any proposed services exceeding 10% of pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the Audit Committee will consider whether such services are consistent with the SEC's rules on auditor independence. The Audit Committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company's business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company's ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor should necessarily be determinative. The Audit Committee periodically reviews and generally pre-approves any services (and related fee levels or budgeted amounts) that may be provided by PricewaterhouseCoopers LLP without first obtaining specific pre-approvals from the Audit Committee or the Chair of the Audit Committee. The Audit Committee may revise the list of general pre-approved services from time to time, based on subsequent determinations.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements.
The consolidated financial statements of the Company are listed in the index under Part II, Item 8, of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules.
All financial statement schedules for the Company have been included in the consolidated financial statements or the related footnotes, or are either inapplicable or not required.
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Incorporated by Reference

		Form	File No.	Exhibit	Filing Date	Filed/ Furnished herewith
2.1†	Agreement and Plan of Merger, dated as of December 21, 2020, by and among the Company, Beam Merger Sub, Inc. and Ouster, Inc.	S-4/A	333-251611	2.1	2/10/2021
3.1	Certificate of Incorporation of Ouster, Inc.	S-4 POS	333-251611	3.1	3/10/2021
3.2	Bylaws of Ouster, Inc.	S-4 POS	333-251611	3.2	3/10/2021
4.1	Warrant Agreement, dated August 20, 2020, between Colonnade Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agrent	8-K	001-39463	4.1	8/25/2020
4.2	Specimen Warrant Certificate of the Registrant	S-1	333-240378	4.2	8/4/2020
4.3	Description of Our Securities					*
10.1	Form of Indemnification Agreement					*
10.2	Amended and Restated Registration Rights Agreement, by and among Ouster, Inc. and the holders party thereto	8-K	001-39463	10.2	3/15/2021
10.3+	2021 Incentive Award Plan	8-K	001-39463	10.3	3/15/2021
10.3(a)+	Form of Stock Option Agreement under the 2021 Incentive Award Plan	8-K	001-39463	10.5(a)	3/15/2021
10.3(b)+	Form of Restricted Stock Unit Agreement under the 2021 Incentive Award Plan	8-K	001-39463	10.3(b)	3/15/2021
10.4#	Manufacturing Services Agreement, dated as of March 5, 2018, by and between Ouster, Inc. and Benchmark Electronics, Inc	S-4	333-251611	10.6	12/22/2020
10.5	Lease, dated September 5, 2017, by and between Ouster, Inc. and Mission Creative Ownership, LLC.	S-4/A	333-251611	10.13	1/28/2021
10.5(a)	First Amendment to Lease, dated January 21, 2018, by and between Ouster, Inc. and Mission Creative Ownership, LLC.	S-4/A	333-251611	10.13(a)	1/28/2021
10.5(b)	Second Amendment to Lease, dated March 27, 2018, by and between Ouster, Inc. and Mission Creative Ownership, LLC.	S-4/A	333-251611	10.13(b)	1/28/2021

10.5(c)	Third Amendment to Lease, dated August 14, 2018, by and between Ouster, Inc. and Mission Creative Ownership, LLC.	S-4/A	333-251611	10.13(c)	1/28/2021
10.5(d)	Fourth Amendment to Lease, dated April 4, 2019, by and between Ouster, Inc. and Mission Creative Ownership, LLC.	S-4/A	333-251611	10.13(d)	1/28/2021
10.5(e)	Fifth Amendment to Lease, dated July 21, 2019, by and between Ouster, Inc. and Mission Creative Ownership, LLC.	S-4/A	333-251611	10.13(e)	1/28/2021
10.5(f)	Sixth Amendment to Lease, dated December 20, 2019, by and between Ouster, Inc. and Mission Creative Ownership, LLC.	S-4/A	333-251611	10.13(f)	1/28/2021
10.5(g)	Seventh Amendment to Lease, dated May 18, 2020, by and between Ouster, Inc. and Mission Creative Ownership, LLC.	S-4/A	333-251611	10.13(g)	1/28/2021
10.6	NNN Lease, dated September 1, 2017, by and between Ouster, Inc. and SIC-350 Treat, LLC	S-4/A	333-251611	10.14	1/28/2021
10.6(a)	First Amendment to NNN Lease, dated January 1, 2018, by and between Ouster, Inc. and SIC-350 Treat, LLC	S-4/A	333-251611	10.14(a)	1/28/2021
10.6(b)	Second Amendment to NNN Lease, dated March 27, 2018, by and between Ouster, Inc. and SIC-350 Treat, LLC	S-4/A	333-251611	10.14(b)	1/28/2021
10.6(c)	Third Amendment to NNN Lease, dated November 15, 2021, by and between Ouster, Inc. and SIC-350 Treat, LLC					*
10.7	Amended and Restated Non-Employee Director Compensation Program					*
10.8	Agreement and Plan of Merger and Plan of Reorganization, dated as of October 5, 2021, by and among Ouster, Inc., Sparrow Acquisition Sub., Inc., Sense Photonics, Inc., and Fortis Advisors LLC, solely in its capacity as Holders’ Agent	8-K	001-39463	2.1	10/5/2021
10.9+	Sense Photonics, Inc. 2017 Equity Incentive Plan, as amended.	S-8	333-260576	99.1	10/29/2021
10.9(a)+	Form of Stock Option Agreement under the Sense Photonics, Inc. 2017 Equity Incentive Plan, as amended.					*
10.10+	Ouster, Inc. Amended and Restated 2015 Stock Plan	S-1	333-254987	10.9	4/2/2021
10.10(a)	Form of Stock Option Agreement under the Amended and Restated 2015 Stock Plan.	S-1	333-254987	10.9(a)	4/2/2021
10.10(b)	Form of Early Exercise Stock Option Agreement under the Amended and Restated 2015 Stock Plan.	S-1	333-254987	10.9(b)	4/2/2021
10.10(c)	Form of Restricted Stock Unit Agreement under the Amended and Restated 2015 Stock Plan.	S-1	333-254987	10.9(c)	4/2/2021
21.1	List of Subsidiaries					*

23.1	Consent of PricewaterhouseCoopers LLP	*
24.1	Power of Attorney	*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended	*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

†
The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

#	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item 601(b)(10).
*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or compensatory plan, contract or arrangement.
Item 16. Form 10-K Summary
None.
SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ouster, Inc.
Date: February 28, 2022	By:	/s/ Anna Brunelle
	Name:	Anna Brunelle
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Angus Pacala	Director, Co-Founder and Chief Executive Officer (Principal Executive Officer)	February 28, 2022
Angus Pacala
/s/ Anna Brunelle	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2022
Anna Brunelle
*	Director	February 28, 2022
Jorge del Calvo
*	Director	February 28, 2022
Emmanuel Hernandez
*	Director	February 28, 2022
Susan Heystee
*	Director	February 28, 2022
Sundari Mitra
*	Director	February 28, 2022
Karin Rådström
*	Director	February 28, 2022
Remy Trafelet

*By:
/s/ Anna Brunelle, As Attorney in Fact	February 28, 2022
Anna Brunelle, As Attorney in Fact