Form 10-Q
period 2022-03-31
Ouster, Inc.
filed 2022-05-06
CIK 1816581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a s›hell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of May 5, 2022, the registrant had 173,664,057 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Ouster, Inc. (the “Company” or “Ouster”) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding Ouster’s future operating results and financial position, its business strategy and plans, potential acquisitions, market growth and trends, and its objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and trends that it believes may affect its financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including Ouster’s limited operating history and history of losses; the negotiating power and product standards of its customers; fluctuations in its operating results; cancellation or postponement of contracts or unsuccessful implementations; the adoption of its products and the growth of the lidar market generally; its ability to grow its sales and marketing organization; substantial research and development costs needed to develop and commercialize new products; the competitive environment in which it operates; selection of its products for inclusion in target markets; its future capital needs; its ability to use tax attributes; its dependence on key third party suppliers, in particular Benchmark Electronics, Inc., and manufacturers; its ability to maintain inventory and the risk of inventory write-downs; inaccurate forecasts of market growth; its ability to manage growth; the creditworthiness of its customers; risks related to acquisitions; risks related to international operations; risks of product delivery problems or defects; costs associated with product warranties; its ability to maintain competitive average selling prices or high sales volumes or reduce product costs; conditions in its customers industries; its ability to recruit and retain key personnel; its use of professional employer organizations; its ability to adequately protect and enforce its intellectual property rights; its ability to effectively respond to evolving regulations and standards; risks related to operating as a public company; risks related to the COVID-19 pandemic; and risks related to certain of its warrants being accounted for as liabilities. Other risk factors include the important factors described in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2022, that may cause its actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.

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

We may announce material business and financial information to our investors using our investor relations website at https://investors.ouster.com/overview. We therefore encourage investors and others interested in Ouster to review the information that we make available on our website, in addition to following our SEC filings, webcasts, press releases and conference calls. Information contained on our website is not part of this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OUSTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$160,783	$182,644
Restricted cash, current	977	977
Accounts receivable, net	9,881	10,723
Inventory	11,619	7,448
Prepaid expenses and other current assets	3,006	5,566
Total current assets	186,266	207,358
Property and equipment, net	8,968	10,054
Operating lease, right-of-use assets	14,582	15,156
Goodwill	51,076	51,076
Intangible assets, net	21,530	22,652
Restricted cash, non-current	1,035	1,035
Other non-current assets	452	371
Total assets	$283,909	$307,702
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$9,469	$4,863
Accrued and other current liabilities	11,789	14,173
Operating lease liability, current portion	2,888	3,067
Total current liabilities	24,146	22,103
Operating lease liability, long-term portion	15,685	16,208
Warrant liabilities (At March 31, 2022 and December 31, 2021 related party $2,058 and $2,669, respectively)	5,881	7,626
Other non-current liabilities	1,018	1,065
Total liabilities	46,730	47,002
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.0001 par value per share; 100,000,000 shares authorized at March 31, 2022 and December 31, 2021; Nil shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively (aggregate liquidation preference of nil at March 31, 2022 and December 31, 2021, respectively)	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively; 173,602,503 and 172,200,417 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	17	17
Additional paid-in capital	572,933	564,045
Accumulated deficit	(335,753)	(303,356)
Accumulated other comprehensive loss	(18)	(6)
Total stockholders’ equity	237,179	260,700
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$283,909	$307,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Product revenue	$8,558	$6,611
Cost of product revenue	5,967	4,868
Gross profit	2,591	1,743
Operating expenses:
Research and development	15,906	4,712
Sales and marketing	7,090	3,426
General and administrative	13,783	9,907
Total operating expenses	36,779	18,045
Loss from operations	(34,188)	(16,302)
Other (expense) income:
Interest income	154	1
Interest expense	—	(504)
Other income (expense), net	1,684	(4,152)
Total other expense, net	1,838	(4,655)
Loss before income taxes	(32,350)	(20,957)
Provision for income tax expense	47	—
Net loss	$(32,397)	$(20,957)
Other comprehensive loss
Foreign currency translation adjustments	$(12)	—
Total comprehensive loss	$(32,409)	$(20,957)
Net loss per common share, basic and diluted	$(0.19)	$(0.38)
Weighted-average shares used to compute basic and diluted net loss per share	170,906,196	55,688,281
The accompanying notes are an integral part of these condensed consolidated financial statements.

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares (1)	Amount	Shares (1)	Amount
Balance — December 31, 2021	—	$—	172,200,417	$17	$564,045	$(303,356)	$(6)	$260,700
Issuance of common stock upon exercise of stock options	—	—	822,702	—	209	—	—	209
Issuance of common stock upon exercise of restricted stock awards - net of tax withholding	—	—	812,491	—	(59)	—	—	(59)
Repurchase of common stock	—	—	(233,107)	—	(31)	—	—	(31)
Stock-based compensation expense	—	—	—	—	8,750	—	—	8,750
Vesting of early exercised stock options	—	—	—	—	19	—	—	19
Net loss	—	—	—	—	—	(32,397)	—	(32,397)
Other Comprehensive loss	—	—	—	—	—	—	(12)	(12)
Balance — March 31, 2022	—	$—	173,602,503	$17	$572,933	$(335,753)	$(18)	$237,179

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ Equity (Deficit)
	Shares (1)	Amount	Shares (1)	Amount
Balance — December 31, 2020	88,434,754	$39,225	33,327,294	$—	$133,468	$(209,375)	$—	$(75,907)
Issuance of common stock upon exercise of stock options	—	—	727,114	1	189	—	—	190
Repurchase of common stock	—	—	(220,561)	—	(43)	—	—	(43)
Issuance of redeemable convertible preferred stock upon exercise of warrants	4,232,947	58,097	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock	(92,667,701)	(97,322)	92,667,701	12	97,322	—	—	97,334
Issuance of common stock upon merger and private offering, net of acquired private placement warrants of $19,377	—	—	34,947,657	3	272,061	—	—	272,064
Offering costs in connection with the merger	—	—	—	—	(26,620)	—	—	(26,620)
Stock-based compensation expense	—	—	—	—	5,256	—	—	5,256
Vesting of early exercised stock options	—	—	—	—	438	—	—	438
Net loss	—	—	—	—	—	(20,957)	—	(20,957)
Balance — March 31, 2021	—	$—	161,449,205	$16	$482,071	$(230,332)	$—	$251,755
(1) The shares of the Company’s common and redeemable convertible preferred stock, prior to the Merger (as defined in Note 1), have been retroactively restated as shares reflecting the exchange ratio of approximately 0.703 established in the Merger as described in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,397)	$(20,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,385	1,095
Stock-based compensation	8,750	5,256
Change in right-of-use asset	644	520
Interest expense on notes and convertible debt	—	36
Amortization of debt issuance costs and debt discount	—	250
Change in fair value of warrant liabilities	(1,745)	4,152
Inventory write down	203	—
Gain from disposal of property and equipment	(100)	—
Changes in operating assets and liabilities:
Accounts receivable	842	(140)
Inventory	(4,373)	(476)
Prepaid expenses and other assets	2,480	(1,202)
Accounts payable	4,807	(1)
Accrued and other liabilities	(2,551)	(254)
Operating lease liability	(772)	(678)
Net cash used in operating activities	(21,827)	(12,399)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	275	—
Purchases of property and equipment	(416)	(597)
Net cash used in investing activities	(141)	(597)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the merger and private offering	—	291,454
Payment of offering costs	—	(26,116)
Repayment of debt	—	(7,000)
Proceeds from issuance of promissory notes to related parties	—	5,000
Repayment of promissory notes to related parties	—	(5,000)
Repurchase of common stock	(31)	(43)
Proceeds from exercise of stock options	209	504
Taxes paid related to net share settlement of equity awards	(59)	—
Net cash provided by financing activities	119	258,799
Effect of exchange rates on cash and cash equivalents	(12)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(21,861)	245,803
Cash, cash equivalents and restricted cash at beginning of period	184,656	12,642
Cash, cash equivalents and restricted cash at end of period	$162,795	$258,445
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$635
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accrued liabilities	$377	$100
Private placement warrants acquired as part of the merger	$—	$19,377
Issuance of redeemable convertible preferred stock upon exercise of warrants	$—	$58,097
Conversion of redeemable convertible preferred stock to common stock	$—	$97,322
Offering costs not yet paid	$—	$504
The accompanying notes are an integral part of these condensed consolidated financial statements.

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

The unaudited condensed consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results of operations for the periods shown. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021 and the notes related thereto, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2022. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with US GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. The results of operations for any interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future years or interim periods.
Impact of the COVID-19 Pandemic

Ouster has been actively monitoring the COVID-19 pandemic on a global scale and continues to evaluate the long-term impacts on the business while keeping abreast of the latest developments, particularly the variants of the virus, to ensure preparedness for Ouster’s employees and its business. We maintain our commitment to protect the health and safety of our employees and customers. We continue to adapt and enhance our safety protocols as we follow the guidance from local authorities. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, research and development costs and employee-related amounts, will depend on future events that are by nature uncertain, including as a result of new information that continues to emerge concerning the virus, its variants, the deployment and effectiveness of vaccination roll-outs, vaccination hesitancy, and the actions taken to contain the virus or treat it, as well as the economic impact on local, regional, national and international customers and markets. Thus, the Company is not able to estimate the future consequences on its operations, its financial condition, or its liquidity.

Liquidity
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. The Company has experienced recurring losses from operations, and negative cash flows from operations. As of March 31, 2022, the Company had an accumulated deficit of approximately $335.8 million. The Company has historically financed its operations primarily through the Merger and related transactions, the sale of convertible notes, equity securities, proceeds from debt and, to a lesser extent, cash received from sales. Management expects significant operating losses and negative cash flows from operations to continue for the foreseeable future. The Company expects to continue investing in product development and sales and marketing activities. The long-term continuation of the Company’s business plan is dependent upon the generation of sufficient revenues from its products to offset expenses. In the event that the Company does not generate sufficient cash flows from operations and is unable to obtain funding, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs or ability to continue operations. The Company has concluded that its cash and cash equivalents as of March 31, 2022 are sufficient for the Company to continue as a going concern for at least one year from the date these unaudited condensed consolidated financial statements are available for issuance.
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
Note 2 – Summary of Significant Accounting Policies
During the three months ended March 31, 2022, there were no significant changes made to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06). ASU 2020-06 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU also simplify the guidance in ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The new standard is effective for the Company for annual periods beginning December 15, 2021. The Company adopted this ASU as of January 1, 2022 using a modified retrospective method of transition, which did not have an impact on its condensed consolidated financial statements and related disclosures.

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
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable was as follows:

	March 31, 2022	December 31, 2021
Customer A	*	11%
* Customer accounted for less than 10% of total accounts receivable in the period.
Revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Three Months Ended March 31,
	2022	2021
Customer B	*	28%
* Customer accounted for less than 10% of total revenue in the period.
Concentrations of supplier risk
One supplier accounted for approximately 31% of total purchases during the three months ended March 31, 2022 and accounted for 52% of total accounts payable as of March 31, 2022. One supplier accounted for approximately 17% of total purchases during the three months ended March 31, 2021 and accounted for 55% of total accounts payable balance as of December 31, 2021.
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
On March 31, 2022, the Company’s Level 3 liabilities consisted of the Private Placement warrant liability. The determination of the fair value of warrant liability is discussed in Note 6.

On December 31, 2021, the Company’s Level 3 liabilities consisted of the redeemable convertible preferred stock warrant liability. The determination of the fair value of warrant liability is discussed in Note 6.
The following table provides information by level for the Company’s assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$152,984	$—	$—	$152,984
Total financial assets	$152,984	$—	$—	$152,984
Liabilities
Warrant liabilities	$—	$—	$5,881	$5,881
Total financial liabilities	$—	$—	$5,881	$5,881

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$177,513	$—	$—	$177,513
Total financial assets	$177,513	$—	$—	$177,513
Liabilities
Warrant liabilities	$—	$—	$7,626	$7,626
Total financial liabilities	$—	$—	$7,626	$7,626
Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices.
The fair value of the Private Placement warrant liabilities is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the warrant liabilities, the Company used the Black-Scholes option pricing model to estimate the fair value using unobservable inputs including the expected term, expected volatility, risk-free interest rate and dividend yield (see Note 6).

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

	Redeemable Convertible Preferred Stock Warrant Liability	Private Placement Warrant Liability
Fair value as of December 31, 2021	$—	$(7,626)
Change in the fair value included in other income (expense), net	—	1,745
Fair value as of March 31, 2022	$—	$(5,881)

	Redeemable Convertible Preferred Stock Warrant Liability	Private Placement Warrant Liability
Fair value as of December 31, 2020	(49,293)	—
Private placement warrant liability acquired as part of the merger	—	(19,377)
Change in the fair value included in other income (expense), net	(8,804)	4,652
Issuance of preferred stock upon exercise of warrants	58,097	—
Fair value as of March 31, 2021	$—	$(14,725)
Disclosure of Fair Values
Our financial instruments that are not re-measured at fair value include accounts receivable, accounts payable, accrued and other current liabilities, convertible notes and debt. The carrying values of these financial instruments approximate their fair values.
Note 4. Balance Sheet Components
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Cash	$7,799	$5,131
Cash equivalents:
Money market funds(1)	152,984	177,513
Total cash and cash equivalents	$160,783	$182,644
(1)The Company maintains a cash sweep account which is included in money market funds as of March 31, 2022. Cash is invested in the short-term money market funds, which is a cash sweep for uninvested cash that earns interest.

Restricted Cash
Restricted cash consists of certificates of deposit held by a bank as security for outstanding letters of credit. The Company had a restricted cash balance of $2.0 million as of March 31, 2022 and December 31, 2021, respectively, which has been excluded from the Company’s cash and cash equivalents balances. The Company presented $1.0 million and $0.3 million of the total amount of restricted cash within current assets on the condensed consolidated balance sheets as of March 31, 2022 and March 31, 2021, respectively. The remaining restricted cash balance of $1.0 million was included in non-current assets on the condensed consolidated balance sheets as of March 31, 2022 and March 31, 2021, respectively.

Reconciliation of cash, cash equivalents and restricted cash as shown in the condensed consolidated statement of cash flows to the respective accounts within the condensed consolidated balance sheet is as follows (in thousands):

	As of March 31,
	2022	2021
Cash and cash equivalents	$160,783	$257,165
Restricted cash, current	977	276
Restricted cash, non-current	1,035	1,004
Total cash, cash equivalents and restricted cash	$162,795	$258,445

Inventory
Inventory, consisting of material, direct and indirect labor, and manufacturing overhead, consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$3,288	$2,401
Work in process	2,280	1,951
Finished goods	6,051	3,096
Total inventory	$11,619	$7,448
Total inventory balance as of March 31, 2022 and December 31, 2021 includes a write down of $1.8 million and $1.7 million, respectively, for obsolete, scrap, or returned inventory. During the three months ended March 31, 2022 and 2021, $0.2 million and nil of inventory write downs were charged to cost of revenue, respectively.
Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid expenses	$1,408	$1,970
Prepaid insurance	108	1,355
Receivable from contract manufacturer	1,343	1,344
Grant receivable	—	779
Security deposit	76	118
Value-added tax (VAT) receivable	71	—
Total prepaid and other current assets	$3,006	$5,566

Property and Equipment, net
Property and equipment consists of the following (in thousands):

	Estimated Useful Life (in years)	March 31, 2022	December 31, 2021
Machinery and equipment	3	$8,593	$8,404
Computer equipment	3	504	498
Automotive and vehicle hardware	5	93	93
Software	3	104	104
Furniture and fixtures	7	730	730
Construction in progress		1,923	1,700
Leasehold improvements	Shorter of useful life or lease term	9,310	9,265
		21,257	20,794
Less: Accumulated depreciation		(12,289)	(10,740)
Property and equipment, net		$8,968	$10,054
Depreciation expense associated with property and equipment was $1.3 million and $1.1 million in the three months ended March 31, 2022 and 2021, respectively.
Goodwill and Acquired Intangible Assets, Net
In the fourth quarter of 2021, the Company completed the acquisition of Sense Photonics Inc. (“Sense”), a privately held lidar technology company for autonomous vehicles. The transaction has been accounted for as a business combination. The Company purchased all of the outstanding shares of the capital stock of Sense and settled all Sense debt for total consideration of $72.8 million. Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and assumed liabilities acquired and is primarily attributable to the assembled workforce and expected synergies at the time of the acquisition. Goodwill is not deductible for tax purposes. Sense’s revenue and pretax loss for the period from the acquisition date of October 22, 2021 to December 31, 2021 and March 31, 2022 were not material. In the three-month period ended March 31, 2022, the Company did not adjust the preliminary fair values of acquired assets that were recognized as of December 31, 2021.

The following tables present acquired intangible assets, net as of March 31, 2022 and December 31, 2021 (in thousands):

		March 31, 2022
	Estimated Useful Life (in years)	Gross Carrying amount	Accumulated Amortization	Net Book Value
Developed technology	8	$15,900	$(828)	$15,072
Vendor relationship	3	6,600	(917)	5,683
Customer relationships	3	900	(125)	775
Intangible assets, net		$23,400	$(1,870)	$21,530

		December 31, 2021
	Estimated Useful Life (in years)	Gross Carrying amount	Accumulated Amortization	Net Book Value
Developed technology	8	$15,900	$(331)	$15,569
Vendor relationship	3	6,600	(367)	6,233
Customer relationships	3	900	(50)	850
Intangible assets, net		$23,400	$(748)	$22,652

Amortization expense was $1.1 million during the three months ended March 31, 2022.

The following table summarizes estimated future amortization expense of finite-lived intangible assets-net (in thousands):

Years:	Amount
2022 (the remainder of 2022)	$3,366
2023	4,488
2024	4,071
2025	1,988
2026	1,988
Thereafter	5,629
Total	$21,530
Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued compensation	$3,487	$3,229
Uninvoiced receipts	7,182	9,835
Other	1,120	1,109
Total accrued and other current liabilities	$11,789	$14,173
Note 5. Debt
Runway Growth Loan Agreement
On November 27, 2018, the Company entered into a Loan and Security Agreement with Runway Growth Credit Fund Inc. (“Runway Loan and Security Agreement”). The Runway Loan and Security Agreement provided for loans in an aggregate principal amount up to $10.0 million with a loan maturity date of November 15, 2021. The loan carried an interest rate equal to LIBOR plus 8.5%, unless LIBOR no longer was attainable or ceased to fairly reflect the costs of the lender, in which case the applicable interest rate would be Prime Rate plus 6.0%. In an event of default, annual interest was increased by 5.0% above the otherwise applicable rate. The loan’s annual effective interest rate was approximately 16.4% for the three months ended March 31, 2021.
In conjunction with the Runway Loan and Security Agreement, OTI issued a warrant to purchase 35,348 shares of Series A redeemable convertible preferred stock (the “Series A Preferred Stock”) of OTI (4.0% of original principal amount of $10.0 million, divided by the exercise price), with an exercise price of $11.3518 per share. The fair value of this warrant was estimated to be $0.1 million and accounted for as a debt discount. On August 5, 2019, in connection with the second amendment to the Runway Loan and Security Agreement, the Company amended the warrant issued to Runway Growth to increase the number of shares available to purchase to 53,023 shares of Series A Preferred Stock of OTI. The aggregate value of the warrants increased by $0.1 million after the warrant modification.
The warrants were exercised on March 11, 2021 and the warrant liability was remeasured to fair value with the increase recognized as a loss of $0.6 million for the three months ended March 31, 2021 within other income (expense), net in the consolidated statements of operations and comprehensive loss. The warrant liability was remeasured to fair value as of March 31, 2021 and the reduction was recognized as a gain of $0.2 million.
On March 26, 2021, the Company terminated the Runway Loan and Security Agreement and repaid the $7.0 million principal amount outstanding as well as interest and fees amounting to $0.4 million. The Company incurred no prepayment fees in connection with the termination and all liens and security interests securing the loan made pursuant to the Runway Loan and Security Agreement were released upon termination. As of March 31, 2022 and December 31, 2021, the outstanding principal balance of the loan was nil, respectively.

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
The Private Placement warrants were initially recognized as a liability at a fair value of $19.4 million and the Private Placement warrant liability was remeasured to fair value as of March 31, 2022 and 2021, resulting in a gain of $1.7 million and $4.6 million for the three months ended March 31, 2022 and 2021, respectively, classified within other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
The Private Placement warrants were valued using the following assumptions under the Black-Scholes option-pricing model:

	March 11, 2021	March 31, 2021	December 31, 2021	March 31, 2022
Stock price	$12.00	$8.50	$5.20	$4.60
Exercise price of warrant	$11.50	$11.50	$11.50	$11.50
Expected term (years)	5.00	4.95	4.19	3.95
Expected volatility	27.00%	43.00%	57.00%	56.81%
Risk-free interest rate	0.78%	0.92%	1.14%	2.55%

Public Warrants
CLA, in its IPO in August 2020, issued 20,000,000 units that each consisted one Class A ordinary share and one half warrant to purchase a Class A ordinary share, which the Company refers to as CLA warrants before the Merger and Public warrants after the Merger. These warrants may only be exercised for a whole number of shares, and no fractional warrants were issued or issuable upon separation of the units and only whole warrants will trade. The warrants became exercisable 12 months following the closing of the Company’s IPO, and will expire five years from the completion of the Merger, or earlier upon redemption or liquidation. Each Public warrant is exercisable at a price of $11.50 per share. On March 11, 2021, upon the closing of the Merger pursuant to the Merger Agreement (Note 1), each of the 9,999,996 outstanding warrants, as adjusted for any fractional warrants that were not issued upon separation, was converted automatically into a redeemable Public warrant to purchase one share of the Company’s common stock. The Public warrants were recognized as equity upon the Merger in the amount of $17.9 million.

Prior to their expiration, the Company may redeem the Public warrants at a price of $0.01 per warrant, provided that the closing price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which the Company gives proper notice of such redemption to the warrants holders.

Note 7. Commitments and Contingencies
Letters of credit
In connection with the lease agreements (collectively the “350 Treat Building Lease” and the “2741 16th Street Lease”), the Company obtained letters of credit from certain banks as required by the lease agreements. If the Company defaults under the terms of the applicable lease, the lessor will be entitled to draw upon the letters of credit in the amount necessary to cure the default. The amounts covered by the letters of credit are collateralized by certificates of deposit, which are included in restricted cash on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021. The outstanding amount of the letters of credit was $2.0 million as of March 31, 2022 and December 31, 2021.
Non-cancelable purchase commitments
As of March 31, 2022, the Company had non-cancelable purchase commitments to a third-party contract manufacturer for approximately $21.3 million and to other vendors for approximately $9.1 million.
Litigation
On June 10, 2021, the Company received a letter from the SEC notifying us of an investigation and document subpoena. The subpoena seeks documents regarding projected financial information in CLA’s Form S-4 registration statement filed on December 22, 2020. The Company has complied with the SEC’s requests to date; however, the SEC may request additional documents or information. Should the SEC pursue this matter further, it could have a material impact on our business and operations. At this time, we are unable to estimate the probability or the amount of liability, if any, related to this matter.

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

As of March 31, 2022 and December 31, 2021 there were no material litigation matters.
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
The Company has also entered into indemnity agreements pursuant to which it has indemnified its directors and officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or executive officer, other than liabilities arising from willful misconduct of the individual. To date, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnity agreements. The unaudited condensed consolidated financial statements do not include a liability for any potential obligations under the indemnification agreements at March 31, 2022 and December 31, 2021.

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
On March 11, 2021, upon the closing of the Transaction pursuant to the Merger Agreement (Note 1), all of the outstanding redeemable convertible preferred stock was converted to the Company’s common stock pursuant to the conversion rate effective immediately prior to the Transaction and the remaining amount was reclassified to additional paid-in capital. As of March 31, 2022 and December 31, 2021, the Company does not have any redeemable convertible preferred stock outstanding.
Note 9. Stock-based compensation
As of March 31, 2022, the Company has three equity incentive plans, the 2015 Stock Plan (the “2015 Plan”), the 2021 Incentive Award Plan (the “2021 Plan”) and the Sense 2017 Equity Incentive Plan (the “Sense Plan” and together the “Plans”).
The Plans provide for the grant of stock options, stock appreciation rights, restricted stock awards (“RSA”), restricted stock units (“RSU”), performance stock unit awards and other forms of equity compensation (collectively, “equity awards”). In addition, the 2021 Plan provides for the grant of performance bonus awards. All awards within the Plans may be granted to employees, including officers, as well as directors and consultants, within the limits defined in the Plans.
Certain employees have the right to early exercise unvested stock options, subject to rights held by the Company to repurchase unvested shares in the event of voluntary or involuntary termination. The Company accounts for cash received in consideration for the early exercise of unvested stock options as a non-current liability, included as a component of other liabilities in the Company’s condensed consolidated balance sheets.
On October 12, 2020, the Company issued $1.1 million partial recourse promissory notes to certain executives and employees. The promissory notes carried 0.38% annual cash interest and were due on the earliest of 9th anniversary of the date of issuance of the notes, or termination of employment of the executive/employee, or filing by the Company of a registration statement under the Securities Act of 1933, or promissory notes being prohibited under Section 13(k) of the Securities Exchange Act of 1934 or closing of change a in control of the Company. At issuance, the promissory notes were used to settle certain executives’ and employees’ obligations for 2,883,672 vested and 4,603,833 unvested ISOs that were exercised and no cash was exchanged. In March 2021, in connection with the close of the Merger, the Company forgave half of the respective obligations under the promissory notes for certain executives and required such noteholders to repay the remaining balance of $0.3 million under each of their respective notes. Additional compensation expense of $0.3 million was recognized in general and administrative expenses for the three months ended March 31, 2021 for the value of the loans forgiven. No obligations under the promissory notes for non-executive noteholders were outstanding as of March 31, 2022 and December 31, 2021.

Stock Options
Stock option activity for the three months ended March 31, 2022 is as follows:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—December 31, 2021	24,129,096	$1.01	8.6	$100,992
Options exercised	(797,380)	0.20
Options cancelled	(77,753)	4.21		$—
Outstanding—March 31, 2022	23,253,963	$1.03	8.3	$84,888
Vested and expected to vest—March 31, 2022	23,253,963	$1.03	8.3	$84,888
Exercisable—March 31, 2022	9,954,974	$0.80	8.1	$37,186
The following table summarizes information about stock options outstanding and exercisable at March 31, 2022.

	Options Outstanding			Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.18	5,037,657	8.3	$0.18	3,256,438	$0.18
$0.21	9,300,668	8.5	$0.21	3,454,922	$0.21
$1.42	7,524,114	8.5	$1.42	2,664,790	$1.42
$1.49	40,581	5.8	$1.49	40,418	$1.49
$5.24	705,146	4.0	$5.24	538,406	$5.24
$10.26	645,797	9.1	$10.26	—	$—
	23,253,963			9,954,974

As of March 31, 2022, there was approximately $21.2 million of unamortized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted average period of 2.4 years.
Restricted Stock Unit (“RSU”) Awards
A summary of RSU activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Unvested – December 31, 2021	9,326,572	$7.82
Granted during the period	3,983,474	4.25
Canceled during the period	(1,559,964)	6.44
Vested during the period	(828,921)	7.46
Unvested — March 31, 2022	10,921,161	$6.75

Stock compensation expense is recognized on a straight-line basis over the vesting period of each RSU. As of March 31, 2022, total compensation expense related to unvested RSUs granted to employees, but not yet recognized, was $68.1 million, with a weighted-average remaining vesting period of 3.2 years.

RSUs settle into shares of common stock upon vesting.

Stock-Based compensation expense

Stock-based compensation expense is included in costs and expenses as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$217	$118
Research and development	3,761	921
Sales and marketing	1,524	265
General and administrative	3,248	3,952
Total stock-based compensation	$8,750	$5,256

The following table summarizes stock-based compensation expense by award type (in thousands):

	Three Months Ended March 31,
	2022	2021
RSUs	$5,901	$313
Stock options	2,840	4,937
RSAs	9	6
Total stock-based compensation	$8,750	$5,256
Note 10. Net Loss Per Common Share
The following table sets forth the computation of basic and diluted net loss per common share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(32,397)	$(20,957)
Denominator:
Weighted average shares used to compute basic and diluted net loss per share	170,906,196	55,688,281
Net loss per common share—basic and diluted	$(0.19)	$(0.38)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	25,577,679	24,626,748
Public and private common stock warrants	15,999,900	15,999,996
Restricted Stock Units	8,597,445	959,874
Unvested early exercised common stock options	1,595,966	3,935,428
Unvested RSA	11,645	34,932
Vested and early exercised options subject to nonrecourse notes	—	1,761,436
Total	51,782,635	47,318,414

Note 11. Income taxes
The Company’s income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in the quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on the deferred tax assets as it is more likely than not that some, or all, of the Company’s deferred tax assets will not be realized. The Company continues to maintain a full valuation allowance against its net deferred tax assets. Due to tax losses and the offsetting valuation allowance, the income tax provision for the three months ended March 31, 2022 and 2021 was not material to the Company’s condensed consolidated financial statements.
Note 12. Revenue
Revenue from sale of lidar sensor kits, which are recognized at a point in time, was $8.6 million and $6.6 million in three months ended March 31, 2022 and 2021.
The following table presents total revenues by geographic area based on the location products were shipped to and services provided (in thousands):

	Three Months Ended March 31,
	2022	2021
United States	$2,863	$1,858
North and South America, excluding United States	456	366
Asia and Pacific	2,356	1,254
Europe, Middle East and Africa	2,883	3,133
Total	$8,558	$6,611
Note 13. Related Party Transactions
See Note 5, Debt for details of promissory notes issued by the Company to certain investors of the Company (or an affiliate thereof).
See Note 9, Stock-based compensation for details of partial recourse promissory notes issued by the Company to certain executives and employees.
Note 14. Subsequent Events
On April 29, 2022, the Company and its subsidiary, Sense, entered into a loan and security agreement with Hercules Capital, Inc. (“Hercules”) pursuant to which Hercules agreed to make available to the Company a secured term loan facility in the amount of up to $50.0 million, subject to certain terms and conditions. Advances under the loan and security agreement bear interest at the rate of interest equal to greater of either (i) (x) the prime rate as reported in The Wall Street Journal plus (y) 6.15%, and (ii) 9.40%, subject to compliance with financial covenants and other conditions. The loan and security agreement includes covenants, limitations, and events of default customary for similar facilities. The loan and security agreement matures on May 1, 2026.

In accordance with the terms of the loan and security agreement, $20.0 million was funded by Hercules on the closing date. The Company may borrow an additional $20.0 million on or before March 15, 2023, subject satisfying certain conditions. An additional $10.0 million may be drawn on or before June 15, 2023, subject to satisfying certain conditions relating to the achievement of trailing twelve month revenue and profit milestones.
On April 29, 2022, the Company entered into an At-Market-Issuance Sales Agreement pursuant to which the Company may, subject to the terms and conditions set forth in the agreement offer and sell, from time to time, through or to the agents, acting as agent or principal, shares of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $150.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of operations and financial condition of Ouster, Inc. (“we,” “us,” “our,” the “Company,” “Ouster”) should be read in conjunction with the information set forth in our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q, as well as our audited consolidated financial statements and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Ouster’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2022. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Ouster’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in Ouster’s Annual Report on Form 10-K dated and filed with the SEC on February 28, 2022.

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
Overview
We are a leading provider of high-resolution digital lidar sensors that offer advanced 3D vision to machinery, vehicles, robots, and fixed infrastructure assets, allowing each to understand and visualize the surrounding world and ultimately enabling safe operation and autonomy. We design and manufacture digital lidar sensors that we believe are the highest-performing, lowest-cost lidar solutions available today across each of our four target markets: industrial automation; smart infrastructure; robotics; and automotive. We shipped sensors to over 650 customers in the twelve months ended March 31, 2022.
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
Our product offering today includes our OS scanning product line and our DF solid-state product line. With our unique digital lidar technology, we offer numerous customization options across our products, all enabled by flexible technology and embedded software. Today we offer short, medium, and long-range lidar products at varying price points and with tailored capabilities to meet the different needs of our diverse customer base.
We believe the simplicity of our digital lidar design gives us a meaningful advantage in costs related to manufacturing, supply chain and production yields. The same digital lidar components underpin our entire product portfolio which drives economies of scale in our supply chains. With virtually unlimited software-defined products driving low-cost customization, we are able to increase stock keeping units (“SKUs”) for industry-specific applications, expanding our product offering with minimal manufacturing or inventory changes. We currently offer many different software-defined product SKUs, all based on this common architecture and shared core componentry. Additionally, we are successfully expanding our manufacturing capacity by outsourcing to our manufacturing partner, Benchmark Electronics, Inc. (“Benchmark”). Benchmark manufactures our products at its facility in Thailand, which we expect will reduce our product costs and allow us to rapidly scale production to meet our anticipated product demand. Based on cost quotes for our products in mass production, we believe our manufacturing costs to be lower than certain of our competitors, and we expect our manufacturing costs per unit to decrease further with higher volumes.
We have won and are actively negotiating several multi-year sales contracts, including certain Strategic Customer Agreements (“SCAs”), which establish a multi-year purchase and supply framework for Ouster and the customer, and include details about customer programs and applications where the customer intends to use Ouster products. SCAs also include multi-year non-binding customer forecasts (typically of three to five years in length) giving Ouster visibility to the customer's long-term purchasing requirements, mutually agreed upon pricing over the duration of the agreement, and, in certain cases, include multi-year binding purchase commitments.

We founded Ouster in 2015 with the invention of our high-performance digital lidar. Since then, we have grown to approximately 280 employees serving over 650 customers globally in the twelve months ended March 31, 2022. To continue to grow our business in the coming years, we have expanded and plan to continue to expand our sales and marketing efforts and our software development capabilities, and to accelerate sensor development efforts. We are headquartered in San Francisco, CA.
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
As a result of and upon the closing of the Merger, among other things, all shares of OTI Capital Stock (after giving effect to the OTI Warrant Settlement) outstanding immediately prior to the closing of the Merger together with shares of OTI common stock reserved in respect of options to purchase shares of OTI common stock and restricted shares of OTI common stock (together, the “OTI Awards”) outstanding immediately prior to the closing of the Merger that were converted into awards based on Ouster common stock, were cancelled in exchange for the right to receive, or the reservation of, an aggregate of $1.5 billion of shares of Ouster common stock (at a deemed value of $10.00 per share), which, in the case of OTI Awards, were shares underlying awards based on Ouster common stock, representing a fully-diluted pre-transaction shares. Upon the closing of the Merger, the Company received gross proceeds of $299.9 million from the Merger and private offering, offset by $8.5 million of pre-merger costs relating to CLA and transaction costs of $26.6 million.
Sense Acquisition
On October 22, 2021, we completed the acquisition of Sense Photonics, Inc. (“Sense”). Under the terms of the merger agreement, we acquired 100% of Sense and all of its property for approximately 10 million shares of Ouster common stock or approximately $63.0 million in equity value based on the closing price of $6.55 per share as of the day the transaction closed on October 22, 2021, inclusive of 0.8 million shares underlying assumed options, after closing adjustments. This acquisition is expected to help Ouster expand its presence in the automotive vertical by executing on our hiring goals and product roadmap on a faster timeline.

COVID-19 Impact
Beginning in 2020, the worldwide spread of the pandemic caused by the novel coronavirus (“COVID-19”), including its variants, and the measures intended to contain the spread of COVID-19, have resulted in a global slowdown of economic activity and caused disruptions to our business.
For example, our suppliers are located worldwide, and some of our key suppliers have been affected by the pandemic resulting in supply chain disruptions. We have experienced and continue to experience some unfavorable purchase price variance and situational expedite fees in order to meet production and delivery timelines. While we may see additional or new pressures on our supply chain both related and unrelated to the pandemic, we are actively taking steps to mitigate the impact of the materials shortages on our business.
At times during the pandemic, some customers have delayed orders and production schedules due to COVID-19. The pandemic continues to evolve, and the full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, research and development costs and personnel-related costs, will depend on future developments that are highly uncertain, including new information that may emerge concerning COVID-19, the impact of new variants of the disease and the actions taken to contain, prevent or treat COVID-19, rate and success of vaccination efforts, vaccination reticence, any resurgence of the pandemic in areas where we, Benchmark or our suppliers operate, and the economic impact on local, regional, national and international customers and markets.
Going forward, the situation remains uncertain, rapidly changing and hard to predict, and the COVID-19 pandemic may have a material negative impact on our future results.
Factors Affecting Our Performance
Supply Chain Continuity. Beginning in 2021, a surge in demand for electronics containing semiconductor chips and stockpiling of chips by certain companies created disruptions in the supply chain, which has resulted in a global chip shortage impacting our industry. Some chip manufacturers are estimating that this supply shortage may continue through mid-2023. These chip manufacturers are working to increase capacity in the future, and we are managing our inventory and working closely with our regular suppliers and customers to minimize the potential impacts of any supply shortages including by securing additional inventory. While we do not expect the shortage to have a material near-term impact on our ability to meet existing demand for our current products, the shortage adversely impacted our gross margins for the year ended December 31, 2021 and the three months ended March 31, 2022 and may continue to do so. We anticipate fluctuation in our cost of goods sold over the next 12-18 months as a result of ongoing supply chain constraints. These constraints have caused and may in the future cause us to implement certain temporary price surcharges. Over time, we expect our overall average selling prices to decline as our volume increases. If our mitigating efforts are not successful or the shortage continues or worsens in ways we did not anticipate, our ability to supply or improve our current products as well as our development and rollout of future products could also be adversely affected.
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

Customer’s Sales Volumes. Our customer base is diversified and we will continue to penetrate into diverse end markets to increase our sales volumes. Ultimately widespread adoption of our customers’ products that incorporate our lidar solutions will depend on many factors, including the size of our customers’ end markets, end market penetration of our customer’s products that incorporate our digital lidar solutions, our end customers’ ability to sell their products, and the financial stability and reputation of the customers. We believe our sales volume by customer depends on the end market demand for our customers’ products that incorporate our digital lidar solutions as well as our ability to grow our sales force.
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
Competition. Lidar is an emerging market, and there are competitors for the growing market. Competitors may offer lidar products at lower prices than ours, including pricing that may be below their cost, or may offer superior performing lidar products. These companies also compete with us indirectly by attempting to solve some of the same challenges with different technology. Established competitors in the market for lidar sensors have significantly greater resources and more experience than we do. These competitors have commercialized lidar technology that has achieved market adoption, strong brand recognition and may continue to improve in both anticipated and unanticipated ways. They may also enter, and have entered, into commercial relationships with key customers and potential customers and have built relationships and dependencies between themselves and those key customers and potential customers. This has created downward pressure on our ASPs, particularly in the Asia and Pacific region. We expect this pressure to continue to push our ASPs lower in the coming years. However, we believe that because of our complementary metal-oxide-semiconductor (“CMOS”), digital lidar technology, we are in the position to scale more rapidly than our analog competitors and leverage our scale to deliver positive gross margins.
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
The majority of our revenue comes from the sale of our digital lidar sensors and accessories both directly to end users and through distributors both domestically and internationally. We recognize revenue from product sales when the performance obligation of transferring control of the product to the customer has been met, generally when the product is shipped. We also recognize revenue by performing services related to product development and validation, and shipping; however, we do not expect product development and validation and license and services to be material components of revenue, cost of revenue or gross margin in the foreseeable future. Performance obligations related to services are generally recognized over time, based on cost-to-cost input basis or straight-line over time. Amounts billed to customers related to shipping and handling are classified as product revenue, and we have elected to recognize the cost of shipping activities that occur after control has transferred to the customer as a fulfillment cost rather than a separate performance obligation. All related costs are accrued and recognized within cost of revenue when the related revenue is recognized.
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
General and Administrative Expenses
General and administrative expenses consist of personnel-related expenses, including salaries, benefits, and stock-based compensation, of our executives and members of the board of directors, finance, human resource, IT, and legal departments as well as fees related to legal fees, patent prosecution, accounting, finance and professional services as well as insurance, and bank fees. Our absolute amount of general and administrative expense will grow over time; however, we expect the general and administrative spend as a percentage of revenue to decrease annually as our business grows. Near term increases in general and administrative expenses are expected to be related to hiring more personnel and consultants to support our growing international expansion and compliance with the applicable provisions of the Sarbanes-Oxley Act (“SOX”) and other U.S. Securities and Exchange Commission (“SEC”) rules and regulations.
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
Income Taxes
Our income tax provision consists of federal, state and foreign current and deferred income taxes. Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in the quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on its deferred tax assets as it is more likely than not that some, or all, of our deferred tax assets will not be realized. We continue to maintain a full valuation allowance against its net deferred tax assets. Income tax provision for the three months ended March 31, 2022 and 2021, respectively, was not material to the Company’s condensed consolidated financial statements.

Results of Operations:
The following table sets forth our condensed consolidated results of operations data for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Product revenue	$8,558	$6,611
Cost of product revenue (1)	5,967	4,868
Gross profit	2,591	1,743
Operating expenses (1):
Research and development	15,906	4,712
Sales and marketing	7,090	3,426
General and administrative	13,783	9,907
Total operating expenses	36,779	18,045
Loss from operations	(34,188)	(16,302)
Other (expense) income:
Interest income	154	1
Interest expense	—	(504)
Other income (expense), net	1,684	(4,152)
Total other expense, net	1,838	(4,655)
Loss before income taxes	(32,350)	(20,957)
Provision for income tax expense	47	—
Net loss	$(32,397)	$(20,957)
The following table sets forth the components of our condensed consolidated statements of operations and comprehensive loss data as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(% of total revenue)
Product revenue	100%	100%
Cost of product revenue (1)	70	74
Gross profit	30	26
Operating expenses (1):
Research and development	186	71
Sales and marketing	83	52
General and administrative	161	150
Total operating expenses	430	273
Loss from operations	(400)	(247)
Other (expense) income:
Interest income	2	—
Interest expense	—	(8)
Other income (expense), net	20	(63)
Total other expense, net	22	(71)
Loss before income taxes	(378)	(318)
Provision for income tax expense	1	—
Net loss	(379)%	(318)%

(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$217	$118
Research and development	3,761	921
Sales and marketing	1,524	265
General and administrative	3,248	3,952
Total stock-based compensation	$8,750	$5,256
Comparison of the three months ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,		Change	Change
	2022	2021	$	%
	(dollars in thousands)
Product revenue	$8,558	$6,611	$1,947	29%

Revenue by geographic location:
United States	$2,863	$1,858	$1,005	54%
North and South America, excluding United States	456	366	90	25
Asia and Pacific	2,356	1,254	1,102	88
Europe, Middle East and Africa	2,883	3,133	(250)	(8)
Total	$8,558	$6,611	$1,947	29%
Product Revenue
Product revenue increased by $1.9 million, or 29%, to $8.6 million for the three months ended March 31, 2022 from $6.6 million for the comparable period in the prior year. The increase in product revenue was driven by an increase in volume of 58%, which we attribute primarily to the expansion of our sales team into new geographic regions and the increase of high volume, long-term deals as some of our customers begin to move into a production stage with their autonomous products. Our average selling price declined by 20% as we moved towards negotiated customer pricing with customers reaching the production stage with their autonomous products and we expect reductions in the cost of goods sold as we grow our volumes.
Geographic Locations
Revenue increased across the geographic regions of United States; North and South America, excluding United States; and Asia and Pacific; by $1.0 million, $0.1 million, and $1.1 million, respectively. The revenue increases in those geographic regions were a result of recent sales expansion. Revenue decreased in Europe, Middle East and Africa due to a large one time contract which was fulfilled during the three months ended March 31, 2021 and represented 57% of the revenue from Europe, Middle East and Africa in the first quarter of 2021.
Cost of Product Revenue and Gross Margin

	Three Months Ended March 31,		Change	Change
	2022	2021	$	%
	(dollars in thousands)
Cost of product revenue	$5,967	$4,868	$1,099	23%

Cost of Product Revenue and Gross Margin
Cost of product revenue increased by $1.1 million, or 23%, to $6.0 million for the three months ended March 31, 2022 from $4.9 million for the comparable period in the prior year and cost per unit decreased by 23%. The increase in cost of product revenue was primarily due to an increase of $0.5 million purchase price variance due to the supply chain shortage, increases related to volume of $1.0 million in material costs, $0.1 million in freight costs and $1.1 million in manufacturing overhead costs and an increase of $0.1 million in cost per unit in freight. The increases were partially offset by a decrease of $1.7 million in per unit costs of materials, labor and overhead and other costs related to product revenue.
Gross margin increased from 26% for the three months ended March 31, 2021 to 30% for the three months ended March 31, 2022. The increase in product gross margin is due to the 23% decrease in cost per unit partially offset by the 20% decrease in average selling price.
Operating Expenses

	Three Months Ended March 31,		Change	Change
	2022	2021	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$15,906	$4,712	$11,194	238%
Sales and marketing	7,090	3,426	3,664	107
General and administrative	13,783	9,907	3,876	39
Total operating expenses:	$36,779	$18,045	$18,734	104%
Research and Development
Research and development expenses increased by $11.2 million, or 238%, to $15.9 million for the three months ended March 31, 2022 from $4.7 million for the comparable period in the prior year. The increase was primarily attributable to a $4.6 million increase in payroll and benefits related costs, a $2.9 million increase in stock-based compensation expense, a $2.4 million increase in contractor, prototype, and equipment costs related to product development, a $0.7 million in depreciation and amortization expense, and a $0.6 million increase in other materials and supplies, facilities, professional fees and other miscellaneous costs attributable to research and development functions.
Sales and Marketing
Sales and marketing expenses increased by $3.7 million, or 107%, to $7.1 million for the three months ended March 31, 2022 from $3.4 million for the comparable period in the prior year. The increase was primarily attributable to an increase of $2.1 million in payroll and personnel-related costs and $1.3 million in stock-based compensation expense driven by the addition of sales personnel in all our global regions, as well as a $0.3 million increase in other expenses associated with our marketing and business development programs.
General and Administrative
General and administrative expenses increased by $3.9 million, or 39%, to $13.8 million for the three months ended March 31, 2022 from $9.9 million for the comparable period in the prior year. The increase was primarily due to an increase of $1.4 million in payroll and personnel-related costs, an increase of $1.3 million in insurance premiums, an increase of $0.6 million in depreciation expenses, an increase of $0.5 million in professional services fees, and an increase of $0.8 million in office, facility and other expenses, partially offset by a decrease of $0.7 million in stock based compensation expenses.

Interest Income, Interest Expense and Other Income (Expense), Net

	Three Months Ended March 31,		Change	Change
	2022	2021	$	%
	(dollars in thousands)
Interest income	$154	$1	$153	*
Interest expense	—	(504)	504	(100)
Other income (expense), net	1,684	(4,152)	5,836	(141)
*Not meaningful
Interest income was $0.2 million for the three months ended March 31, 2022 compared to $0.001 million for the comparable period in the prior year. This increase in interest income was primarily related to an increase in our cash and cash equivalent balances.
Interest expense was nil for the three months ended March 31, 2022 compared to $0.5 million for the comparable period in the prior year. The decrease was primarily because we recorded interest expense on our debt and convertible notes and amortization of debt issuance costs and discount for the comparable period in the prior year.
Other income (expense), net was $1.7 million for the three months ended March 31, 2022 compared to $4.2 million for the comparable period in the prior year. During the three months ended March 31, 2022, we recorded a gain of $1.7 million for the fair value change of Private Placement warrant liability which was offset by $0.1 million gain from disposal of property and equipment. During the three months ended March 31, 2021, we recorded a loss of $8.8 million for the fair value change of redeemable convertible preferred stock warrant liability, partially offset by a gain of $4.7 million for the fair value change of Private Placement warrant liability which was recorded as other income.
Income Taxes
We were subject to income tax in the United States, California, and miscellaneous foreign jurisdictions for the three months ended March 31, 2022 and 2021. Our income tax expense for three months ended March 31, 2022 and 2021 was not material to the Company’s condensed consolidated financial statements.
Liquidity and Capital Resources
Sources of Liquidity

Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, public company costs and general corporate needs. We expect these needs to continue as we develop and grow our business. Prior to the Merger, we primarily funded our operations from the net proceeds from sales of our preferred convertible stock and convertible notes, borrowing under our loan and security agreement with Runway Growth Credit Fund, Inc. and product revenue. Upon closing of the Merger, we received gross proceeds of $299.9 million from the Merger and private offering, offset by $8.5 million of pre-merger costs relating to CLA and transactions costs of $26.6 million.

On April 29, 2022, we entered into an open market sale agreement with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc., pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $150.0 million under an “at the market” offering program (the “ATM Offering”). Subject to the terms and conditions of the agreement, we may sell the shares in amounts and at times to be determined by us but we have no obligation to sell any of the shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common stock, capital needs and determinations by us of the appropriate sources of its funding. We currently intend to use the net proceeds from any sale of shares pursuant to the ATM Offering for working capital and general corporate purposes.

On April 29, 2022, we entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”). The Loan Agreement provides us with the term loan of up to $50.0 million, subject to terms and conditions. $20.0 million has been drawn to date under the Loan Agreement, and can be used for general working capital purposes. For additional information, see “Debt Arrangements” below.

Our principal sources of liquidity are expected to be our cash and cash equivalents, cash generated from product revenues, sales of common stock under our at-the market equity offering program and our loan agreement executed with Hercules.

As of March 31, 2022, we had an accumulated deficit of $335.8 million and cash and cash equivalents of $160.8 million. We have experienced recurring losses from operations, and negative cash flows from operations, and we expect to continue operating at a loss and to have negative cash flows from operations for the foreseeable future. We believe our cash and cash equivalents on hand, together with cash we expect to generate from future operations, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. However, because we are in the growth stage of our business and operate in an emerging field of technology, we expect to continue to invest in research and development and expand our sales and marketing teams worldwide. We are likely to require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, the widespread COVID-19 pandemic, including variants, has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.
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
Debt Arrangements
On November 27, 2018, we entered into a Loan and Security Agreement with Runway Growth Credit Fund, Inc. (“Runway Loan and Security Agreement”) and borrowed $10.0 million per the terms of that agreement with a loan maturity date of November 15, 2021. The loan carried an interest rate equal to LIBOR plus 8.50%. We repaid $3.0 million of the loan in August 2020. On March 26, 2021 we terminated the Runway Loan and Security Agreement and repaid the $7.0 million principal amount outstanding as well as interest and fees amounting to $0.4 million. We incurred no prepayment fees in connection with the termination and all liens and security interests securing the loan made pursuant to the Runway Loan and Security Agreement were released upon termination. As of March 31, 2022 and December 31, 2021, the outstanding principal balance of the loan was nil.
As described above, on April 29, 2022, we entered into the Loan Agreement with Hercules. The Loan Agreement provides us with a term loan facility of up to $50.0 million, subject to terms and conditions (the “Term Loan Facility”). $20.0 million has been drawn to date under the Loan Agreement, and can be used for general working capital purposes. We may borrow an additional $20.0 million on or before March 15, 2023, subject satisfying certain conditions. An additional $10.0 million may be drawn on or before June 15, 2023, subject to satisfying certain conditions relating to the achievement of trailing twelve month revenue and profit milestones.
Advances under the Term Loan Facility bear interest at the rate of interest equal to greater of either (i) (x) the prime rate as reported in The Wall Street Journal plus (y) 6.15%, and (ii) 9.40%, subject to compliance with financial covenants and other conditions. The Loan Agreement includes covenants, limitations, and events of default customary for similar facilities. The Loan Agreement matures on May 1, 2026.
Interest on amounts borrowed under the Loan Agreement is payable on a monthly basis until June 1, 2025. After June 1, 2025, payments consist of equal monthly installments of principal and interest payable until the secured obligations are repaid in full. However, if the Company achieves certain equity proceed, revenue or profit targets for the twelve-month period ending December 31, 2023, then the interest-only payments will continue and the Company will be obligated to repay the aggregate principal amount on May 1, 2026. The entire principal balance and all accrued but unpaid interest hereunder, shall be due and payable on May 1, 2026. On the earliest to occur of May 1, 2026, the date on which the obligations under the Loan Agreement are paid and the date on which such obligations become due and payable, the Company is also required to pay Hercules an end of term charge from $1.5 million to $3.7 million, depending on the amount borrowed.

The Company may prepay the principal of any advance made pursuant to the terms of the Term Loan Facility at any time subject to a prepayment charge equal to: 2.50%, if such advance is prepaid in any of the first 12 months following the Closing Date, 1.50%, if such advance is prepaid after 12 months but prior to 24 months following the Closing Date, and 1.0%, if such advance is prepaid anytime thereafter.
If the Company fails to maintain an unrestricted cash balance of $60 million, the Loan Agreement has a revenue financial covenant that requires the Company to achieve certain trailing twelve-month revenue targets tested quarterly.
All obligations under the Loan Agreement are unconditionally guaranteed by the Company’s subsidiary Sense Photonics, Inc. The Term Loan Facility is secured by substantially all of the Company’s and the guarantors’ existing and after-acquired assets, including all intellectual property, all securities in existing and future domestic subsidiaries and 65.0% of the securities in foreign subsidiaries, subject to certain exceptions and exclusions.
The Loan Agreement contains customary covenants for transactions of this type and other covenants agreed to by the parties, including, among others, (i) the provision of annual, quarterly and monthly financial statements, management rights and insurance policies and (ii) restrictions on incurring debt, granting liens, making acquisitions, making loans, paying dividends, dissolving, and entering into leases and asset sales. The Loan Agreement also provides for customary events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, change of control, judgment and material adverse effect defaults.
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the condensed consolidated balance sheet as of March 31, 2022, while others are considered future commitments. Our contractual obligations primarily consist of non-cancelable purchase commitments with various parties to purchase goods or services, primarily inventory, entered into in the normal course of business and operating leases. For information regarding our other contractual obligations, refer to Note 7, Commitments and Contingencies and our Annual Report on Form 10-K as filed with the SEC on February 28, 2022.
Cash Flow Summary

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$(21,827)	$(12,399)
Investing activities	(141)	(597)
Financing activities	119	258,799
Operating Activities
During the three months ended March 31, 2022, operating activities used $21.8 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $32.4 million, impacted by our non-cash charges of $10.1 million primarily consisting of stock-based compensation of $8.8 million, a $1.7 million change in fair value of warrant liabilities, depreciation and amortization of $2.4 million, change in right-of-use asset of $0.6 million, inventory write down of $0.2 million and gain from disposal of property and equipment of $0.1 million. The changes in our operating assets and liabilities of $0.4 million were primarily due to a decrease in prepaid expenses and other assets of $2.5 million, a decrease in operating lease liability of $0.8 million, an increase in inventories of $4.4 million, an increase in accounts payable and accrued and other liabilities of $2.3 million, and a decrease in accounts receivable of $0.8 million.
During the three months ended March 31, 2021, operating activities used $12.4 million in cash. Non-cash charges of 11.3 million primarily consisting of stock-based compensation of $5.3 million, a $4.1 million change in fair value of warrant liabilities, depreciation and amortization of $1.1 million, change in right-of-use asset of $0.5 million, interest expense and amortization of debt issuance costs and debt discount of $0.3 million. The changes in our operating assets and liabilities of $2.8 million were primarily due to an increase in prepaid expenses and other assets of $1.2 million, a decrease in operating lease liability of $0.7 million, an increase in inventories of $0.5 million, a decrease in accounts payable and accrued and other liabilities of $0.3 million, and an increase in accounts receivable of $0.1 million.

Investing Activities
During the three months ended March 31, 2022, cash used in investing activities was $0.1 million, which was related to purchases of property and equipment, partially offset by sales of property and equipment.
During the three months ended March 31, 2021, cash used in investing activities was $0.6 million, which was related to purchases of property and equipment.
Financing Activities
During the three months ended March 31, 2022, cash provided by financing activities was $0.1 million, consisting primarily of proceeds from exercise of stock options of $0.2 million, partially offset by repurchase of shares of common stock and taxes paid related to net share settlement of equity awards of $0.1 million.
During the three months ended March 31, 2021, cash provided by financing activities was $258.8 million consisting primarily of $291.5 million proceeds (net of $8.4 million of pre-Merger costs relating to CLA) from the Merger and PIPE Investment offset by offerings costs of $26.1 million, and proceeds from exercise of stock options of $0.5 million, partially offset by repayment of debt of $7.0 million. There were promissory notes to related parties of $5.0 million that were issued and repaid during the three months ended March 31, 2021.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to our critical accounting policies since the filing of our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Interest Rate Risk
As of March 31, 2022, we had cash and cash equivalents of approximately $160.8 million, out of which $153.0 million consisted of institutional money market funds, which carries a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio. In addition, subsequent to quarter end, we received $20.0 million under the Loan Agreement. These borrowings bear interest at variable rates which will carry interest rate risk going forward.
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

Item 4. Controls and Procedures
Limitations on effectiveness of controls and procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to the material weaknesses in our internal control over financial reporting described below.
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

We have taken several measures to remediate the foregoing material weaknesses. To date, our efforts have included the following:
•Recruiting additional personnel with appropriate internal controls and accounting knowledge and experience commensurate with our accounting and reporting requirements, in addition to engaging and utilizing third party consultants and specialists.
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
Changes in Internal Control over Financial Reporting
Other than execution of the material weakness remediation plan activities described above, there has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
On June 10, 2021, we received a letter from the SEC notifying us of an investigation and document subpoena. The subpoena seeks documents regarding projected financial information in CLA’s Form S-4 registration statement filed on December 22, 2020. We have complied with the SEC’s requests to date; however, the SEC may request additional documents or information. Should the SEC pursue this matter further, it could have a material impact on our business and operations.
From time to time, we have been and may again become involved in legal proceedings arising in the ordinary course of our business. There is no material litigation, arbitration or governmental proceeding currently pending or to Ouster’s knowledge, threatened against us or any members of Ouster’s management team in their capacity as such. See Part I, Item 1 “Financial Statements (Unaudited) — Note 7. Commitments and Contingencies”
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
We did not sell any securities during the three months ended March 31, 2022 that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
We did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act during the three months ended March 31, 2022.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference

		Form	File No.	Exhibit	Filing Date	Filed/ Furnished herewith
2.1†	Agreement and Plan of Merger, dated as of December 21, 2020, by and among the Company, Beam Merger Sub, Inc. and Ouster, Inc.	S-4/A	333-251611	2.1	2/10/2021
3.1	Certificate of Incorporation of Ouster, Inc.	S-4 POS	333-251611	3.1	3/10/2021
3.2	Bylaws of Ouster, Inc.	S-4 POS	333-251611	3.2	3/10/2021
10.1^	Loan and Security Agreement, dated April 29, 2022, by and between the Company, Sense Photonics, Inc. and Hercules Capital, Inc.					*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________

†	The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.
^	Certain portions of this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K or redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ouster, Inc.
Date: May 6, 2022	By:	/s/ Anna Brunelle
	Name:	Anna Brunelle
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)