Form 10-Q
period 2022-06-30
Ouster, Inc.
filed 2022-08-05
CIK 1816581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of August 4, 2022, the registrant had 181,719,695 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Ouster, Inc. (the “Company”, “Ouster,” or “we”) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding Ouster’s future operating results and financial position, its business strategy and plans, potential acquisitions, market growth and trends, and its objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” “aim,” “forecast,” “should,” “can have,” “likely,” and similar expressions are intended to identify forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and trends that it believes may affect its financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including Ouster’s limited operating history and history of losses; the negotiating power and product standards of its customers; fluctuations in its operating results; supply chain constraints and challenges; cancellation or postponement of contracts or unsuccessful implementations; the adoption of its products and the growth of the lidar market generally; its ability to grow its sales and marketing organization; substantial research and development costs needed to develop and commercialize new products; the competitive environment in which it operates; selection of its products for inclusion in target markets; its future capital needs and ability to secure additional capital on favorable terms or at all; its ability to use tax attributes; its dependence on key third party suppliers, in particular Benchmark Electronics, Inc., and manufacturers; its ability to maintain inventory and the risk of inventory write-downs; inaccurate forecasts of market growth; its ability to manage growth; the creditworthiness of its customers; risks related to acquisitions; risks related to international operations; risks of product delivery problems or defects; costs associated with product warranties; its ability to maintain competitive average selling prices or high sales volumes or reduce product costs; conditions in its customers’ industries; its ability to recruit and retain key personnel; its use of professional employer organizations; its ability to adequately protect and enforce its intellectual property rights; its ability to effectively respond to evolving regulations and standards; risks related to operating as a public company; risks related to the COVID-19 pandemic; and risks related to certain of its warrants being accounted for as liabilities. Other risk factors include the important factors described in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2022, that may cause its actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OUSTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$159,707	$182,644
Restricted cash, current	977	977
Accounts receivable, net	9,382	10,723
Inventory	17,181	7,448
Prepaid expenses and other current assets	7,539	5,566
Total current assets	194,786	207,358
Property and equipment, net	8,393	10,054
Operating lease, right-of-use assets	14,369	15,156
Goodwill	51,151	51,076
Intangible assets, net	20,408	22,652
Restricted cash, non-current	1,088	1,035
Other non-current assets	355	371
Total assets	$290,550	$307,702
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$5,825	$4,863
Accrued and other current liabilities	14,520	14,173
Operating lease liability, current portion	3,067	3,067
Total current liabilities	23,412	22,103
Operating lease liability, long-term portion	15,191	16,208
Warrant liabilities (at June 30, 2022 and December 31, 2021 related party $172 and $2,669, respectively)	492	7,626
Debt	19,119	—
Other non-current liabilities	1,365	1,065
Total liabilities	59,579	47,002
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.0001 par value per share; 100,000,000 shares authorized at June 30, 2022 and December 31, 2021; Nil shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively (aggregate liquidation preference of nil at June 30, 2022 and December 31, 2021, respectively)	—	—
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at June 30, 2022 and December 31, 2021; 181,424,515 and 172,200,417 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	18	17
Additional paid-in capital	594,800	564,045
Accumulated deficit	(363,753)	(303,356)
Accumulated other comprehensive loss	(94)	(6)
Total stockholders’ equity	230,971	260,700
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$290,550	$307,702

The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Product revenue	$10,329	$7,360	$18,887	$13,971
Cost of product revenue	7,547	5,465	13,514	10,333
Gross profit	2,782	1,895	5,373	3,638
Operating expenses:
Research and development	15,893	6,474	31,799	11,186
Sales and marketing	7,563	4,614	14,653	8,040
General and administrative	12,515	12,197	26,298	22,104
Total operating expenses	35,971	23,285	72,750	41,330
Loss from operations	(33,189)	(21,390)	(67,377)	(37,692)
Other (expense) income:
Interest income	344	139	498	140
Interest expense	(444)	—	(444)	(504)
Other income (expense), net	5,326	(10,760)	7,010	(14,912)
Total other expense, net	5,226	(10,621)	7,064	(15,276)
Loss before income taxes	(27,963)	(32,011)	(60,313)	(52,968)
Provision for income tax expense	37	—	84	—
Net loss	$(28,000)	$(32,011)	$(60,397)	$(52,968)
Other comprehensive loss
Foreign currency translation adjustments	$(76)	$—	$(88)	$—
Total comprehensive loss	$(28,076)	$(32,011)	$(60,485)	$(52,968)
Net loss per common share, basic and diluted	$(0.16)	$(0.21)	$(0.35)	$(0.50)
Weighted-average shares used to compute basic and diluted net loss per share	175,057,360	155,923,689	172,965,833	106,070,590
The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance — December 31, 2021	—	$—	172,200,417	$17	$564,045	$(303,356)	$(6)	$260,700
Issuance of common stock upon exercise of stock options	—	—	822,702	—	209	—	—	209
Issuance of common stock upon exercise of restricted stock awards - net of tax withholding	—	—	812,491	—	(59)	—	—	(59)
Repurchase of common stock	—	—	(233,107)	—	(31)	—	—	(31)
Stock-based compensation expense	—	—	—	—	8,750	—	—	8,750
Vesting of early exercised stock options	—	—	—	—	19	—	—	19
Net loss	—	—	—	—	—	(32,397)	—	(32,397)
Other Comprehensive loss	—	—	—	—	—	—	(12)	(12)
Balance — March 31, 2022	—	—	173,602,503	17	572,933	(335,753)	(18)	237,179
Proceeds from at-the-market offering, net of commissions and fees of $451 and issuance costs of $546	—	—	6,749,344	1	14,021	—	—	14,022
Issuance of common stock upon exercise of stock options	—	—	234,241	—	45	—	—	45
Issuance of common stock upon exercise of restricted stock awards	—	—	950,858	—	—	—	—	—
Repurchase of common stock	—	—	(57,301)	—	(12)	—	—	(12)
Vesting of early exercised stock options	—	—	—	—	52	—	—	52
Cancellation of Sense acquisition shares	—	—	(55,130)	—	(358)	—	—	(358)
Stock-based compensation expense	—	—	—	—	8,119	—	—	8,119
Net loss	—	—	—	—	—	(28,000)	—	(28,000)
Other Comprehensive loss	—	—	—	—	—	—	(76)	(76)
Balance — June 30, 2022	—	$—	181,424,515	$18	$594,800	$(363,753)	$(94)	$230,971

The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
(unaudited)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock			Additional Paid-in- Capital	Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ Equity (Deficit)
	Shares (1)	Amount	Shares (1)	Amount
Balance — December 31, 2020	88,434,754	$39,225	33,327,294	$—		$133,468	$(209,375)	$—	(75,907)
Issuance of common stock upon exercise of stock options		—	727,114	1		189	—	—	190
Repurchase of common stock		—	(220,561)	—		(43)	—	—	(43)
Issuance of redeemable convertible preferred stock upon exercise of warrants	4,232,947	58,097	—	—		—	—	—	—
Conversion of redeemable convertible preferred stock to common stock	(92,667,701)	(97,322)	92,667,701	12		97,322	—	—	97,334
Issuance of common stock upon merger and private offering, net of acquired private placement warrants of $19,377	—	—	34,947,657	3		272,061	—	—	272,064
Offering costs in connection with the merger	—	—	—	—	—	(26,620)	—	—	(26,620)
Vesting of early exercised stock options	—	—	—	—		438	—	—	438
Stock-based compensation expense	—	—	—	—		5,256	—	—	5,256
Net loss	—	—	—	—		—	(20,957)	—	(20,957)
Balance — March 31, 2021	—	—	161,449,205	16		482,071	(230,332)	—	251,755
Vesting of early exercised stock options	—	—	—	—		104	—	—	104
Stock-based compensation expense	—	—	—	—		6,154	—	—	6,154
Net loss	—	—	—	—		—	(32,011)	—	(32,011)
Balance — June 30, 2021	—	$—	161,449,205	$16		$488,329	$(262,343)	$—	$226,002
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

The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(60,397)	$(52,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,739	2,254
Stock-based compensation	16,869	11,410
Change in right-of-use asset	1,358	1,047
Interest expense	402	36
Amortization of debt issuance costs and debt discount	42	250
Change in fair value of warrant liabilities	(7,134)	14,898
Inventory write down	447	144
Gain from disposal of property and equipment	(100)	—
Changes in operating assets and liabilities:
Accounts receivable	1,341	(2,344)
Inventory	(10,180)	(48)
Prepaid expenses and other assets	(1,957)	(37)
Accounts payable	1,094	(3,317)
Accrued and other liabilities	(329)	1,692
Operating lease liability	(1,588)	(1,363)
Net cash used in operating activities	(55,393)	(28,346)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property & equipment	275	—
Purchases of property and equipment	(1,277)	(659)
Net cash used in investing activities	(1,002)	(659)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the merger and private offering	—	291,454
Payment of offering costs	—	(27,124)
Repayment of debt	—	(7,000)
Proceeds from issuance of promissory notes to related parties	—	5,000
Repayment of promissory notes to related parties	—	(5,000)
Repurchase of common stock	(43)	(43)
Proceeds from exercise of stock options	252	504
Proceeds from borrowings, net of debt discount and issuance costs	19,077	—
Proceeds from the issuance of common stock under at-the-market offering, net of commissions and fees	14,568	—
At-the-market offering costs for the issuance of common stock	(196)	—
Taxes paid related to net share settlement of restricted stock awards	(59)	—
Net cash provided by financing activities	33,599	257,791
Effect of exchange rates on cash and cash equivalents	(88)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(22,884)	228,786
Cash, cash equivalents and restricted cash at beginning of period	184,656	12,642
Cash, cash equivalents and restricted cash at end of period	$161,772	$241,428
SUPPLEMENTAL DISCLOSURES OF OPERATING ACTIVITIES:
Cash paid for interest	$184	$635
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accrued liabilities	$45	$178
Private placement warrants acquired as part of the merger	$—	$19,377
Issuance of redeemable convertible preferred stock upon exercise of warrants	$—	$58,097
Conversion of redeemable convertible preferred stock to common stock	$—	$97,322
Right-of-use assets obtained in exchange for operating lease liability	$571	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 – Description of Business and Basis of Presentation
Description of Business
Ouster, Inc. was incorporated in the Cayman Islands on June 4, 2020 as “Colonnade Acquisition Corp”. Following the closing of the business combination in March 2021, the Company domesticated as a Delaware corporation and changed its name to “Ouster, Inc.” The Company’s prior operating subsidiary, Ouster Technologies, Inc. (“OTI” and prior to the Merger (as defined below)), was incorporated in the state of Delaware on June 30, 2015. The Company is a leading provider of high-resolution digital lidar sensors that offer advanced 3D vision to machinery, vehicles, robots, and fixed infrastructure assets, allowing each to understand and visualize the surrounding world and ultimately enabling safe operation and ubiquitous autonomy. Unless the context otherwise requires, references in this subsection to “the Company” refer to the business and operations of OTI (formerly known as Ouster, Inc.) and its consolidated subsidiaries prior to the Merger (as defined below) and to Ouster, Inc. (formerly known as Colonnade Acquisition Corp.) and its consolidated subsidiaries following the consummation of the Merger.

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

The unaudited condensed consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results of operations for the periods shown. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021 and the notes related thereto, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2022. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with US GAAP have been condensed or omitted from this report, as is permitted by applicable rules and regulations. The results of operations for any interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future years or interim periods.

Impact of the COVID-19 Pandemic
Ouster has been actively monitoring the COVID-19 pandemic on a global scale and continues to evaluate the long-term impacts on the business while keeping abreast of the latest developments, particularly the variants of the virus, to ensure preparedness for Ouster’s employees and its business. We maintain our commitment to protecting the health and safety of our employees and customers. We continue to adapt and enhance our safety protocols as we follow the guidance from local authorities. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, research and development costs and employee-related amounts, will depend on future events that are uncertain, including as a result of new information that continues to emerge concerning the virus, its variants, the deployment and effectiveness of vaccination roll-outs, vaccination hesitancy, therapeutics, and the actions taken to contain the virus or treat it, as well as the economic impact on local, regional, national and international customers and markets. Thus, the Company is not able to estimate the future consequences on its operations, its financial condition, or its liquidity.

Liquidity
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. The Company has experienced recurring losses from operations, and negative cash flows from operations. As of June 30, 2022, the Company had an accumulated deficit of approximately $363.8 million. The Company has historically financed its operations primarily through the Merger and related transactions, the sale of convertible notes, equity securities, proceeds from debt and, to a lesser extent, cash received from sales. Management expects significant operating losses and negative cash flows from operations to continue for the foreseeable future. The Company expects to continue investing in product development and sales and marketing activities. The long-term continuation of the Company’s business plan is dependent upon the generation of sufficient revenues from its products to offset expenses and its ability to raise more capital. In the event that the Company does not generate sufficient cash flows from operations and is unable to obtain funding, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs or ability to continue operations. The Company has concluded that its cash and cash equivalents as of June 30, 2022 will be sufficient for the Company to continue as a going concern for at least one year from the date these unaudited condensed consolidated financial statements are available for issuance.

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

At the Market Issuance Sales Agreement
On April 29, 2022, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc., pursuant to which the Company may offer and sell, from time to time, through or to the agents, acting as agent or principal, shares of the Company’s common stock having an aggregate offering price of up to $150 million under the Company’s Form S-3 registration statement. From the date of the ATM Agreement through June 30, 2022, the Company sold 6,749,344 shares at a weighted-average sales price of $2.16 per share, resulting in cumulative gross proceeds to the Company totaling approximately $15.0 million before deducting offering expenses and sales commissions. Cumulative net proceeds to the Company totaled approximately $14.0 million after deducting commissions and offering expenses. The remaining availability under the ATM Agreement as of June 30, 2022 is approximately $135.0 million.

Loan and Security Agreement
On April 29, 2022, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules. The Loan Agreement provides with the term loan of up to $50.0 million, subject to terms and conditions. The Company borrowed the first initial tranche of $20.0 million on April 29, 2022. The Company may borrow an additional $20.0 million on or before March 15, 2023, subject satisfying certain conditions. An additional $10.0 million may be drawn on or before June 15, 2023, subject to satisfying certain conditions relating to the achievement of trailing twelve month revenue and profit milestones.

For additional information, see Note 5, Debt.
Note 2 – Summary of Significant Accounting Policies
During the six months ended June 30, 2022, there were no significant changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2022, except for the changes described below. The Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.

Deferred Debt Financing Costs
Financing costs incurred in connection with a loan and security agreement with Hercules Capital, Inc. (“Hercules”) are deferred and amortized using the effective interest rate method over the life of the respective agreement. Any discount or premium on the issuance of any debt is amortized using the effective interest method over the life of the respective debt security.
The Company presents deferred debt financing costs on the balance sheet as a contra-liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.

Recently Issued and Adopted Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06). ASU 2020-06 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU also simplify the guidance in ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The new standard became effective for the Company for annual periods beginning December 15, 2021. The Company adopted this ASU as of January 1, 2022 using a modified retrospective method of transition, which did not have an impact on its condensed consolidated financial statements and related disclosures.
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

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist primarily of cash, cash equivalents, restricted cash, and accounts receivable. Cash, cash equivalents, and restricted cash are deposited with federally insured commercial banks in the United States; and at times, cash balances may be in excess of federal insurance limits. The Company generally does not require collateral or other security deposits for accounts receivable.
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
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable was as follows:

	June 30, 2022	December 31, 2021
Customer A	*	11%
Customer B	10%	*
* Customer accounted for less than 10% of total accounts receivable in the period.

Revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Customer C	*	*	*	15%
* Customer accounted for less than 10% of total revenue in the period.

Concentrations of Supplier Risk
Purchases from the Company’s major suppliers representing 10% or more of total purchases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Supplier A	*	12%	*	*
Supplier B	38%	14%	37%	15%
* Supplier accounted for less than 10% of total purchases in the period.

Supplier B accounted for 75% and 55% of total accounts payable balance as of June 30, 2022 and December 31, 2021.
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
As of June 30, 2022 and December 31, 2021, the Company’s Level 3 liabilities consisted of the Private Placement warrant liability. The determination of the fair value of warrant liability is discussed in Note 6.
The following table provides information by level for the Company’s assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$156,851	$—	$—	$156,851
Total financial assets	$156,851	$—	$—	$156,851
Liabilities
Warrant liabilities	$—	$—	$492	$492
Total financial liabilities	$—	$—	$492	$492

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$177,513	$—	$—	$177,513
Total financial assets	$177,513	$—	$—	$177,513
Liabilities
Warrant liabilities	$—	$—	$7,626	$7,626
Total financial liabilities	$—	$—	$7,626	$7,626
Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices.
The fair value of the redeemable convertible preferred stock warrant, redeemable convertible preferred stock tranche and Private Placement warrant liabilities is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the warrant liabilities, the Company used the Black-Scholes option pricing model to estimate the fair value using unobservable inputs, including the expected term, expected volatility, risk-free interest rate and dividend yield (see Note 6).
The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

	Redeemable Convertible Preferred Stock Warrant Liability	Private Placement Warrant Liability
Fair value as of December 31, 2021	$—	$7,626
Change in the fair value included in other income (expense), net	—	(7,134)
Fair value as of June 30, 2022	$—	$492

Fair value as of December 31, 2020	(49,293)	—
Private placement warrant liability acquired as part of the merger	—	(19,377)
Change in the fair value included in other income (expense), net	(8,804)	(6,094)
Issuance of preferred stock upon exercise of warrants	58,097	—
Fair value as of June 30, 2021	$—	$(25,471)
Disclosure of Fair Values
Financial instruments that are not re-measured at fair value include accounts receivable, accounts payable, accrued and other current liabilities and debt. The carrying values of these financial instruments approximate their fair values.
Note 4. Balance Sheet Components
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Cash	$2,856	$5,131
Cash equivalents:
Money market funds(1)	156,851	177,513
Total cash and cash equivalents	$159,707	$182,644
(1)The Company maintains a cash sweep account, which is included in money market funds as of June 30, 2022. Cash is invested in the short-term money market funds that earns interest.

Restricted Cash
Restricted cash consists of certificates of deposit held by a bank as security for outstanding letters of credit. The Company had a restricted cash balance of $2.1 million and $2.0 million as of June 30, 2022 and December 31, 2021, respectively, which has been excluded from the Company’s cash and cash equivalents balances. The Company presented $1.0 million of the total amount of restricted cash within current assets on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021. The remaining restricted cash balance of $1.1 million and $1.0 million is included in non-current assets on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.
Reconciliation of cash, cash equivalents and restricted cash as shown in the condensed consolidated statement of cash flows to the respective accounts within the condensed consolidated balance sheet is as follows (in thousands):

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$159,707	$240,148
Restricted cash, current	977	276
Restricted cash, non-current	1,088	1,004
Total cash, cash equivalents and restricted cash	$161,772	$241,428
Inventory
Inventory, consisting of material, direct and indirect labor, and manufacturing overhead, consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$4,612	$2,401
Work in process	1,547	1,951
Finished goods	11,022	3,096
Total inventory	$17,181	$7,448
Total inventory balance as of June 30, 2022 and December 31, 2021 includes a write down of 1.9 million and $1.7 million, respectively, for obsolete, scrap, or returned inventory. During the three months ended June 30, 2022 and 2021, $0.2 million and $0.1 million of inventory write offs were charged to cost of revenue. During the six months ended June 30, 2022 and 2021, respectively, $0.4 million and $0.1 million of inventory write offs were charged to cost of revenue.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid expenses	$1,915	$1,970
Prepaid insurance	1,698	1,355
Receivable from contract manufacturer	3,002	1,344
Other current assets	924	897
Total prepaid and other current assets	$7,539	$5,566

Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	Estimated Useful Life (in years)	June 30, 2022	December 31, 2021
Machinery and equipment	3	$8,733	$8,404
Computer equipment	3	504	498
Automotive and vehicle hardware	5	93	93
Software	3	104	104
Furniture and fixtures	7	767	730
Construction in progress		2,396	1,700
Leasehold improvements	Shorter of useful life or lease term	9,311	9,265
		21,908	20,794
Less: Accumulated depreciation		(13,515)	(10,740)
Property and equipment, net		$8,393	$10,054
Depreciation expense associated with property and equipment was $2.5 million and $2.3 million in the six months ended June 30, 2022 and 2021, respectively.
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
Measurement period adjustments recognized during 2022 related primarily to updated estimated fair values for assumed employer withholding tax liabilities, royalty liability and a net working capital adjustment. A reconciliation of preliminary total consideration as of December 31, 2021, and total consideration as of June 30, 2022, are presented below (in thousands):

	As Reported	Measurement Period Adjustment	As Adjusted Value
Fair value of common stock issued at closing	$60,024	$(358)	$59,666
Fully vested replacement equity awards	1,081	—	1,081
Cash paid at closing to settle Sense pre-existing debt and transaction costs incurred by Sense	11,703	—	11,703
Total consideration	$72,808	$(358)	$72,450

	As Reported	Measurement Period Adjustment	As Adjusted Value
Assets acquired:
Cash	689	—	689
Restricted cash	69	—	69
Accounts receivable, net	768	—	768
Prepaid expenses and other current assets	463	—	463
Property and equipment, net	626	—	626
Developed technology	15,900	—	15,900
Vendor relationship	6,600	—	6,600
Customer relationships	900	—	900
Goodwill	51,076	76	51,152
Total assets acquired	$77,091	$76	$77,167
Liabilities assumed:
Accounts payable	$(266)	$—	$(266)
Accrued and other current liabilities	$(1,540)	$(234)	$(1,774)
Other non-current liabilities	$—	$(200)	$(200)
Deferred tax liability	$(2,477)	$—	$(2,477)
Total liabilities assumed	$(4,283)	$(434)	$(4,717)
Net Assets acquired	$72,808	$(358)	$72,450

The following tables present acquired intangible assets, net as of June 30, 2022 and December 31, 2021 (in thousands):

		June 30, 2022
	Estimated Useful Life (in years)	Gross Carrying amount	Accumulated Amortization	Net Book Value
Developed technology	8	$15,900	$(1,325)	$14,575
Vendor relationship	3	6,600	(1,467)	5,133
Customer relationships	3	900	(200)	700
Intangible assets, net		$23,400	$(2,992)	$20,408

		December 31, 2021
	Estimated Useful Life (in years)	Gross Carrying amount	Accumulated Amortization	Net Book Value
Developed technology	8	$15,900	$(331)	$15,569
Vendor relationship	3	6,600	(367)	6,233
Customer relationships	3	900	(50)	850
Intangible assets, net		$23,400	$(748)	$22,652

Amortization expense was $2.2 million in the six months ended June 30, 2022.

The following table summarizes estimated future amortization expense of finite-lived intangible assets-net (in thousands):

Years:	Amount
2022 (the remainder of 2022)	$2,242
2023	4,488
2024	4,071
2025	1,988
2026	1,988
Thereafter	5,631
Total	$20,408

Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued compensation	$4,507	$3,229
Uninvoiced receipts	8,213	9,835
Accrued interest	218	—
Other	1,582	1,109
Total accrued and other current liabilities	$14,520	$14,173
Note 5. Debt
Runway Growth Loan Agreement
On November 27, 2018, the Company entered into a Loan and Security Agreement with Runway Growth Credit Fund Inc. (“Runway Loan and Security Agreement”). The Runway Loan and Security Agreement provided for loans in an aggregate principal amount up to $10.0 million with a loan maturity date of November 15, 2021. The loan carried an interest rate equal to LIBOR plus 8.5%, unless LIBOR was no longer attainable or ceased to fairly reflect the costs of the lender, in which case the applicable interest rate would have been Prime Rate plus 6.0%. In an event of default, annual interest would have been increased by 5.0% above the otherwise applicable rate.
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
On March 26, 2021, the Company terminated the Runway Loan and Security Agreement and repaid the $7.0 million principal amount outstanding as well as interest and fees amounting to $0.4 million. The Company incurred no prepayment fees in connection with the termination and all liens and security interests securing the loan made pursuant to the Runway Loan and Security Agreement were released upon termination. As of June 30, 2022 and December 31, 2021, the outstanding principal balance of the loan was nil, respectively.

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
Loan and Security Agreement
On April 29, 2022, the Company entered into the Loan Agreement with Hercules. The Loan Agreement provides with the term loan of up to $50.0 million, subject to terms and conditions. The Company borrowed the first initial tranche of $20.0 million on April 29, 2022. The Company may borrow an additional $20.0 million on or before March 15, 2023, subject satisfying certain conditions. An additional $10.0 million may be drawn on or before June 15, 2023, subject to satisfying certain conditions relating to the achievement of trailing twelve-month revenue and profit milestones.

Advances under the Loan Agreement bear interest at the rate of interest equal to greater of either (i) (x) the prime rate as reported in The Wall Street Journal plus (y) 6.15%, and (ii) 9.40%, subject to compliance with financial covenants and other conditions. The Loan Agreement includes covenants, limitations, and events of default customary for similar facilities. The Loan Agreement matures on May 1, 2026.

Interest on amounts borrowed under the Loan Agreement is payable on a monthly basis until June 1, 2025. After June 1, 2025, payments consist of equal monthly installments of principal and interest payable until the secured obligations are repaid in full. However, if the Company achieves certain equity proceeds, revenue or profit targets for the twelve-month period ending December 31, 2023, then the interest-only payments will continue and the Company will be obligated to repay the aggregate principal amount on May 1, 2026. The entire principal balance and all accrued but unpaid interest shall be due and payable on May 1, 2026. On the earliest to occur of May 1, 2026, the date on which the obligations under the Loan Agreement are paid and the date on which such obligations become due and payable, the Company is also required to pay Hercules an end of term charge from $1.5 million to $3.7 million, depending on the amount borrowed.

In connection with the Loan Agreement, the Company paid the lender a cash facility and legal fees of $0.6 million and incurred debt issuance costs to third parties that were directly related to issuing debt in the amount of $0.3 million. The effective interest rate on this debt is 14.3% after giving effect to the debt discount, debt issuance costs and the end of term charge. Amortization expense included in the interest expense related to debt discount and debt issuance costs of the Loan Agreement was not material for the three and six months ended June 30, 2022.

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

If the Company failed to maintain an unrestricted cash balance of $60.0 million, it would then be subject to a financial covenant that requires the Company to achieve certain trailing twelve-month revenue targets tested quarterly as set forth in the Loan Agreement and commencing with the quarter ending on June 30, 2023. All obligations under the Loan Agreement are unconditionally guaranteed by the Company’s subsidiary Sense Photonics, Inc. The Term Loan Facility is secured by substantially all of the Company’s and the guarantors’ existing and after-acquired assets, including all intellectual property, all securities in existing and future domestic subsidiaries and 65.0% of the securities in foreign subsidiaries, subject to certain exceptions and exclusions.

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

Long-term debt outstanding is summarized below (in thousands):

June 30, 2022
Long-term debt	$20,000
Less: unamortized debt discount	(570)
Less: debt issuance costs	(311)
Total debt	$19,119

The unamortized debt discount and debt issuance costs are amortized to interest expense over the life of the instrument using the effective interest rate method.

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
The Series B warrants were initially recognized as a liability at a fair value of $0.7 million. The Series B warrants were exercised on February 11, 2021 and the warrant liability was remeasured to fair value as of that date, resulting in a loss of $8.3 million for the six months ended June 30, 2021, classified within other income (expense), net in the consolidated statements of operations and comprehensive loss. Upon exercise, redeemable convertible preferred stock converted into common stock pursuant to the conversion rate effective immediately prior to the Merger.
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

Private Placement Warrants
Simultaneously with the closing of the Company’s initial public offering (the “IPO”) in August 2020, the sponsor of CLA, Colonnade Sponsor LLC, purchased an aggregate of 6,000,000 Private Placement warrants at a price of $1.00 per warrant, for an aggregate purchase price of $6,000,000. The Private Placement warrants became exercisable 12 months following the closing of the Company’s IPO, and will expire five years from the completion of the Merger, or earlier upon redemption or liquidation. On March 11, 2021, each outstanding Private Placement warrant automatically converted into a warrant to purchase one share of Ouster common stock pursuant to the Warrant Agreement, at an exercise price of $11.50 per share.
The private placement warrant liability was remeasured to fair value as of June 30, 2022, resulting in a gain of $5.4 million and $7.1 million for the three and six months ended June 30, 2022, respectively, classified within other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The private placement warrant liability was remeasured to fair value as of June 30, 2021 resulting in a loss of $10.7 million and $6.1 million for the three and six months ended June 30, 2021, respectively, classified within other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
The Private Placement warrants were valued using the following assumptions under the Black-Scholes option-pricing model:

	June 30, 2021	December 31, 2021	June 30, 2022
Stock price	$12.49	$5.20	$1.62
Exercise price of warrant	11.5	11.5	11.5
Expected term (years)	4.7	4.19	3.7
Expected volatility	43.00%	57.00%	57.98%
Risk-free interest rate	0.92%	1.14%	3.00%
Public Warrants
CLA, in its IPO in August 2020, issued 20,000,000 units that each consisted of one Class A ordinary share and one-half warrant to purchase a Class A ordinary share, which the Company refers to as CLA warrants before the Merger and Public warrants after the Merger. These warrants may only be exercised for a whole number of shares, and no fractional warrants were issued or issuable upon separation of the units and only whole warrants will trade. The warrants became exercisable 12 months following the closing of the Company’s IPO, and will expire five years from the completion of the Merger, or earlier upon redemption or liquidation. Each Public warrant is exercisable at a price of $11.50 per share. On March 11, 2021, upon the closing of the Merger pursuant to the Merger Agreement (Note 1), each of the 9,999,996 outstanding warrants, as adjusted for any fractional warrants that were not issued upon separation, was converted automatically into a redeemable Public warrant to purchase one share of the Company’s common stock. The Public warrants were recognized as equity upon the Merger in the amount of $17.9 million.

Prior to their expiration, the Company may redeem the Public warrants at a price of $0.01 per warrant, provided that the closing price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which the Company gives proper notice of such redemption to the warrants holders.

Note 7. Commitments and Contingencies
Letters of Credit
In connection with the 350 Treat Building lease, the 2741 16th Street lease and Paris office lease agreements, the Company obtained letters of credit from certain banks as required by the lease agreements. If the Company defaults under the terms of the applicable lease, the lessor will be entitled to draw upon the letters of credit in the amount necessary to cure the default. The amounts covered by the letters of credit are collateralized by certificates of deposit, which are included in restricted cash on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021. The outstanding amount of the letters of credit was $2.1 million and $2.0 million as of June 30, 2022 and December 31, 2021, respectively.
Non-Cancelable Purchase Commitments
As of June 30, 2022, the Company had non-cancelable purchase commitments to a third-party contract manufacturer for approximately $23.1 million and other vendors for approximately $6.3 million.

Litigation
The Company is involved in various legal proceedings arising in the ordinary course of business. The Company accrues a liability when a loss is considered probable and the amount can be reasonably estimated. Legal fees are expensed as incurred. The Company has identified certain claims as a result of which a loss may be incurred, but in the aggregate any loss is expected to be immaterial. This assessment is based on our current understanding of relevant facts and circumstances. As such, our view of these matters is subject to inherent uncertainties and may change in the future. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Actual outcomes of these legal and regulatory proceedings may materially differ from our current estimates.

The company has made no accruals with respect to the following:

On June 10, 2021, the Company received a letter from the SEC notifying us of an investigation and document subpoena. The subpoena seeks documents regarding projected financial information in CLA’s Form S-4 registration statement filed on December 22, 2020. The Company has complied with the SEC’s requests to date; however, the SEC may request additional documents or information.

On June 14, 2022, Velodyne Lidar USA, Inc. (“Velodyne”) filed a lawsuit against the Company relating to two patents and requested an International Trade Commission proceeding with respect to the same two patents. On July 8, 2022, the Company filed a complaint against Velodyne, alleging multiple claims including intellectual property misappropriation and false advertising.

Other than as set forth above, as of June 30, 2022 and December 31, 2021 there were no material litigation matters.
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

The Company has also entered into indemnity agreements pursuant to which it has indemnified its directors and officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or executive officer, other than liabilities arising from willful misconduct of the individual. To date, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnity agreements. The unaudited condensed consolidated financial statements do not include a liability for any potential obligations under the indemnification agreements at June 30, 2022 and December 31, 2021.

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
On March 11, 2021, upon the closing of the Transaction pursuant to the Merger Agreement (Note 1), all of the outstanding redeemable convertible preferred stock was converted to the Company’s common stock pursuant to the conversion rate effective immediately prior to the Transaction and the remaining amount was reclassified to additional paid-in capital. As of June 30, 2022 and December 31, 2021, the Company does not have any redeemable convertible preferred stock outstanding.
On April 29, 2022, the Company entered into an At-Market-Issuance Sales Agreement (the “ATM Agreement”) pursuant to which the Company may, subject to the terms and conditions set forth in the agreement offer and sell, from time to time, through or to the agents, acting as agent or principal, shares of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $150.0 million.
From the date of the ATM Agreement through June 30, 2022, the Company sold 6,749,344 shares at a weighted-average sales price of $2.16 per share, resulting in cumulative gross proceeds to the Company totaling approximately $15.0 million before deducting offering expenses and sales commissions. Cumulative net proceeds to the Company totaled approximately $14.0 million after deducting commissions and offering expenses. The Company plans to use the net proceeds from this offering for working capital and general corporate purposes. The remaining availability under the ATM Agreement as of June 30, 2022 is approximately $135.0 million.
Note 9. Stock-based Compensation
As of June 30, 2022, the Company has four equity incentive plans, the 2015 Stock Plan (the “2015 Plan”), the Sense 2017 Equity Incentive Plan (the “Sense Plan”), the 2021 Incentive Award Plan (the “2021 Plan”) and 2022 Employee Stock Purchase Plan (the “2022 ESPP” and, collectively with the 2015 Plan, the Sense Plan and the 2021 Plan, together the “Plans”).

The Plans provide for the grant of stock options, stock appreciation rights, restricted stock awards (“RSA”), restricted stock units (“RSUs”), performance stock unit awards and other forms of equity compensation (collectively, “equity awards”). In addition, the 2021 Plan provides for the grant of performance bonus awards. All awards within the Plans may be granted to employees, including officers, as well as directors and consultants, within the limits defined in the Plans. As of June 30, 2022, no awards were granted under the 2022 ESPP.

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

On October 12, 2020, the Company issued $1.1 million partial recourse promissory notes to certain executives and employees. The promissory notes carried 0.38% annual cash interest and were due on the earliest of 9th anniversary of the date of issuance of the notes, or termination of employment of the executive/employee, or filing by the Company of a registration statement under the Securities Act of 1933, or promissory notes being prohibited under Section 13(k) of the Securities Exchange Act of 1934 or closing of change a in control of the Company. At issuance, the promissory notes were used to settle certain executives’ and employees’ obligations for 2,883,672 vested and 4,603,833 unvested ISOs that were exercised and no cash was exchanged. In March 2021, in connection with the close of the Merger, the Company forgave half of the respective obligations under the promissory notes for certain executives and required such noteholders to repay the remaining balance of $0.3 million under each of their respective notes. Additional compensation expense of $0.3 million was recognized in general and administrative expenses for the six months ended June 30, 2021 for the value of the loans forgiven. No obligations under the promissory notes for non-executive noteholders were outstanding as of June 30, 2022 and December 31, 2021.

Stock option activity for the six months ended June 30, 2022 is as follows:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—December 31, 2021	24,129,096	$1.01	8.60	$100,992
Options exercised	(1,031,621)	0.19
Options cancelled	(611,194)	3.60
Outstanding—June 30, 2022	22,486,281	$0.98	8.16	$21,212
Vested and expected to vest—June 30, 2022	22,486,281	$0.98	8.16	$21,212
Exercisable—June 30, 2022	10,918,377	$0.83	8.09	$11,035

The following table summarizes information about stock options outstanding and exercisable at June 30, 2022.

	Options Outstanding			Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.18	4,753,134	7.94	$0.18	3,332,416	$0.18
$0.21	9,167,718	8.20	$0.21	4,000,264	$0.21
$1.42	7,524,114	8.25	$1.42	3,135,046	$1.42
$1.49	40,581	5.60	$1.49	40,581	$1.49
$5.24	354,937	7.47	$5.24	221,713	$5.24
$10.26	645,797	8.85	$10.26	188,357	$10.26
	22,486,281			10,918,377
As of June 30, 2022, there was approximately $18.0 million of unamortized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock Units (“RSU”)
A summary of RSU activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Unvested—December 31, 2021	9,326,572	$7.82
Granted during the year	6,821,427	4.08
Canceled during the year	(1,891,074)	6.41
Vested during the year	(1,779,779)	7.59
Unvested—June 30, 2022	12,477,146	$6.02
Stock compensation expense is recognized on a straight-line basis over the vesting period of each RSU. As of June 30, 2022, total compensation expense related to unvested RSUs granted to employees, but not yet recognized, was $69.4 million, with a weighted-average remaining vesting period of 2.9 years.

RSUs settle into shares of common stock upon vesting.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense for all stock options in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$146	$133	$365	$251
Research and development	3,806	1,321	7,566	2,242
Sales and marketing	1,839	719	3,362	985
General and administrative	2,328	3,981	5,576	7,932
Total stock-based compensation	$8,119	$6,154	$16,869	$11,410
The following table summarizes stock-based compensation expense by award type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
RSUs	$6,246	$3,619	$12,147	$4,176
Stock Options	1,868	2,530	4,708	7,223
RSAs	5	5	14	11
Total stock-based compensation	$8,119	$6,154	$16,869	$11,410

Note 10. Net Loss Per Common Share
The following table sets forth the computation of basic and diluted net loss per common share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(28,000)	$(32,011)	$(60,397)	$(52,968)
Denominator:
Weighted average shares used to compute basic and diluted net loss per share	175,057,360	155,923,689	172,965,833	106,070,590
Net loss per common share—basic and diluted	$(0.16)	$(0.21)	$(0.35)	$(0.50)
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
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	As of June 30,
	2022	2021
Options to purchase common stock	22,486,281	25,218,265
Public and private common stock warrants	15,999,900	15,999,996
Restricted Stock Units	12,477,146	2,588,629
Unvested early exercised common stock options	1,214,249	2,756,906
Unvested RSAs	—	29,110
Vested and early exercised options subject to nonrecourse notes	—	2,172,238
Total	52,177,576	48,765,144
Note 11. Income Taxes
The Company’s income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in the quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on the deferred tax assets as it is more likely than not that some, or all, of the Company’s deferred tax assets will not be realized. The Company continues to maintain a full valuation allowance against its net deferred tax assets. Due to tax losses and the offsetting valuation allowance, the income tax provision for the three and six months ended June 30, 2022 and 2021 was not material to the Company’s condensed consolidated financial statements.

Note 12. Revenue
Revenue from the sale of lidar sensor kits, which is recognized at a point in time, was $10.3 million and $7.4 million in the three months ended June 30, 2022 and 2021, respectively, and $18.9 million and $14.0 million in the six months ended June 30, 2022 and 2021, respectively.
The following table presents total revenues by geographic area based on the location products were shipped to and services provided (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$2,977	$2,572	$5,840	$4,426
North and South America, excluding United States	208	161	663	528
Asia and Pacific	2,575	1,696	4,932	2,947
Europe, Middle East and Africa	4,569	2,931	7,452	6,070
Total	$10,329	$7,360	$18,887	$13,971

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

On December 21, 2020, Ouster Technologies, Inc. (“OTI”, prior to the Merger defined below, named Ouster, Inc.) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Colonnade Acquisition Corp., a Cayman Islands exempted company (“CLA” with CLA after the transactions pursuant to the Merger Agreement being referred to as the “Company”), and Beam Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and subsidiary of CLA. OTI’s and CLA’s board of directors unanimously approved OTI’s entry into the Merger Agreement, and on March 11, 2021, the transactions contemplated by the Merger Agreement were consummated (all such transactions, the “Merger”), as further described below.

Unless the context otherwise requires, references in this subsection to “we”, “our” and “the Company” refer to the business and operations of OTI (formerly known as Ouster, Inc.) and its consolidated subsidiaries prior to the Merger and to Ouster, Inc. (formerly known as Colonnade Acquisition Corp.) and its consolidated subsidiaries following the consummation of the Merger.
Overview
We are a leading provider of high-resolution digital lidar sensors that offer advanced 3D vision to machinery, vehicles, robots, and fixed infrastructure assets, allowing each to understand and visualize the surrounding world and ultimately enabling safe operation and autonomy. We design and manufacture digital lidar sensors that we believe are the highest-performing, lowest-cost lidar solutions available today across each of our four target markets: industrial automation; smart infrastructure; robotics; and automotive. We shipped sensors to approximately 665 customers in the twelve months ended June 30, 2022.
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
Our product offering today includes our OS scanning product line and our DF solid-state product line. With our unique digital lidar technology, we offer numerous customization options across our products, all enabled by flexible technology and embedded software. Today, we offer short, medium, and long-range lidar products at varying price points and with tailored capabilities to meet the different needs of our diverse customer base.
We believe the simplicity of our digital lidar design gives us a meaningful advantage in costs related to manufacturing, supply chain and production yields. The same digital lidar components underpin our entire product portfolio, which we believe drives economies of scale in our supply chains. With virtually unlimited software-defined products driving low-cost customization, we are able to increase stock keeping units (“SKUs”) for industry-specific applications, expanding our product offering with minimal manufacturing or inventory changes. We currently offer many different software-defined product SKUs, all based on this common architecture and shared core componentry. Additionally, by outsourcing to our manufacturing partner, Benchmark Electronics, Inc. (“Benchmark”) we are able to successfully expand our manufacturing capacity. Benchmark manufactures our products at its facility in Thailand, which we expect will reduce our product costs and allow us to rapidly scale production to meet our anticipated product demand. Based on cost quotes for our products in mass production, we believe our manufacturing costs to be lower than certain of our competitors, and we expect our manufacturing costs per unit to decrease further with higher volumes.
We have won and are actively negotiating several multi-year sales contracts, including certain Strategic Customer Agreements (“SCAs”), which establish a multi-year purchase and supply framework for Ouster and the customer, and include details about customer programs and applications where the customer intends to use Ouster products. SCAs also include multi-year non-binding customer forecasts (typically of three to five years in length) giving Ouster visibility to the customer's long-

term purchasing requirements, mutually agreed upon pricing over the duration of the agreement, and, in certain cases, include multi-year binding purchase commitments.
We founded Ouster in 2015 with the invention of our high-performance digital lidar. Since then, we have grown to approximately 290 employees serving approximately 665 customers globally in the twelve months ended June 30, 2022. To continue to grow our business in the coming years, we have expanded and plan to continue to expand our sales and marketing efforts and our software development capabilities, and to accelerate sensor development efforts. We are headquartered in San Francisco, CA.
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
Our suppliers are located worldwide, and some of our key suppliers have been affected by the pandemic resulting in persistent supply chain disruptions. We have experienced and continue to experience some unfavorable purchase price variance and situational expedite fees in order to meet production and delivery timelines. While we may experience additional and new pressures on our supply chain that may or may not be related to the pandemic, we are actively taking steps to mitigate the impact of the materials shortages on our business.
At times during the pandemic, some customers have delayed and continue to delay orders and production schedules. The pandemic continues to evolve, and the full extent to which it will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, research and development costs and personnel-related costs, will depend on future developments that are highly uncertain, including new information that may emerge concerning COVID-19, the impact of new variants of the disease and the actions taken to contain, prevent or treat COVID-19, rate and success of vaccination efforts, vaccination reticence, resurgence of the pandemic in areas where we, Benchmark or our suppliers operate, and the economic impact on local, regional, national and international customers and markets.
Going forward, the situation remains uncertain, rapidly changing and hard to predict, and the COVID-19 pandemic may have a material negative impact on our future results.
Factors Affecting Our Performance
Supply Chain Continuity. Beginning in 2021, a surge in demand for electronics containing semiconductor chips and stockpiling of chips by certain companies created disruptions in the supply chain, which continue to persist and have resulted in a global chip shortage impacting our industry. Some chip manufacturers are estimating that this supply shortage may continue through mid-2023. These chip manufacturers are working to increase capacity in the future, and we are managing our inventory and working closely with our regular suppliers and customers to minimize the potential impacts of any supply shortages including by securing additional inventory. While we do not expect the shortage to have a material near-term impact on our ability to meet existing demand for our current products, the shortage adversely impacted our gross margins for the year ended December 31, 2021 and the six months ended June 30, 2022 and may continue to do so. We anticipate fluctuation in our cost of goods sold over the next 12-18 months as a result of ongoing supply chain constraints. These constraints have caused and may in the future cause us to implement certain temporary price surcharges. Over time, we expect our overall average selling prices to decline as our volume increases. If our mitigating efforts are not successful or the shortage continues or worsens in ways we did not anticipate, our ability to supply or improve our current products as well as our development and rollout of future products could also be adversely affected.
Commercialization of Lidar Applications. We believe that lidar is approaching its inflection point of adoption across our target end market applications, and that we are well-positioned to capitalize on this market adoption. However, as our customers continue research and development projects to commercialize semi-autonomous solutions that rely on lidar technology, it is difficult to estimate the timing of ultimate end market and customer adoption. As a result, we expect that our results of operations, including revenue and gross margins, will continue to fluctuate on a quarterly and annual basis for the foreseeable future. As the market for lidar solutions matures and more customers reach a commercialization phase with solutions that rely on our technology, the fluctuations in our operating results may become less pronounced. Nonetheless, our revenue may not grow as we expect unless and until more customers commercialize their products and lidar technology becomes more prevalent across our target end markets.
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
Average Selling Prices (“ASPs”), Product Costs and Margins. Our product costs and gross margins depend largely on the volumes of sensors sold and the number and variety of solutions we provide to our customers. We expect that our selling prices will vary by target end market and application due to market-specific supply and demand dynamics. We expect to continue to experience some downward pressure on margins from signing anticipated large multi-year agreements (including our SCAs) in the near term with multi-year negotiated pricing, as well as the supply chain constraints discussed above. We expect that these customer-specific selling price fluctuations combined with our volume-driven product costs may drive fluctuations in revenue and gross margins on a quarterly basis. However, notwithstanding any short-term price surcharges on our products, we expect that over time our volume-driven product costs will lead to gross margin improvement as our sales volume increases.
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
Market Trends and Uncertainties. We anticipate robust demand for our digital lidar solution. We estimate a multibillion-dollar total addressable market (“TAM”) for our solutions in the near future. We define our TAM as automation applications in the industrial, smart infrastructure, robotics and automotive end markets where we actively engage and maintain customer relationships. Each of our target markets is potentially a significant global opportunity, and these markets have historically been underserved by limited or inferior technology or not served at all. We believe we are well positioned in our market as a leading provider of high-resolution digital lidar sensors.
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
Components of Results of Operations
Revenue
The majority of our revenue comes from the sale of our digital lidar sensors and accessories both directly to end users and through distributors domestically and internationally. We recognize revenue from product sales when the performance obligation of transferring control of the product to the customer has been met, which is generally when the product is shipped. We also recognize revenue by performing services related to product development and validation, and shipping; however, we do not expect product development and validation and license and services to be material components of revenue, cost of revenue or gross margin in the foreseeable future. Performance obligations related to services are generally recognized over time, based on cost-to-cost input basis or straight-line over time. Amounts billed to customers related to shipping and handling are classified as product revenue, and we have elected to recognize the cost of shipping activities that occur after control has transferred to the customer as a fulfillment cost rather than a separate performance obligation. All related costs are accrued and recognized within cost of revenue when the related revenue is recognized.
Most of our customers are currently in the evaluation or early R&D stage with our products. Currently, our product revenue consists of both customers ordering small volumes of our products that are in an evaluation phase and customers that order larger volumes of our products and have more predictable long-term production schedules. However, we are still at the very beginning of the lidar adoption curve, and some customers are still learning their ramp rates which can impact the timing of purchase orders quarter to quarter. As we grow our business, we expect to improve predictability into our customers’ needs and timelines, and expect the timing of orders will have a less notable impact on our quarterly results. Over the coming years, as more of our customers move into their respective production phases, we expect the majority of our product revenue to shift to larger volume orders based on predictable production schedules.
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
General and Administrative Expenses
General and administrative expenses consist of personnel-related expenses, including salaries, benefits, and stock-based compensation, of our executives and members of the board of directors, finance, human resource, IT, and legal departments as well as fees related to legal fees, patent prosecution, accounting, finance and professional services as well as insurance, and bank fees. Our absolute amount of general and administrative expense will grow over time; however, we expect the general and administrative spend as a percentage of revenue to decrease annually as our business grows. Near term increases in general and administrative expenses are expected to be related to hiring more personnel and consultants to support our growing international expansion and compliance with the applicable provisions of U.S. generally accepted accounting principles and other SEC rules and regulations.
Stock-Based Compensation
We measure stock options granted based on the fair value on the date of the grant and recognize compensation expense of those awards, over the requisite service period, which is the vesting period of the respective award. Forfeitures are accounted for as they occur. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The grant date fair value of restricted stock unit awards is based on the grant date share price.
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
Income Taxes
Our income tax provision consists of federal, state and foreign current and deferred income taxes. Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in the quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on its deferred tax assets as it is more likely than not that some, or all, of our deferred tax assets will not be realized. We continue to maintain a full valuation allowance against its net deferred tax assets. Income tax provision for the three and six months ended June 30, 2022 and 2021, respectively, was not material to the Company’s condensed consolidated financial statements.

Results of Operations:
The following table sets forth our condensed consolidated results of operations data for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)		(dollars in thousands)
Product revenue	$10,329	$7,360	$18,887	$13,971
Cost of product revenue(1)	7,547	5,465	13,514	10,333
Gross profit	2,782	1,895	5,373	3,638
Operating expenses(1):
Research and development	15,893	6,474	31,799	11,186
Sales and marketing	7,563	4,614	14,653	8,040
General and administrative	12,515	12,197	26,298	22,104
Total operating expenses	35,971	23,285	72,750	41,330
Loss from operations	(33,189)	(21,390)	(67,377)	(37,692)
Other (expense) income:
Interest income	344	139	498	140
Interest expense	(444)	—	(444)	(504)
Other income (expense), net	5,326	(10,760)	7,010	(14,912)
Total other expense, net	5,226	(10,621)	7,064	(15,276)
Loss before income taxes	(27,963)	(32,011)	(60,313)	(52,968)
Provision for income tax expense	37	—	84	—
Net loss	$(28,000)	$(32,011)	$(60,397)	$(52,968)
The following table sets forth the components of our condensed consolidated statements of operations and comprehensive loss data as a percentage of revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(% of total revenue)		(% of total revenue)
Product revenue	100%	100%	100%	100%
Cost of product revenue(1)	73	74	72	74
Gross profit	27	26	28	26
Operating expenses (1):
Research and development	154	88	168	80
Sales and marketing	73	63	78	58
General and administrative	121	166	139	158
Total operating expenses	348	316	385	296
Loss from operations	(321)	(291)	(357)	(270)
Other (expense) income:
Interest income	3	2	3	1
Interest expense	(4)	0	(2)	(4)
Other income (expense), net	52	(146)	37	(107)
Total other expense, net	51	(144)	37	(109)
Loss before income taxes	(271)	(435)	(319)	(379)
Provision for income tax expense	—	—	—	—
Net loss	(271)%	(435)%	(319)%	(379)%

(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)		(dollars in thousands)
Cost of revenue	$146	$133	$365	$251
Research and development	3,806	1,321	7,566	2,242
Sales and marketing	1,839	719	3,362	985
General and administrative	2,328	3,981	5,576	7,932
Total stock-based compensation	$8,119	$6,154	$16,869	$11,410
Comparison of the three months ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,		Change	Change
	2022	2021	$	%
	(dollars in thousands)
Product revenue	$10,329	$7,360	$2,969	40%

Revenue by geographic location:
United States	$2,977	$2,572	$405	16%
North and South America, excluding United States	208	161	47	29
Asia and Pacific	2,575	1,696	879	52
Europe, Middle East and Africa	4,569	2,931	1,638	56
Total	$10,329	$7,360	$2,969	40%
Product Revenue
Product revenue increased by $3.0 million, or 40%, to $10.3 million for the three months ended June 30, 2022 from $7.4 million for the comparable period in the prior year. The increase in product revenue was driven by a 38% increase in volume which we attribute primarily to the global expansion of our sales team and the increase of high volume, long-term agreements as some of our customers begin to move into a production stage with their autonomous products. Our average selling price increased by 1.5% when compared to the comparable period in the prior year. As our volumes increase we expect further reductions in our costs per unit.
Geographic Locations
Revenue increased across the geographic regions of the United States; North and South America, excluding the United States; Asia and Pacific; and Europe, Middle East and Africa by $0.4 million, $0.047 million, $0.9 million, and $1.6 million, respectively, as compared to the comparable period in the prior year. The revenue increases in those geographic regions was primarily attributable to our continued focus and investment in our global sales team and an expansion in the demand of our customers as only 11% of our revenue was from new customers during the three months ended June 30, 2022.

Cost of Product Revenue and Gross Margin

	Three Months Ended June 30,		Change	Change
	2022	2021	$	%
	(dollars in thousands)
Cost of product revenue	$7,547	$5,465	$2,082	38%
Cost of product revenue increased by $2.1 million, or 38%, to $7.5 million for the three months ended June 30, 2022 from $5.5 million for the comparable period in the prior year. The increase in cost of product revenue was primarily because of an increase of $0.8 million in purchase price variance due to the supply chain shortage, increases related to volume of $0.8 million in material costs, $0.1 million in freight costs and $0.6 million in manufacturing overhead costs. The increases were partially offset by a decrease of $0.2 million in per unit costs of materials, labor and overhead and other costs related to product revenue.
Product gross margin increased from 26% for the three months ended June 30, 2021 to 27% for the three months ended June 30, 2022. The increase in product gross margin was due to the 2% increase in average selling price.
Operating Expenses

	Three Months Ended June 30,		Change	Change
	2022	2021	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$15,893	$6,474	$9,419	145%
Sales and marketing	7,563	4,614	2,949	64
General and administrative	12,515	12,197	318	3
Total operating expenses:	$35,971	$23,285	$12,686	54%
Research and Development
Research and development expenses increased by $9.4 million, or 145%, to $15.9 million for the three months ended June 30, 2022 from $6.5 million for the comparable period in the prior year. The increase was primarily attributable to an increase of $2.2 million in stock-based compensation expense, $4.3 million in payroll-related expenses, $0.6 million in depreciation and amortization expense, $1.8 million increase in contractor, prototype, and equipment costs related to product development, and $0.6 million in other materials and supplies, facilities, professional fees and other miscellaneous costs attributable to research and development functions. The increase in employee-related costs was mainly due to the higher headcount associated with the Sense Photonics, Inc. acquisition.
Sales and Marketing
Sales and marketing expenses increased by $2.9 million, or 64%, to $7.6 million for the three months ended June 30, 2022 from $4.6 million for the comparable period in the prior year. The increase was primarily attributable to an increase of $1.8 million in payroll and personnel-related costs and $1.1 million in stock-based compensation expense driven by the addition of sales personnel in all our global regions.
General and Administrative
General and administrative expenses increased by $0.3 million, or 3%, to $12.5 million for the three months ended June 30, 2022 from $12.2 million for the comparable period in the prior year. The increase was primarily due to an increase of $1.2 million in payroll and personnel-related costs, $0.5 million in depreciation expenses and $0.8 million in office, facility and other expenses partially offset by a decrease of $1.7 million in stock-based compensation expenses, $0.4 million in professional services fees and $0.1 million in insurance premiums.

Interest Income, Interest Expense and Other Income (Expense), Net

	Three Months Ended June 30,		Change	Change
	2022	2021	$	%
	(dollars in thousands)
Interest income	$344	$139	$205	147%
Interest expense	(444)	—	(444)	*
Other income (expense), net	5,326	(10,760)	16,086	(149)
*Not meaningful
The increase in interest income was primarily related to an increase in our cash and cash equivalent balances.
Interest expense was $0.4 million for the three months ended June 30, 2022 relating to term loan borrowings and amortization of debt issuance costs and discount under our Loan Agreement. There was no interest expense in the three months ended June 30, 2021 as we did not have outstanding debt in that period.
Other income (expense), net was $5.3 million for the three months ended June 30, 2022 compared to $(10.8) million for the comparable period in the prior year. During the three months ended June 30, 2022, we recorded a gain of $5.4 million for the fair value change of the private placement warrant liability. During the comparable period in the prior year, we recorded a loss of $10.7 million for the fair value change of the private placement warrant liability.
Income Taxes
We were subject to income taxes in the United States, California, and miscellaneous foreign jurisdictions for the three months ended June 30, 2022 and 2021. Our income tax expense for three months ended June 30, 2022 and 2021 was not material to our condensed consolidated financial statements.
Comparison of the Six Months Ended June 30, 2022 and 2021
Revenue

	Six Months Ended June 30,		Change	Change
	2022	2021	$	%
	(dollars in thousands)
Product revenue	$18,887	$13,971	$4,916	35%

Revenue by geographic location:
United States	$5,840	$4,426	$1,414	32%
North and South America, excluding United States	663	528	135	26
Asia and Pacific	4,932	2,947	1,985	67
Europe, Middle East and Africa	7,452	6,070	1,382	23
Total	$18,887	$13,971	$4,916	35%
Product Revenue
Product revenue increased by $4.9 million, or 35%, to $18.9 million for the six months ended June 30, 2022 from $14.0 million for the comparable period in the prior year. The increase in product revenue was driven by an increase in volume of 46%, which we attribute primarily to the global expansion of our sales team and the increase of high volume, long-term deals as some of our customers begin to move into a production stage with their autonomous products. Our average selling price declined by 8% when compared to the comparable period in the prior year. As our volumes increase we expect further reductions in our costs per unit.

Geographic Locations
Revenue increased across the geographic regions of the United States; North and South America, excluding the United States; Asia and Pacific; and Europe, Middle East and Africa by $1.4 million, $0.1 million, $2.0 million, and $1.4 million, respectively, as compared to the comparable period in the prior year. The revenue increases in those geographic regions were a result of our continued focus and investment in our global sales team and an expansion in the demand of our customers as only 16% of our revenue was from new customers during the six months ended June 30, 2022.
Cost of Product Revenue and Gross Margin

	Six Months Ended June 30,		Change	Change
	2022	2021	$	%
	(dollars in thousands)
Cost of product revenue	$13,514	$10,333	$3,181	31%
Cost of product revenue increased by $3.2 million, or 31%, to $13.5 million for the six months ended June 30, 2022 from $10.3 million for the comparable period in the prior year. The increase in cost of product revenue was primarily due to an increase of $2.0 million in purchase price variance due to the supply chain shortage, increases related to volume of $1.8 million in material costs, $0.2 million in freight costs and $1.6 million in manufacturing overhead costs. The increases were partially offset by a decrease of $2.4 million in per unit costs of materials, labor and overhead and other costs related to product revenue.
Product gross margin increased from 26% for the six months ended June 30, 2021 to 28% for the six months ended June 30, 2022. The increase in product gross margin was primarily due to the 11% decrease in cost per unit partially offset by the 8% decrease in average selling price.
Operating Expenses

	Six Months Ended June 30,		Change	Change
	2022	2021	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$31,799	$11,186	$20,613	184%
Sales and marketing	14,653	8,040	6,613	82
General and administrative	26,298	22,104	4,194	19
Total operating expenses:	$72,750	$41,330	$31,420	76%
Research and Development
Research and development expenses increased by $20.6 million, or 184%, to $31.8 million for the six months ended June 30, 2022 from $11.2 million for the comparable period in the prior year. The increase was primarily attributable to an increase of $8.9 million in payroll and benefits related costs, $5.1 million in stock-based compensation expense, $4.1 million in contractor, prototype, and equipment costs related to product development, $1.3 million in depreciation and amortization expense, and $1.3 million in other materials and supplies, facilities, professional fees and other miscellaneous costs attributable to research and development functions. The increase in employee-related costs was mainly due to the higher headcount associated with the Sense Photonics, Inc. acquisition.
Sales and Marketing
Sales and marketing expenses increased by $6.6 million, or 82%, to $14.7 million for the six months ended June 30, 2022 from $8.0 million for the comparable period in the prior year. The increase was primarily attributable to an increase of $4.0 million in payroll and personnel-related costs, $2.4 million in stock-based compensation expense driven by the addition of sales personnel in all our global regions, as well as a $0.3 million increase in other expenses associated with our marketing and business development programs.

General and Administrative
General and administrative expenses increased by $4.2 million, or 19%, to $26.3 million for the six months ended June 30, 2022 from $22.1 million for the comparable period in the prior year. The increase was primarily due to an increase of $2.6 million in payroll and personnel-related costs, $1.2 million in insurance premiums, $1.1 million in depreciation expenses, $0.1 million in professional services fees, and $1.6 million in office, facility and other expenses, partially offset by a decrease of $2.4 million in stock-based compensation expenses.
Interest Income, Interest Expense and Other Income (Expense), Net

	Six Months Ended June 30,		Change	Change
	2022	2021	$	%
	(dollars in thousands)
Interest income	$498	$140	$358	256%
Interest expense	(444)	(504)	60	(12)
Other income (expense), net	7,010	(14,912)	21,922	(147)
Interest income was $0.5 million for the six months ended June 30, 2022 compared to $0.1 million for the comparable period in the prior year. This increase in interest income was primarily related to an increase in our cash and cash equivalent balances after the Merger closed on March 11, 2021.
Interest expense was $0.4 million for the six months ended June 30, 2022 compared to $0.5 million for the comparable period in the prior year. We recorded interest expense on our debt and amortization of debt issuance costs and discount in six months ended June 30, 2022 relating to term loan borrowings and amortization of debt issuance costs and discount under our loan and security agreement with Hercules Capital, Inc. Interest expense recorded in 2021 primarily consisted of interest and amortization of debt issuance cost and discount on the loan and security agreement with Runway Growth Credit and Fund Inc., which was terminated on March 26, 2021.
Other income (expense), net was $7.0 million income for the six months ended June 30, 2022 compared to $(14.9) million in expense for the comparable period in the prior year. During the six months ended June 30, 2022, we recorded a gain of $7.1 million for the fair value change of private placement warrant liability. During the six months ended June 30, 2021, we recorded a loss of $8.8 million for the fair value change of redeemable convertible preferred stock warrant liability and a loss of $6.1 million for the fair value change of private placement warrant liability.
Income Taxes
We were subject to income taxes in the United States, California, and miscellaneous foreign jurisdictions for the six months ended June 30, 2022 and 2021. Our income tax expense for six months ended June 30, 2022 and 2021 was not material to the Company’s condensed consolidated financial statements.
Liquidity and Capital Resources
Our principal sources of liquidity are expected to be our cash and cash equivalents, cash generated from product revenues, sales of common stock under our at-the market equity offering program and our loan and security agreement with Hercules Capital, Inc.
Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, public company costs and general corporate needs. We expect these needs to continue as we develop and grow our business. Prior to the Merger, we primarily funded our operations from the net proceeds from sales of our preferred convertible stock and convertible notes, borrowing under our loan and security agreement with Runway Growth Credit Fund, Inc. and product revenue. Upon closing of the Merger, we received gross proceeds of $299.9 million from the Merger and private offering, offset by $8.5 million of pre-merger costs relating to CLA and transactions cost of $26.6 million.
On April 29, 2022, we entered into an open market sale agreement with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. (the “ATM Agreement”), pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $150.0 million under an “at the market” offering program. Subject to the terms and conditions of the agreement, we may sell the shares in amounts and at times to be determined by us but we are under no obligation to sell any of the shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common stock, capital needs and determinations by us of the appropriate sources of its funding. During the three months ended June 30, 2022, we sold 6,749,344 shares of common stock for net proceeds of $14.0 million under the ATM Agreement. We currently intend to use the net proceeds from any sale of shares pursuant to the ATM Agreement for working capital and general corporate purposes.
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
As of June 30, 2022, we had an accumulated deficit of $363.8 million and cash and cash equivalents of $159.7 million. We have experienced recurring losses from operations, and negative cash flows from operations, and we expect to continue operating at a loss and to have negative cash flows from operations for the foreseeable future. We believe our cash and cash equivalents on hand, together with cash we expect to generate from future operations, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. However, because we are in the growth stage of our business and operate in an emerging field of technology, we expect to continue to invest in research and development and expand our sales and marketing teams worldwide. We are likely to require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, the widespread COVID-19 pandemic, including variants, has resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.
Debt Arrangements
As described above, on April 29, 2022, we entered into the Loan Agreement with Hercules, which provides us with a term loan facility of up to $50.0 million, subject to terms and conditions (the “Term Loan Facility”). As of June 30, 2022, $20.0 million has been drawn to date under the Loan Agreement, and can be used for general working capital purposes subject to certain terms and conditions. We may borrow an additional $20.0 million on or before March 15, 2023, subject satisfying certain conditions. An additional $10.0 million may be drawn on or before June 15, 2023, subject to satisfying certain conditions relating to the achievement of trailing twelve-month revenue and profit milestones.
For additional information regarding the terms of the Loan Agreement, see Note 5, Debt.
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the condensed consolidated balance sheet as of June 30, 2022, while others are considered future commitments. Our contractual obligations primarily consist of non-cancelable purchase commitments with various parties to purchase goods or services, primarily inventory, entered into in the normal course of business, operating leases and obligations related to Loan Agreement with Hercules. For information regarding our other contractual obligations, refer to Note 7, Commitments and Contingencies and our Annual Report on Form 10-K as filed with the SEC on February 28, 2022.
Cash Flow Summary

	Six months ended June 30,
	2022	2021
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$(55,393)	$(28,346)
Investing activities	(1,002)	(659)
Financing activities	33,599	257,791

Operating Activities
During the six months ended June 30, 2022, operating activities used $55.4 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $60.4 million, impacted by our non-cash charges of $16.6 million primarily consisting of stock-based compensation of $16.9 million, a $7.1 million change in fair value of warrant liabilities, depreciation and amortization of $4.7 million, change in right-of-use asset of $1.4 million, interest expense and amortization of debt issuance costs and debt discount of $0.4 million. The changes in our operating assets and liabilities of $11.6 million were primarily due to a decrease in operating lease liability of $1.6 million, an increase in accounts payable of $1.1 million, a decrease in accounts receivable of $1.3 million and an increase in accrued and other liabilities of $0.3 million.
During the six months ended June 30, 2021, operating activities used $28.3 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $53.0 million, impacted by our non-cash charges of $30.0 million primarily consisting of inventory write down of $0.1 million, interest expense and amortization of debt issuance costs and debt discount of $0.3 million, depreciation and amortization of $2.3 million, change in right-of-use asset of $1.0 million, stock-based compensation of $11.4 million. The changes in our operating assets and liabilities of $5.4 million were primarily due to an increase in accounts receivable of $2.3 million, an decrease of accounts payable of $3.3 million, and an increase in accrued and other current liabilities of $1.7 million.
Investing Activities
During the six months ended June 30, 2022, cash used in investing activities was $1.0 million, which was related to purchases of property, plant and equipment, partially offset by sales of property and equipment.
During the six months ended June 30, 2021, cash used in investing activities was $0.7 million, which was related to purchases of property, plant and equipment.
Financing Activities
During the six months ended June 30, 2022, cash provided by financing activities was $33.6 million, consisting primarily of $19.1 million of proceeds from borrowings, net of debt discount and issuance costs, $14.6 million of proceeds from the issuance of common stock under the ATM Agreement, net of commissions and fees and proceeds from exercise of stock options of $0.3 million.
During the six months ended June 30, 2021, cash provided by financing activities was $257.8 million, consisting primarily of $291.5 million of net proceeds from the Merger and private placement that was consummated concurrent with the Merger offset by offering costs of $27.1 million, and proceeds from the exercise of stock options of $0.5 million, partially offset by repayment of debt of $7.0 million. There were promissory notes to related parties of $5.0 million that were issued and repaid during the six months ended June 30, 2021.
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to our critical accounting policies since the filing of our Annual Report on Form 10-K for the year ended December 31, 2021 except for the addition of deferred debt financing costs as a significant accounting policy, which is described in Note 2 – Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
Refer to Note 2 in our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report on Form 10-Q.
Smaller Reporting Company Status
For the year ending December 31, 2022, we expect that we will be considered a “smaller reporting company” and a “non-accelerated filer” as defined by Rule 12b-2 of the Exchange Act. We therefore would be exempt from certain disclosure requirements and permitted to rely on certain reduced disclosure requirements. For instance, smaller reporting companies are not required to obtain an auditor attestation report regarding management’s assessment of internal control over financial reporting; are not required to provide a compensation discussion and analysis; and may present only two years of audited financial statements and related MD&A disclosure.

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
Interest Rate Risk
As of June 30, 2022, we had cash and cash equivalents of approximately $159.7 million, out of which $156.9 million consisted of institutional money market funds, which carries a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.
In addition, our operating results are subject to risk from interest rate fluctuations on borrowings under our Loan Agreement, which carry variable interest rates. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Because our borrowings under our Loan Agreement bear interest at variable rates, we are exposed to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of June 30, 2022, we had $19.1 million of variable rate debt outstanding under our Loan Agreement. Based upon a sensitivity analysis of our debt levels on June 30, 2022, an increase or decrease of 1% in the effective interest rate would cause an increase or decrease in interest expense of approximately $0.2 million over the next 12 months. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to the material weaknesses in our internal control over financial reporting described below.

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
Changes in Internal Control over Financial Reporting
Other than execution of the material weakness remediation plan activities described above, there has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On June 14, 2022, Velodyne Lidar USA, Inc. (“Velodyne”) filed a lawsuit against the Company relating to two patents and requested an International Trade Commission proceeding with respect to the same two patents. On July 8, 2022, the Company filed a complaint against Velodyne, alleging multiple claims including intellectual property misappropriation and false advertising.
From time to time, we have been and may again become involved in legal proceedings arising in the ordinary course of our business. There is no material litigation, arbitration or governmental proceeding currently pending or to Ouster’s knowledge, threatened against us or any members of Ouster’s management team in their capacity as such. See Part I, Item 1 “Financial Statements (Unaudited) - Note 7. Commitments and Contingencies”.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2022, other than the following:
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
For example, general inflation in the United States, Europe and other geographies has risen to levels not experienced in recent decades. General inflation, including rising prices for inputs and rising wages, as well as rising interest rates negatively impact our business by increasing our operating costs. General inflation also negatively impacts our business by decreasing the capital for our customers to deploy to purchase our products. Inflation may cause our customers to reduce or delay orders for our products thereby causing a decrease in sales. Increased instability relating to this higher inflation as well as rising interest rates may enhance volatility in currency exchange rates, limit our suppliers’ and customers’ access to credit and limit our ability to access debt and equity financing. These uncertainties may make it difficult for us and our suppliers and customers to accurately plan future business activities and materially adversely impact our operating results and financial condition.
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

For example, on June 14, 2022, Velodyne filed a lawsuit against the Company in the District Court for the Northern District of California relating to two patents and requested an International Trade Commission proceeding alleging patent infringement with respect to the same two patents. On July 8, 2022, the Company filed a complaint against Velodyne in the Superior Court of California, alleging multiple claims including intellectual property misappropriation and false advertising.
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
It is not possible to predict the outcome of the ongoing lawsuits, including when or how these matters will be resolved. Regardless of whether the Company is ultimately successful in these lawsuits, such matters could result in substantial costs and significantly and adversely impact the Company’s reputation and divert management’s attention and resources, which could have a material adverse effect on its business, operating results and financial condition, and negatively affect the price of the Company’s common stock. No assurances can be given that any proceedings and claims will not have a material adverse impact on our operating results and consolidated financial position or that our available insurance will mitigate this impact.
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
We can make no assurances whether any of our pending patent applications will mature into issued patents, or that any of our pending trademark applications will be registered, in a manner that gives us any or adequate defensive protection or competitive advantages. We also cannot assure whether any patents issued to us or any trademarks registered by us will not be challenged, invalidated or circumvented. Our portfolio of currently-issued patents and registered trademarks, and any patents that may be issued, any copyrights and trademarks that may be registered in the future, may not provide sufficiently broad protections to us, or may not prove to be enforceable in actions against third parties. We cannot be certain that the actions we have undertaken to protect our technology and products will prevent unauthorized use of our technology or the reverse engineering of our products. Moreover, others may independently develop technologies and products that compete with ours, or infringe our intellectual property.
We have filed for patents and trademarks in the United States and in certain international jurisdictions, but such protections may not be available, and we may not have applied for protections in all countries in which we operate or sell our products. Though we may have obtained intellectual property and related proprietary rights in various jurisdictions, it may prove difficult to enforce our intellectual property rights in practice. Discovering and protecting against unauthorized use of our intellectual property, products and other proprietary rights is expensive and difficult, particularly internationally. We believe that our patents are foundational in the area of lidar products, and intend to enforce our intellectual property rights. Competitors and other unauthorized parties may attempt to copy or reverse engineer our lidar technology and other aspects of our solutions that we consider proprietary. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to prevent unauthorized parties from copying or reverse engineering our products, to determine the validity and scope of the proprietary rights of others or to block the importation of infringing products into the United States or other markets. Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage, market share and a decrease in our revenue, which would adversely affect our business, operating results, financial condition and prospects.

Claims that we are infringing third-party intellectual property, whether successful or not, could subject us to costly and time-consuming litigation or expensive licenses, and adversely affect our business.
Any intellectual property and related contractual litigation, if it is initiated in the future by us or a third party, such as the Velodyne actions, would result in substantial costs and diversion of management resources, either of which could materially and adversely affect our business, operating results and financial condition. Such claims may also divert management resources and attention away from other business efforts and force us to acquire intellectual property rights and licenses, which may involve substantial royalty or other payments that may not be acceptable to us. Further, a party making such a claim against us, if successful, could secure a judgment that requires us to pay substantial damages or such a party could obtain an injunction. An adverse determination also could invalidate our intellectual property rights and adversely affect our ability to offer our products to our customers and may require that we procure or develop substitute products that do not infringe, which could require significant effort and expense. Even if we obtain favorable outcomes in any such litigation, we may not be able to obtain adequate remedies, or may have incurred costs that threaten our financial stability. Assertions of our attempts to enforce our rights against third parties could also lead these third parties to assert their own intellectual property or other rights against us or seek invalidation or a narrowed scope of our rights, in whole or in part. Any of these events could adversely affect our business, operating results, financial condition and prospects.
Lidar is a heavily populated intellectual property field, in which many companies, both within and outside of the lidar industry, hold patents covering lidar products and other adjacent technologies. In addition to patents, companies in the lidar industry typically rely on copyrights and trade secrets to protect their technology. As a result, there has been frequent litigation in the lidar industry based on allegations of patent infringement, misappropriation or other violations of intellectual property rights. We have, and in the future may, receive inquiries from other intellectual property holders and we are subject and may become subject to claims that we infringe others’ intellectual property rights, particularly as our market presence increases, as our products expand to new use cases and geographies, and as we face increasing competition. In addition, parties may claim that our name and the branding of our products infringe their trademark rights in certain countries or territories. If such a claim were to prevail, we may have to change the names of and branding of our products in the affected territories which would be costly and could cause market confusion.
We currently have various agreements in effect pursuant to which we have agreed to defend, indemnify and hold harmless our customers, suppliers, and other partners from damages and costs which may arise from the infringement by our products of third-party patents or other intellectual property rights. The scope of these indemnity obligations may vary and in some instances, include indemnification for damages and expenses, including attorneys’ fees. Our insurance does not typically cover intellectual property infringement claims. A claim that our products infringe a third party’s intellectual property rights, even if unsuccessful, could adversely affect our relationships with our customers and deter future customers from purchasing our products. Our defense of intellectual property rights claims brought against us, or our customers, suppliers or partners, with or without merit, could be time-consuming and expensive to litigate or settle.
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
We did not sell any securities during the three months ended June 30, 2022 that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
We did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act during the three months ended June 30, 2022.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference

		Form	File No.	Exhibit	Filing Date	Filed/ Furnished herewith
2.1†	Agreement and Plan of Merger, dated as of December 21, 2020, by and among the Company, Beam Merger Sub, Inc. and Ouster, Inc.	S-4/A	333-251611	2.1	2/10/2021
3.1	Certificate of Incorporation of Ouster, Inc.	S-4 POS	333-251611	3.1	3/10/2021
3.2	Bylaws of Ouster, Inc.	S-4 POS	333-251611	3.2	3/10/2021
10.1	Ouster, Inc. 2022 Employee Stock Purchase Plan	8-K	001-39463	10.1	6/14/2022
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
____________

†	The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ouster, Inc.
Date: August 5, 2022	By:	/s/ Anna Brunelle
	Name:	Anna Brunelle
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)