Form 10-Q
period 2022-09-30
Ouster, Inc.
filed 2022-11-08
CIK 1816581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of November 7, 2022, the registrant had 184,531,202 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Ouster, Inc. (the “Company”, “Ouster,” or “we”) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding Ouster’s future operating results and financial position, its business strategy and plans, including new products, the expected timing of the closing of the Velodyne Merger (as defined herein); the ability of the parties to complete the Velodyne Merger considering the various closing conditions; the Company’s ability to continue as a going concern; the availability of cash or additional financing to fund our operations; future cost savings measures; market growth and trends, and the Company’s objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” “aim,” “forecast,” “should,” “can have,” “likely,” and similar expressions are intended to identify forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and trends that it believes may affect its financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including Ouster’s limited operating history and history of losses; the negotiating power and product standards of its customers; fluctuations in its operating results; supply chain constraints and challenges; cancellation or postponement of contracts or unsuccessful implementations; the adoption of its products and the growth of the lidar market generally; the risk that the Velodyne Merger may not be completed in a timely manner or at all; uncertainties as to the timing of the consummation of the Velodyne Merger and the potential failure to satisfy the conditions to the consummation of the Velodyne Merger, including obtaining stockholder and regulatory approvals; the risk that the Velodyne Merger may involve unexpected costs, liabilities or delays; the risk that the Company may not recognize the anticipated benefits of the Velodyne Merger;its ability to grow its sales and marketing organization; substantial research and development costs needed to develop and commercialize new products; the competitive environment in which it operates; selection of its products for inclusion in target markets; its future capital needs and ability to secure additional capital on favorable terms or at all; its ability to use tax attributes; its dependence on key third party suppliers, in particular Benchmark Electronics, Inc., and manufacturers; its ability to maintain inventory and the risk of inventory write-downs; inaccurate forecasts of market growth; its ability to manage growth; the creditworthiness of its customers; risks related to acquisitions; risks related to international operations; risks of product delivery problems or defects; costs associated with product warranties; its ability to maintain competitive average selling prices or high sales volumes or reduce product costs; conditions in its customers’ industries; its ability to recruit and retain key personnel; its use of professional employer organizations; its ability to adequately protect and enforce its intellectual property rights; its ability to effectively respond to evolving regulations and standards; risks related to operating as a public company; risks related to the COVID-19 pandemic; and risks related to certain of its warrants being accounted for as liabilities. Other risk factors include the important factors described in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2022, as may be updated from time to time in the Company’s other filings with the SEC, that may cause its actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.
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
As of June 30, 2022, the Company determined that it qualified as a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act. Consistent with Section 5120.1(d) of the Financial Reporting Manual, the Company has elected to reflect this status immediately. As a result, for the year ending December 31, 2023 and the remainder of the year ending December 31, 2022, we expect that we will be exempt from certain disclosure requirements and permitted to rely on certain reduced disclosure requirements. For instance, smaller reporting companies are not required to obtain an auditor attestation report regarding management’s assessment of internal control over financial reporting; are not required to provide a compensation discussion and analysis; and may present only two years of audited financial statements and related MD&A disclosure.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OUSTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$133,189	$182,644
Restricted cash, current	250	977
Accounts receivable, net	10,783	10,723
Inventory	20,804	7,448
Prepaid expenses and other current assets	6,923	5,566
Total current assets	171,949	207,358
Property and equipment, net	8,594	10,054
Operating lease, right-of-use assets	13,652	15,156
Goodwill	51,151	51,076
Intangible assets, net	19,286	22,652
Restricted cash, non-current	1,088	1,035
Other non-current assets	554	371
Total assets	$266,274	$307,702
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$8,154	$4,863
Accrued and other current liabilities	14,395	14,173
Operating lease liability, current portion	3,127	3,067
Total current liabilities	25,676	22,103
Operating lease liability, long-term portion	14,288	16,208
Warrant liabilities (at September 30, 2022 and December 31, 2021 related party $97 and $2,669, respectively)	276	7,626
Debt	19,181	—
Other non-current liabilities	1,561	1,065
Total liabilities	60,982	47,002
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.0001 par value per share; 100,000,000 shares authorized at September 30, 2022 and December 31, 2021; Nil shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively (aggregate liquidation preference of nil at September 30, 2022 and December 31, 2021, respectively)	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at September 30, 2022 and December 31, 2021; 184,190,016 and 172,200,417 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	18	17
Additional paid-in capital	605,195	564,045
Accumulated deficit	(399,740)	(303,356)
Accumulated other comprehensive loss	(181)	(6)
Total stockholders’ equity	205,292	260,700
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$266,274	$307,702

The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product revenue	$11,204	$7,755	$30,091	$21,726
Cost of product revenue	7,488	5,879	21,002	16,212
Gross profit	3,716	1,876	9,089	5,514
Operating expenses:
Research and development	17,212	8,390	49,011	19,576
Sales and marketing	8,541	6,737	23,194	14,777
General and administrative	14,008	14,073	40,306	36,177
Total operating expenses	39,761	29,200	112,511	70,530
Loss from operations	(36,045)	(27,324)	(103,422)	(65,016)
Other (expense) income:
Interest income	733	165	1,231	305
Interest expense	(699)	—	(1,143)	(504)
Other income (expense), net	61	14,490	7,071	(422)
Total other expense, net	95	14,655	7,159	(621)
Loss before income taxes	(35,950)	(12,669)	(96,263)	(65,637)
Provision for income tax expense	37	—	121	—
Net loss	$(35,987)	$(12,669)	$(96,384)	$(65,637)
Other comprehensive loss
Foreign currency translation adjustments	$(87)	$—	$(175)	$—
Total comprehensive loss	$(36,074)	$(12,669)	$(96,559)	$(65,637)
Net loss per common share, basic and diluted	$(0.20)	$(0.08)	$(0.55)	$(0.53)
Weighted-average shares used to compute basic and diluted net loss per share	181,361,354	156,647,259	175,795,093	123,175,390
The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance — December 31, 2021	—	$—	172,200,417	$17	$564,045	$(303,356)	$(6)	$260,700
Issuance of common stock upon exercise of stock options	—	—	822,702	—	209	—	—	209
Issuance of common stock upon exercise of restricted stock awards - net of tax withholding	—	—	812,491	—	(59)	—	—	(59)
Repurchase of common stock	—	—	(233,107)	—	(31)	—	—	(31)
Stock-based compensation expense	—	—	—	—	8,750	—	—	8,750
Vesting of early exercised stock options	—	—	—	—	19	—	—	19
Net loss	—	—	—	—	—	(32,397)	—	(32,397)
Other Comprehensive loss	—	—	—	—	—	—	(12)	(12)
Balance — March 31, 2022	—	—	173,602,503	17	572,933	(335,753)	(18)	237,179
Proceeds from at-the-market offering, net of commissions and fees of $451 and issuance costs of $546	—	—	6,749,344	1	14,021	—	—	14,022
Issuance of common stock upon exercise of stock options	—	—	234,241	—	45	—	—	45
Issuance of common stock upon exercise of restricted stock awards	—	—	950,858	—	—	—	—	—
Repurchase of common stock	—	—	(57,301)	—	(12)	—	—	(12)
Vesting of early exercised stock options	—	—	—	—	52	—	—	52
Cancellation of Sense acquisition shares	—	—	(55,130)	—	(358)	—	—	(358)
Stock-based compensation expense	—	—	—	—	8,119	—	—	8,119
Net loss	—	—	—	—	—	(28,000)	—	(28,000)
Other Comprehensive loss	—	—	—	—	—	—	(76)	(76)
Balance — June 30, 2022	—	—	181,424,515	18	594,800	(363,753)	(94)	230,971
Proceeds from at-the-market offering, net of commissions and fees of $54	—	—	1,084,365	—	1,754	—	—	1,754
Issuance of common stock upon exercise of stock options	—	—	722,087	—	146	—	—	146
Issuance of common stock upon exercise of restricted stock awards	—	—	975,147	—	—	—	—	—
Repurchase of common stock	—	—	(16,098)	—	(3)	—	—	(3)
Vesting of early exercised stock options	—	—	—	—	43	—	—	43
Stock-based compensation expense	—	—	—	—	8,455	—	—	8,455
Net loss	—	—	—	—	—	(35,987)	—	(35,987)
Other Comprehensive loss	—	—	—	—	—	—	(87)	(87)
Balance — September 30, 2022	—	$—	184,190,016	$18	$605,195	$(399,740)	$(181)	$205,292

The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
(unaudited)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock			Additional Paid-in- Capital	Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ Equity (Deficit)
	Shares (1)	Amount	Shares (1)	Amount
Balance — December 31, 2020	88,434,754	$39,225	33,327,294	$—		$133,468	$(209,375)	$—	(75,907)
Issuance of common stock upon exercise of stock options		—	727,114	1		189	—	—	190
Repurchase of common stock		—	(220,561)	—		(43)	—	—	(43)
Issuance of redeemable convertible preferred stock upon exercise of warrants	4,232,947	58,097	—	—		—	—	—	—
Conversion of redeemable convertible preferred stock to common stock	(92,667,701)	(97,322)	92,667,701	12		97,322	—	—	97,334
Issuance of common stock upon merger and private offering, net of acquired private placement warrants of $19,377	—	—	34,947,657	3		272,061	—	—	272,064
Offering costs in connection with the merger	—	—	—	—	—	(26,620)	—	—	(26,620)
Vesting of early exercised stock options	—	—	—	—		438	—	—	438
Stock-based compensation expense	—	—	—	—		5,256	—	—	5,256
Net loss	—	—	—	—		—	(20,957)	—	(20,957)
Balance — March 31, 2021	—	—	161,449,205	16		482,071	(230,332)	—	251,755
Vesting of early exercised stock options	—	—	—	—		104	—	—	104
Stock-based compensation expense	—	—	—	—		6,154	—	—	6,154
Net loss	—	—	—	—		—	(32,011)	—	(32,011)
Balance — June 30, 2021	—	$—	161,449,205	$16		$488,329	$(262,343)	$—	$226,002
Issuance of common stock upon exercise of stock options	—	—	186,165	—		35	—	—	35
Cancellation of previously issued awards	—	—	(105,921)	—		—	—	—	—
Vesting of early exercised stock options	—	—	—	—		65	—	—	65
Stock-based compensation expense	—	—	—	—		7,147	—	—	7,147
Net loss	—	—	—	—		—	(12,669)	—	(12,669)
Balance — September 30, 2021	—	$—	161,529,449	$16		$495,576	$(275,012)	$—	$220,580
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

The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(96,384)	$(65,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,070	3,428
Stock-based compensation	25,324	18,557
Change in right-of-use asset	2,075	1,292
Interest expense	290	36
Amortization of debt issuance costs and debt discount	104	250
Change in fair value of warrant liabilities	(7,350)	406
Inventory write down	894	866
Provision for doubtful accounts	9	—
Gain from disposal of property and equipment	(100)	—
Changes in operating assets and liabilities:
Accounts receivable	(69)	(4,378)
Inventory	(14,249)	(2,551)
Prepaid expenses and other assets	(1,540)	42
Accounts payable	3,225	(2,707)
Accrued and other liabilities	(158)	7,060
Operating lease liability	(2,431)	(1,770)
Net cash used in operating activities	(83,290)	(45,106)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property & equipment	275	—
Purchases of property and equipment	(2,353)	(1,774)
Net cash used in investing activities	(2,078)	(1,774)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the merger and private offering	—	291,454
Payment of offering costs	—	(27,124)
Repayment of debt	—	(7,000)
Proceeds from issuance of promissory notes to related parties	—	5,000
Repayment of promissory notes to related parties	—	(5,000)
Repurchase of common stock	(46)	(43)
Proceeds from exercise of stock options	398	539
Proceeds from borrowings, net of debt discount and issuance costs	19,077	—
Proceeds from the issuance of common stock under at-the-market offering, net of commissions and fees	16,322	—
At-the-market offering costs for the issuance of common stock	(278)	—
Taxes paid related to net share settlement of restricted stock awards	(59)	—
Net cash provided by financing activities	35,414	257,826
Effect of exchange rates on cash and cash equivalents	(175)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(50,129)	210,946
Cash, cash equivalents and restricted cash at beginning of period	184,656	12,642
Cash, cash equivalents and restricted cash at end of period	$134,527	$223,588
SUPPLEMENTAL DISCLOSURES OF OPERATING ACTIVITIES:
Cash paid for interest	$750	$635
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accrued liabilities	$45	$334
Private placement warrants acquired as part of the merger	$—	$19,377
Issuance of redeemable convertible preferred stock upon exercise of warrants	$—	$58,097
Conversion of redeemable convertible preferred stock to common stock	$—	$97,322
Right-of-use assets obtained in exchange for operating lease liability	$571	$—
Unpaid at-the-market offering costs	$267	$—

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
Liquidity
The Company has experienced recurring losses from operations, and negative cash flows from operations. As of September 30, 2022, the Company had an accumulated deficit of approximately $399.7 million. The Company has historically financed its operations primarily through the Merger and related transactions, the sale of convertible notes and equity securities, proceeds from debt and, to a lesser extent, cash received from sales. Management expects significant operating losses and negative cash flows from operations to continue for the foreseeable future. The Company expects to continue investing in product development and sales and marketing activities. The long-term continuation of the Company’s business plan is dependent upon the generation of sufficient revenues from its products to offset expenses and its ability to raise more capital. In the event that the Company does not generate sufficient cash flows from operations and is unable to obtain funding on acceptable terms or at all, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs or ability to continue operations.

The FASB Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) requires the Company to make certain disclosures if it concludes that there is substantial doubt about the entity’s ability to continue as a going concern within one year from the date of the issuance of these condensed consolidated financial statements.

Management has determined that the Company has funds that are sufficient to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis.

In evaluating the Company’s ability to continue as a going concern, the Company considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following November 8, 2022, the date the Company’s condensed financial statements were issued. Management considered the Company’s current financial condition and liquidity sources, including current funds and available working capital, forecasted future cash flows and the Company’s obligations due before November 8, 2023. As discussed in Note 14 the Company intends to execute the merger transaction with Velodyne Lidar, Inc. (which is subject to usual and customary closing conditions beyond our control). Although there is no assurance that the merger transaction will be successfully completed, the Company believes it can successfully complete the acquisition, enabling it to continue as a going concern. Also, the Company will evaluate whether it can meet its future obligations through the issuance of additional shares. If neither of these occur, the Company would expect to execute plans to reduce operating costs.

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

Merger Agreement with Colonnade Acquisition Corp. and Beam Merger Sub, Inc.
On December 21, 2020, OTI entered into the Merger Agreement with CLA and Beam Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and subsidiary of CLA. OTI’s board of directors unanimously approved OTI’s entry into the Merger Agreement, and on March 11, 2021, the transactions contemplated by the Merger Agreement were consummated. Pursuant to the terms of the Merger Agreement, (i) CLA domesticated as a corporation incorporated under the laws of the State of Delaware and changed its name to “Ouster, Inc.” and (ii) Merger Sub merged with and into OTI (such transactions contemplated by the Merger Agreement, the “Colonnade Merger”), with OTI surviving the Colonnade Merger.
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
Immediately prior to the effective time of the Colonnade Merger, (1) each share of OTI’s Series B Preferred Stock, par value $0.00001 per share (the “OTI Preferred Stock”), converted into one share of common stock, par value $0.00001 per share, of OTI (the “OTI common stock” and, together with OTI Preferred Stock, the “OTI Capital Stock”) (such conversion, the “OTI Preferred Conversion”) and (2) all of the outstanding warrants to purchase shares of OTI Capital Stock were exercised in full or terminated in accordance with their respective terms (the “OTI Warrant Settlement”).

As a result of and upon the closing of the Colonnade Merger, among other things, all shares of OTI Capital Stock (after giving effect to the OTI Warrant Settlement) outstanding immediately prior to the closing of the Colonnade Merger together with shares of OTI common stock reserved in respect of options to purchase shares of OTI common stock and restricted shares of OTI common stock (together, the “OTI Awards”) outstanding immediately prior to the closing of the Colonnade Merger that were converted into awards based on Ouster common stock, were cancelled in exchange for the right to receive, or the reservation of, an aggregate of 150,000,000 shares of Ouster common stock (at a deemed value of $10.00 per share), which, in the case of OTI Awards, were shares underlying awards based on Ouster common stock, representing a fully-diluted pre-transaction. Upon closing of the Colonnade Merger, the Company received gross proceeds of $299.9 million from the Colonnade Merger and private offering, offset by $8.5 million of pre-merger costs relating to CLA and offerings costs of $26.6 million.
The Colonnade Merger was accounted for as a reverse recapitalization under US GAAP. Under this method of accounting, CLA is treated as the “acquired” company for financial reporting purposes. This determination is primarily based on OTI stockholders comprising a relative majority of the voting power of the Company and having the ability to nominate the members of the board of directors of the Company after the Colonnade Merger, OTI’s operations prior to the Colonnade Merger comprising the only ongoing operations of the Company following the Colonnade Merger, and OTI’s senior management prior to the Colonnade Merger comprising a majority of the senior management of the Company following the Colonnade Merger. Accordingly, for accounting purposes, the financial statements of the Company represent a continuation of the financial statements of OTI with the Colonnade Merger being treated as the equivalent of OTI issuing stock for the net assets of CLA, accompanied by a recapitalization whereby no goodwill or other intangible assets are recorded. Transactions and balances prior to the Colonnade Merger are those of OTI. The shares and net loss per share available to holders of OTI’s common stock prior to the Colonnade Merger have been retroactively restated as shares reflecting the exchange ratio established in the Colonnade Merger Agreement.
PIPE Investment
On December 21, 2020, concurrently with the execution of the Colonnade Merger Agreement, CLA entered into subscription agreements with certain institutional and accredited investors (collectively, the “PIPE Investors”), pursuant to which the PIPE Investors agreed to purchase, in the aggregate, 10,000,000 shares of Ouster common stock at $10.00 per share for an aggregate commitment amount of $100,000,000 (the “PIPE Investment”), a portion of which was funded by certain affiliates of Colonnade Sponsor LLC, CLA’s sponsor (the “Sponsor”). The PIPE Investment was consummated substantially concurrently with the closing of the Colonnade Merger.
At the Market Issuance Sales Agreement
On April 29, 2022, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc., pursuant to which the Company may offer and sell, from time to time, through or to the agents, acting as agent or principal, shares of the Company’s common stock having an aggregate offering price of up to $150 million under the Company’s Form S-3 registration statement. From the date of the ATM Agreement through September 30, 2022, the Company sold 7,833,709 shares at a weighted-average sales price of $2.08 per share, resulting in cumulative gross proceeds to the Company totaling approximately $16.8 million before deducting offering costs, sales commissions and fees.
Loan and Security Agreement
On April 29, 2022, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules. The Loan Agreement provides with the term loan of up to $50.0 million, subject to terms and conditions. The Company borrowed the initial tranche of $20.0 million on April 29, 2022. The Company may borrow an additional $20.0 million on or before March 15, 2023, subject satisfying certain conditions. An additional $10.0 million may be drawn on or before June 15, 2023, subject to satisfying certain conditions relating to the achievement of trailing twelve-month revenue and profit milestones.

For additional information, see Note 5, Debt.
Note 2 – Summary of Significant Accounting Policies
During the nine months ended September 30, 2022, there were no significant changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2022, except for the changes described below. The Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.

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
Recently Issued and Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06: Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU also simplify the guidance in ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The new standard became effective for the Company for annual periods beginning December 15, 2021. The Company adopted this ASU as of January 1, 2022 using a modified retrospective method of transition, which did not have an impact on its condensed consolidated financial statements and related disclosures.
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
Accounts receivable from the Company’s major customer representing 10% or more of total accounts receivable was as follows:

	September 30, 2022	December 31, 2021
Customer A	*	11%
* Customer accounted for less than 10% of total accounts receivable in the period.

Revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Customer C	*	*	*	10%
* Customer accounted for less than 10% of total revenue in the period.
Concentrations of Supplier Risk
Purchases from the Company’s major suppliers representing 10% or more of total purchases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30, 2022
	2021	2020	2021	2020
Supplier B	29%	19%	33%	17%

Supplier B accounted for 32% and 55% of total accounts payable balance as of September 30, 2022 and December 31, 2021.
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
As of September 30, 2022 and December 31, 2021, the Company’s Level 3 liabilities consisted of the Private Placement warrant liability. The determination of the fair value of warrant liability is discussed in Note 6.
The following table provides information by level for the Company’s assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$129,919	$—	$—	$129,919
Total financial assets	$129,919	$—	$—	$129,919
Liabilities
Warrant liabilities	$—	$—	$276	$276
Total financial liabilities	$—	$—	$276	$276

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$177,513	$—	$—	$177,513
Total financial assets	$177,513	$—	$—	$177,513
Liabilities
Warrant liabilities	$—	$—	$7,626	$7,626
Total financial liabilities	$—	$—	$7,626	$7,626
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
The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

	Redeemable Convertible Preferred Stock Warrant Liability	Private Placement Warrant Liability
Fair value as of December 31, 2021	$—	$7,626
Change in the fair value included in other income (expense), net	—	(7,350)
Fair value as of September 30, 2022	$—	$276

Fair value as of December 31, 2020	(49,293)	—
Private placement warrant liability acquired as part of the Colonnade Merger	—	(19,377)
Change in the fair value included in other income (expense), net	(8,804)	8,398
Issuance of preferred stock upon exercise of warrants	58,097	—
Fair value as of September 30, 2021	$—	$(10,979)
Disclosure of Fair Values
Financial instruments that are not re-measured at fair value include accounts receivable, accounts payable, accrued and other current liabilities and debt. The carrying values of these financial instruments approximate their fair values.
Note 4. Balance Sheet Components
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Cash	$3,270	$5,131
Cash equivalents:
Money market funds(1)	129,919	177,513
Total cash and cash equivalents	$133,189	$182,644
(1)The Company maintains a cash sweep account, which is included in money market funds as of September 30, 2022. Cash is invested in short-term money market funds that earn interest.

Restricted Cash
Restricted cash consists of certificates of deposit held by a bank as security for outstanding letters of credit. In September 2022, the Company received $0.7 million of restricted cash balance that was related to a deposit in connection with the execution of a respective lease contract at 2741 16th Street. The Company had a restricted cash balance of $1.3 million and $2.0 million as of September 30, 2022 and December 31, 2021, respectively, which has been excluded from the Company’s cash and cash equivalents balances. The Company presented $0.3 million and $1.0 million of the total amount of restricted cash within current assets on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively. The remaining restricted cash balance of $1.1 million and $1.0 million is included in non-current assets on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.
Reconciliation of cash, cash equivalents and restricted cash as shown in the condensed consolidated statement of cash flows to the respective accounts within the condensed consolidated balance sheet is as follows (in thousands):

	September 30, 2022	September 30, 2021
Cash and cash equivalents	$133,189	$221,576
Restricted cash, current	250	1,008
Restricted cash, non-current	1,088	1,004
Total cash, cash equivalents and restricted cash	$134,527	$223,588
Inventory
Inventory, consisting of material, direct and indirect labor, and manufacturing overhead, consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$6,194	$2,401
Work in process	2,658	1,951
Finished goods	11,952	3,096
Total inventory	$20,804	$7,448
Total inventory balance as of September 30, 2022 and December 31, 2021 includes a write down of $2.2 million and $1.7 million, respectively, for obsolete, scrap, or returned inventory. During the three months ended September 30, 2022 and 2021, $0.5 million and $0.7 million of inventory write offs were charged to cost of revenue. During the nine months ended September 30, 2022 and 2021, respectively, $0.9 million and $0.9 million of inventory write offs were charged to cost of revenue. During the three and nine months ended September 30, 2022, $0.3 million of inventory write offs were charged to research and development.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid expenses	$1,875	$1,970
Prepaid insurance	1,520	1,355
Receivable from contract manufacturer	2,068	1,344
Other current assets	1,460	897
Total prepaid and other current assets	$6,923	$5,566

Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	Estimated Useful Life (in years)	September 30, 2022	December 31, 2021
Machinery and equipment	3	$9,292	$8,404
Computer equipment	3	504	498
Automotive and vehicle hardware	5	93	93
Software	3	104	104
Furniture and fixtures	7	772	730
Construction in progress		3,187	1,700
Leasehold improvements	Shorter of useful life or lease term	9,358	9,265
		23,310	20,794
Less: Accumulated depreciation		(14,716)	(10,740)
Property and equipment, net		$8,594	$10,054
Depreciation expense associated with property and equipment was $3.7 million and $2.3 million in the nine months ended September 30, 2022 and 2021, respectively.
Goodwill and Acquired Intangible Assets, Net
In the fourth quarter of 2021, the Company completed the acquisition of Sense Photonics Inc. (“Sense”), a privately held lidar technology company for autonomous vehicles. The transaction has been accounted for as a business combination. The Company purchased all of the outstanding shares of the capital stock of Sense and settled all Sense debt for total consideration of $72.8 million. Goodwill represents the excess of the purchase price over the preliminary estimated fair values of the identifiable assets and assumed liabilities acquired and is primarily attributable to the assembled workforce and expected synergies at the time of the acquisition. Goodwill is not deductible for tax purposes.

The Company assesses goodwill for impairment during the fourth quarter of each year or more often if deemed necessary. As of September 30, 2022, the Company with the assistance of third-party valuation specialist performed an interim impairment test of its goodwill as a result of the decline in market conditions and updated outlook as a result of the impact of market uncertainties that prolonged sales cycle. The Company’s reporting unit fair value was determined based on a discounted future cash flow model (income approach). The estimated fair value of the reporting unit exceeded its carrying value by approximately 4% as of September 30, 2022. Accordingly, the Company determined that goodwill was not impaired as of September 30, 2022.

Given this level of fair value, in the event the financial performance of the Company does not meet management’s current expectations in the future or the Company experiences prolonged market downturns or persistent declines in the Company’s stock price, worsening trends from the COVID-19 pandemic, or there are other negative revisions to key assumptions, the Company may be required to perform additional impairment analyses and could be required to recognize a non-cash goodwill impairment charge. As of September 30, 2022, goodwill was $51.2 million.

Measurement period adjustments recognized during 2022 related primarily to updated estimated fair values for assumed employer withholding tax liabilities, royalty liability and a net working capital adjustment. A reconciliation of preliminary total consideration as of December 31, 2021, and total consideration as of September 30, 2022, are presented below (in thousands):

	As Reported	Measurement Period Adjustment	As Adjusted Value
Fair value of common stock issued at closing	$60,024	$(358)	$59,666
Fully vested replacement equity awards	1,081	—	1,081
Cash paid at closing to settle Sense pre-existing debt and transaction costs incurred by Sense	11,703	—	11,703
Total consideration	$72,808	$(358)	$72,450

	As Reported	Measurement Period Adjustment	As Adjusted Value
Assets acquired:
Cash	689	—	689
Restricted cash	69	—	69
Accounts receivable, net	768	—	768
Prepaid expenses and other current assets	463	—	463
Property and equipment, net	626	—	626
Developed technology	15,900	—	15,900
Vendor relationship	6,600	—	6,600
Customer relationships	900	—	900
Goodwill	51,076	76	51,152
Total assets acquired	$77,091	$76	$77,167
Liabilities assumed:
Accounts payable	$(266)	$—	$(266)
Accrued and other current liabilities	$(1,540)	$(234)	$(1,774)
Other non-current liabilities	$—	$(200)	$(200)
Deferred tax liability	$(2,477)	$—	$(2,477)
Total liabilities assumed	$(4,283)	$(434)	$(4,717)
Net Assets acquired	$72,808	$(358)	$72,450
The following tables present acquired intangible assets, net as of September 30, 2022 and December 31, 2021 (in thousands):

		September 30, 2022
	Estimated Useful Life (in years)	Gross Carrying amount	Accumulated Amortization	Net Book Value
Developed technology	8	$15,900	$(1,822)	$14,078
Vendor relationship	3	6,600	(2,017)	4,583
Customer relationships	3	900	(275)	625
Intangible assets, net		$23,400	$(4,114)	$19,286

		December 31, 2021
	Estimated Useful Life (in years)	Gross Carrying amount	Accumulated Amortization	Net Book Value
Developed technology	8	$15,900	$(331)	$15,569
Vendor relationship	3	6,600	(367)	6,233
Customer relationships	3	900	(50)	850
Intangible assets, net		$23,400	$(748)	$22,652
Amortization expense was $3.4 million in the nine months ended September 30, 2022.

The following table summarizes estimated future amortization expense of finite-lived intangible assets-net (in thousands):

Years:	Amount
2022 (the remainder of 2022)	$1,120
2023	4,488
2024	4,071
2025	1,988
2026	1,988
Thereafter	5,631
Total	$19,286

Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued compensation	$4,017	$3,229
Uninvoiced receipts	7,973	9,835
Accrued interest	290	—
ESPP contributions	159	—
Other	1,956	1,109
Total accrued and other current liabilities	$14,395	$14,173
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
On March 26, 2021, the Company terminated the Runway Loan and Security Agreement and repaid the $7.0 million principal amount outstanding as well as interest and fees amounting to $0.4 million. The Company incurred no prepayment fees in connection with the termination and all liens and security interests securing the loan made pursuant to the Runway Loan and Security Agreement were released upon termination. As of September 30, 2022 and December 31, 2021, the outstanding principal balance of the loan was nil, respectively.

Promissory Notes
The Company issued a $5 million promissory note in January 2021 to certain current investors of the Company (or their respective affiliates) to help continue to fund the Company’s ongoing operations through the consummation of the Colonnade Merger. The note accrued interest at a rate equal to LIBOR plus 8.5% per annum and was repaid on March 11, 2021 in accordance with its terms in connection with the consummation of the Colonnade Merger.
Loan and Security Agreement
On April 29, 2022, the Company entered into the Loan Agreement with Hercules. The Loan Agreement provides the Company with a term loan of up to $50.0 million, subject to terms and conditions. The Company borrowed the initial tranche of $20.0 million on April 29, 2022. The Company may borrow an additional $20.0 million on or before March 15, 2023, subject satisfying certain conditions. An additional $10.0 million may be drawn on or before June 15, 2023, subject to satisfying certain conditions relating to the achievement of trailing twelve-month revenue and profit milestones.

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

In connection with the Loan Agreement, the Company paid the lender a cash facility and legal fees of $0.6 million and incurred debt issuance costs to third parties that were directly related to issuing debt in the amount of $0.3 million. The effective interest rate on this debt is 14.3% after giving effect to the debt discount, debt issuance costs and the end of term charge. Amortization expense included in the interest expense related to debt discount and debt issuance costs of the Loan Agreement was not material for the three and nine months ended September 30, 2022.

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

Long-term debt outstanding is summarized below (in thousands):

September 30, 2022
Long-term debt	$20,000
Less: unamortized debt discount	(530)
Less: debt issuance costs	(289)
Total debt	$19,181

The unamortized debt discount and debt issuance costs are amortized to interest expense over the life of the instrument using the effective interest rate method.

Note 6. Warrants
Series A and B Redeemable Convertible Preferred Stock Warrants
On November 27, 2018, in connection with the execution of the prior Loan and Security Agreement (the “Runway Loan and Security Agreement”), OTI issued a warrant to purchase 35,348 shares of Series A Preferred Stock of OTI at an exercise price of $11.3518 per share (the “Runway warrant”). On August 5, 2019, in connection with the second amendment to the Runway Loan and Security Agreement, OTI amended the Runway warrant to increase the number of shares available to purchase to 53,023 shares of Series A Preferred Stock of OTI at an exercise price of $11.3518 per share.
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
The fair value of the warrants issued was recorded as of the date of initial issuance in the amount of $0.1 million. The subsequent issuance of warrants pursuant to the August 5, 2019 amendment to the Runway Loan and Security Agreement was recorded in the amount of $0.1 million. Immediately prior to the Colonnade Merger, the warrants were exercised in full in accordance with their terms.
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
The Series B warrants were initially recognized as a liability at a fair value of $0.7 million. The Series B warrants were exercised on February 11, 2021 and the warrant liability was remeasured to fair value as of that date, resulting in a loss of $8.3 million for the nine months ended September 30, 2021, classified within other income (expense), net in the consolidated statements of operations and comprehensive loss. Upon exercise, redeemable convertible preferred stock converted into common stock pursuant to the conversion rate effective immediately prior to the Colonnade Merger.
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

Private Placement Warrants
Simultaneously with the closing of the Company’s initial public offering (the “IPO”) in August 2020, the sponsor of CLA, Colonnade Sponsor LLC, purchased an aggregate of 6,000,000 Private Placement warrants at a price of $1.00 per warrant, for an aggregate purchase price of $6,000,000. The Private Placement warrants became exercisable 12 months following the closing of the Company’s IPO, and will expire five years from the completion of the Colonnade Merger, or earlier upon redemption or liquidation. On March 11, 2021, each outstanding Private Placement warrant automatically converted into a warrant to purchase one share of Ouster common stock pursuant to the Warrant Agreement, at an exercise price of $11.50 per share.
The private placement warrant liability was remeasured to fair value as of September 30, 2022, resulting in a gain of $0.2 million and $7.4 million for the three and nine months ended September 30, 2022, respectively, classified within other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. The private placement warrant liability was remeasured to fair value as of September 30, 2021 resulting in a loss of $14.5 million and $8.4 million for the three and nine months ended September 30, 2021, respectively, classified within other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
The Private Placement warrants were valued using the following assumptions under the Black-Scholes option-pricing model:

	September 30, 2021	December 31, 2021	September 30, 2022
Stock price	$7.32	$5.20	$0.96
Exercise price of warrant	11.5	11.5	11.5
Expected term (years)	4.44	4.19	3.44
Expected volatility	46.00%	57.00%	69.24%
Risk-free interest rate	0.90%	1.14%	4.21%
Public Warrants
CLA, in its IPO in August 2020, issued 20,000,000 units that each consisted of one Class A ordinary share and one-half warrant to purchase a Class A ordinary share, which the Company refers to as CLA warrants before the Colonnade Merger and Public warrants after the Colonnade Merger. These warrants may only be exercised for a whole number of shares, and no fractional warrants were issued or issuable upon separation of the units and only whole warrants will trade. The warrants became exercisable 12 months following the closing of the Company’s IPO, and will expire five years from the completion of the Colonnade Merger, or earlier upon redemption or liquidation. Each Public warrant is exercisable at a price of $11.50 per share. On March 11, 2021, upon the closing of the Colonnade Merger pursuant to the Colonnade Merger Agreement (Note 1), each of the 9,999,996 outstanding warrants, as adjusted for any fractional warrants that were not issued upon separation, was converted automatically into a redeemable Public warrant to purchase one share of the Company’s common stock. The Public warrants were recognized as equity upon the Colonnade Merger in the amount of $17.9 million.

Prior to their expiration, the Company may redeem the Public warrants at a price of $0.01 per warrant, provided that the closing price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which the Company gives proper notice of such redemption to the warrants holders.

Note 7. Commitments and Contingencies
Letters of Credit
In connection with certain office leasehold interests in real property located in San Francisco (350 Treat Ave and, 2741 16th Street) and in Paris (5, rue Coq Héron), the Company obtained letters of credit from certain banks as required by the lease agreements. If the Company defaults under the terms of the applicable lease, the lessor will be entitled to draw upon the letters of credit in the amount necessary to cure the default. The amounts covered by the letters of credit are collateralized by certificates of deposit, which are included in restricted cash on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021. The outstanding amount of the letters of credit was $1.3 million and $2.0 million as of September 30, 2022 and December 31, 2021, respectively.
Non-Cancelable Purchase Commitments
As of September 30, 2022, the Company had non-cancelable purchase commitments to a third-party contract manufacturer for approximately $26.0 million and other vendors for approximately $7.5 million.
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

On June 14, 2022, Velodyne Lidar USA, Inc. (“Velodyne”) filed a lawsuit against the Company relating to two patents and requested an International Trade Commission proceeding with respect to the same two patents. On July 8, 2022, the Company filed a complaint against Velodyne, alleging multiple claims including intellectual property misappropriation and false advertising. While the cases remain pending, the Company and Velodyne have agreed that no later than seven days after the execution of the merger agreement with Velodyne (the “Velodyne Merger Agreement”), each will cooperate to take certain actions in connection with dismissing these pending litigation matters between the Company and Velodyne and moving to terminate United States International Trade Commission Investigation No. 337-TA-1332. There can be no assurances that such matters will ultimately be dismissed.

Other than as set forth above, as of September 30, 2022 and December 31, 2021 there were no material updates and no other material litigation matters.
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

The Company has also entered into indemnity agreements pursuant to which it has indemnified its directors and officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or executive officer, other than liabilities arising from willful misconduct of the individual. To date, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnity agreements. The unaudited condensed consolidated financial statements do not include a liability for any potential obligations under the indemnification agreements at September 30, 2022 and December 31, 2021.
Note 8. Redeemable Convertible Preferred and Common Stock
The Company’s common stock and warrants trade on the New York Stock Exchange under the symbol “OUST” and “OUSTWS”, respectively. Pursuant to the terms of the Second Amended and Restated Certificate of Incorporation, the Company is authorized to issue the following shares and classes of capital stock, each with a par value of $0.0001 per share: (i) 1,000,000,000 shares of common stock; (ii) 100,000,000 shares of preferred stock. Immediately following the Colonnade Merger, there were 161,449,205 shares of common stock with a par value of $0.0001, and 15,999,996 warrants outstanding. The holder of each share of common stock is entitled to one vote.
The Company has retroactively adjusted the shares issued and outstanding prior to March 11, 2021 to give effect to the exchange ratio established in the Colonnade Merger Agreement to determine the number of shares of common stock into which they were converted.
Immediately prior to the Colonnade Merger, OTI’s certificate of incorporation, as amended, authorized it to issue 342,367,887 shares of $0.00001 par value, with 210,956,516 shares designated as common stock and 131,411,372 shares of redeemable convertible preferred stock.
On March 11, 2021, upon the closing of the Transaction pursuant to the Colonnade Merger Agreement (Note 1), all of the outstanding redeemable convertible preferred stock was converted to the Company’s common stock pursuant to the conversion rate effective immediately prior to the Transaction and the remaining amount was reclassified to additional paid-in capital. As of September 30, 2022 and December 31, 2021, the Company does not have any redeemable convertible preferred stock outstanding.
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
From the date of the ATM Agreement through September 30, 2022, the Company sold 7,833,709 shares at a weighted-average sales price of $2.08 per share, resulting in cumulative gross proceeds to the Company totaling approximately $16.8 million before deducting offering costs, sales commissions and fees. Cumulative net proceeds to the Company totaled approximately $15.8 million after deducting offering costs, sales commissions and fees. The Company plans to use the net proceeds from this offering for working capital and general corporate purposes.

In September 2022, the Company suspended sales of common stock through its ATM Agreement. The remaining availability under the ATM Agreement as of September 30, 2022 is approximately $133.2 million.
Note 9. Stock-based Compensation
As of September 30, 2022, the Company has four equity incentive plans, the 2015 Stock Plan (the “2015 Plan”), the Sense 2017 Equity Incentive Plan (the “Sense Plan”), the 2021 Incentive Award Plan (the “2021 Plan”) and 2022 Employee Stock Purchase Plan (the “2022 ESPP” and, collectively with the 2015 Plan, the Sense Plan and the 2021 Plan, together the “Plans”).

The Plans provide for the grant of stock options, stock appreciation rights, restricted stock awards (“RSA”), restricted stock units (“RSUs”), performance stock unit awards and other forms of equity compensation (collectively, “equity awards”). In addition, the 2021 Plan provides for the grant of performance bonus awards. All awards under the Plans may be granted to employees, including officers, and awards under the 2015 Plan, Sense Plan and 2021 Plan also may be granted to directors and consultants, in each case, within the limits defined in the Plans.

The Company’s 2022 ESPP has been offered to all eligible employees since August 2022 and generally permits certain employees to purchase shares of our common stock through payroll deductions of up to 15% of their compensation of each offering period, subject to certain limitations. Under the 2022 ESPP, the purchase price of a share under the ESPP equals 85% of the lesser of the fair market value of a share of common stock on either the first or last day of each offering period, but no less than the par value per share of common stock. As of September 30, 2022, 6.9 million shares of our common stock were available for issuance under the 2022 ESPP. The stock-based compensation expense is calculated as of the beginning of the offering period as the fair value of the 2022 ESPP shares utilizing the Black-Scholes option valuation model and is recognized over the offering period. The first offering period under the 2022 ESPP commenced on September 6, 2022. As of September 30, 2022, the maximum number of shares that may be issued under the first offering period was 349,630 shares of our common stock, but no shares were issued under the 2022 ESPP.

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

On October 12, 2020, certain executives and employees issued the Company partial recourse promissory notes with an aggregate principal of $1.1 million. The promissory notes carried a 0.38% annual interest rate and were due on the earliest of the ninth anniversary of the date of issuance of the notes, the termination of employment of the executive/employee, the filing by the Company of a registration statement under the Securities Act of 1933, the promissory notes being prohibited under Section 13(k) of the Securities Exchange Act of 1934 or, the closing of a change in control of the Company. The promissory notes were issued by the executives and employees in satisfaction of the exercise price of vested options to purchase 2,883,672 shares of common stock and unvested options to purchase 4,603,833 shares of common stock. No cash was exchanged as part of the exercises. In March 2021, in connection with the close of the Colonnade Merger, the Company forgave half of the respective obligations under the promissory notes for certain executives and required such noteholders to repay the remaining balance of $0.3 million under their respective notes. Additional compensation expense of $0.3 million was recognized in general and administrative expenses for the nine months ended September 30, 2021 for the value of the loans forgiven. No obligations under the promissory notes for non-executive noteholders were outstanding as of September 30, 2022 and December 31, 2021.

Stock option activity for the nine months ended September 30, 2022 is as follows:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—December 31, 2021	24,129,096	$1.01	8.60	$100,992
Options exercised	(1,753,708)	0.20
Options cancelled	(857,212)	2.85
Outstanding—September 30, 2022	21,518,176	$1.01	7.92	$9,866
Vested and expected to vest—September 30, 2022	21,518,176	$1.01	7.92	$9,866
Exercisable—September 30, 2022	11,545,615	$0.89	7.86	$5,669

The following table summarizes information about stock options outstanding and exercisable at September 30, 2022.

	Options Outstanding			Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.18	4,088,911	7.73	$0.18	3,027,603	$0.18
$0.21	8,909,207	7.98	$0.21	4,415,060	$0.21
$1.42	7,524,114	8.00	$1.42	3,605,304	$1.42
$1.49	34,036	0.18	$1.49	34,036	$1.49
$5.24	316,111	6.25	$5.24	234,893	$5.24
$10.26	645,797	8.60	$10.26	228,719	$10.26
	21,518,176			11,545,615
As of September 30, 2022, there was approximately $15.7 million of unamortized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock Units (“RSU”)
A summary of RSU activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Unvested—December 31, 2021	9,326,572	$7.82
Granted during the year	14,701,880	2.86
Canceled during the year	(2,887,605)	5.95
Vested during the year	(2,754,926)	7.22
Unvested—September 30, 2022	18,385,921	$4.24
Stock compensation expense is recognized on a straight-line basis over the vesting period of each RSU. As of September 30, 2022, total compensation expense related to unvested RSUs granted to employees, but not yet recognized, was $72.3 million, with a weighted-average remaining vesting period of 2.9 years.

RSUs settle into shares of common stock upon vesting.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense for all stock options in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of product revenue	$207	$206	$570	$457
Research and development	3,681	2,063	11,248	4,305
Sales and marketing	1,913	1,717	5,276	2,702
General and administrative	2,654	3,161	8,230	11,093
Total stock-based compensation	$8,455	$7,147	$25,324	$18,557
The following table summarizes stock-based compensation expense by award type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
RSUs	$6,313	$4,892	$18,460	$8,824
Stock Options	2,099	2,251	6,807	9,718
Employee stock purchase plan	43	—	43	—
RSAs	—	4	14	15
Total stock-based compensation	$8,455	$7,147	$25,324	$18,557

Note 10. Net Loss Per Common Share
The following table sets forth the computation of basic and diluted net loss per common share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(35,987)	$(12,669)	$(96,384)	$(65,637)
Denominator:
Weighted average shares used to compute basic and diluted net loss per share	181,361,354	156,647,259	175,795,093	123,175,390
Net loss per common share—basic and diluted	$(0.20)	$(0.08)	$(0.55)	$(0.53)
The shares and net loss per common share, prior to the Colonnade Merger, have been retroactively restated as shares reflecting the exchange ratio of approximately 0.703 shares of the Company per one share of OTI as established in the Colonnade Merger Agreement.
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
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	September 30,
	2022	2021
Options to purchase common stock	21,518,176	24,959,807
Public and private common stock warrants	15,999,900	15,999,996
Restricted Stock Units	18,385,921	4,304,588
Unvested early exercised common stock options	970,090	2,234,455
ESPP shares pending issuance	349,630	—
Unvested RSAs	—	23,288
Vested and early exercised options subject to nonrecourse notes	—	2,172,238
Total	57,223,717	49,694,372
Note 11. Income Taxes
The Company’s income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in the quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on the deferred tax assets as it is more likely than not that some, or all, of the Company’s deferred tax assets will not be realized. The Company continues to maintain a full valuation allowance against its net deferred tax assets. Due to tax losses and the offsetting valuation allowance, the income tax provision for the three and nine months ended September 30, 2022 and 2021 was not material to the Company’s condensed consolidated financial statements.

Note 12. Revenue
Revenue from the sale of lidar sensor kits, which is recognized at a point in time, was $11.2 million and $7.8 million in the three months ended September 30, 2022 and 2021, respectively, and $30.1 million and $21.7 million in the nine months ended September 30, 2022 and 2021, respectively.
The following table presents total revenues by geographic area based on the location products were shipped to and services provided (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$4,010	$4,037	$9,850	$8,463
North and South America, excluding United States	172	147	835	675
Asia and Pacific	2,072	1,957	7,004	4,904
Europe, Middle East and Africa	4,950	1,614	12,402	7,684
Total	$11,204	$7,755	$30,091	$21,726

Note 13. Related Party Transactions
See Note 5, Debt for details of promissory notes issued by the Company to certain investors of the Company (or an affiliate thereof).
See Note 9, Stock-based compensation for details of partial recourse promissory notes issued by the Company to certain executives and employees.
Note 14. Subsequent events
Velodyne Merger
On November 4, 2022, the Company, Velodyne Lidar, Inc., a Delaware corporation (“Velodyne”), Oban Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub I”) and Oban Merger Sub II LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of the Company (“Merger Sub II”), entered into an Agreement and Plan of Merger (the “Velodyne Merger Agreement”). Pursuant to the Velodyne Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, Merger Sub I shall be merged with and into Velodyne (the “Velodyne First Merger”), with Velodyne surviving as a wholly owned subsidiary of the Company (the “Surviving Corporation”) and as soon as practicable following the First Merger, the Surviving Corporation will be merged with and into Merger Sub II with Merger Sub II surviving as a wholly owned subsidiary of the Company (the “Velodyne Second Merger”, and together with the First Merger, the “Velodyne Mergers”).
The board of directors of each of the Company and Velodyne has unanimously approved the Velodyne Merger Agreement and the transactions contemplated thereby. The Velodyne Mergers are subject to customary closing conditions including stockholder approval by both companies. Both companies will continue to operate their businesses independently until the close of the Velodyne Merger. The Velodyne Mergers are expected to be completed in the first half of 2023.
Merger Consideration
At the effective time of the Velodyne Mergers (the “Effective Time”), (i) each share of common stock, par value $0.0001 per share, of Velodyne (“Velodyne Common Stock”) issued and outstanding immediately prior to the Effective Time (other than the shares that are owned by Velodyne, Ouster, Merger Sub I or Merger Sub II or any wholly owned subsidiary of Velodyne, Ouster, Merger Sub I or Merger Sub II) will be converted into the right to receive 0.8204 (the “Exchange Ratio”) validly issued, fully paid and non-assessable shares of common stock of the Company (such shares the “Velodyne Common Stock Merger Consideration”) and (ii) each share of preferred stock, par value $0.0001 per share, of Velodyne (“Velodyne Preferred Stock”) issued and outstanding immediately prior to the Effective Time (other than the shares that are owned by Velodyne, Ouster, Merger Sub I or Merger Sub II or any wholly owned subsidiary of Velodyne, Ouster, Merger Sub I or Merger Sub II) will be cancelled for no consideration. No fractional shares of the Company’s common stock will be issued in the Velodyne Mergers, and Velodyne stockholders will receive cash in lieu of any fractional shares as part of the Velodyne Common Stock Merger Consideration, as specified in the Velodyne Merger Agreement.

The Exchange Ratio will result in Velodyne common stockholders and the Company’s common stockholders owning approximately 50% and 50%, respectively, of the outstanding shares of Ouster Common Stock following the Effective Time, based on shares outstanding as of the date of the Velodyne Merger Agreement.
Voting Agreements
Simultaneously with the execution of the Velodyne Merger Agreement, Velodyne entered into Voting and Support Agreements (the “Velodyne Voting and Support Agreement”) with its directors and officers, and Ouster entered into voting and support agreements with Banyan Venture Holdings and its directors and officers (the “Ouster Voting and Support Agreements”).
Pursuant to the Ouster Voting and Support Agreements, Banyan Venture Holdings and Ouster’s directors and officers have agreed, among other things, to vote their respective shares in favor of the adoption of the Velodyne Merger Agreement. Pursuant to the Velodyne Voting and Support Agreements, Velodyne’s directors and officers have agreed, among other things, to vote their respective shares in favor of the adoption of the Velodyne Merger Agreement.
Loan and Security Agreement
On October 17, the Company drew down $20.0 million available under the Loan and Security Agreement, dated April 29, 2022, by and between Ouster, Sense Photonics, Inc. and Hercules Capital, Inc. (as amended from time to time, the “Hercules Loan Agreement”).
In contemplation of entry into the Velodyne Merger Agreement, on November 1, 2022, the Company entered into the Consent and Second Amendment to Loan and Security Agreement (the “Hercules Amendment”), amending the Hercules Loan Agreement. Pursuant to the terms of the Hercules Amendment, the financial covenant requiring Ouster to achieve certain trailing twelve month revenue thresholds commencing with the quarter ending June 30, 2023 will be eliminated and replaced, contingent upon and effective as of the closing of the Velodyne Mergers, with a minimum liquidity financial covenant whereby the Company must maintain at least $60.0 million of cash in deposit accounts that are subject to an account control agreement in favor of Hercules.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the results of operations and financial condition of Ouster, Inc. (“we,” “us,” “our,” the “Company,” “Ouster”) should be read in conjunction with the information set forth in our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q, as well as our audited consolidated financial statements and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Ouster’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2022. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Ouster’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in Ouster’s Annual Report on Form 10-K dated and filed with the SEC on February 28, 2022, as may be updated from time to time in the Company’s other filings with the SEC.
On December 21, 2020, Ouster Technologies, Inc. (“OTI”, and prior to the Colonnade Merger defined below, named Ouster, Inc.) entered into an Agreement and Plan of Merger (the “Colonnade Merger Agreement”) with Colonnade Acquisition Corp., a Cayman Islands exempted company (“CLA” with CLA after the transactions pursuant to the Colonnade Merger Agreement being referred to as the “Company”), and Beam Merger Sub, Inc. (“Beam Merger Sub”), a Delaware corporation and subsidiary of CLA. OTI’s and CLA’s board of directors unanimously approved OTI’s entry into the Colonnade Merger Agreement, and on March 11, 2021, the transactions contemplated by the Colonnade Merger Agreement were consummated (all such transactions, the “Colonnade Merger”), as further described below.
Unless the context otherwise requires, references in this subsection to “we”, “our” and “the Company” refer to the business and operations of OTI (formerly known as Ouster, Inc.) and its consolidated subsidiaries prior to the Colonnade Merger and to Ouster, Inc. (formerly known as Colonnade Acquisition Corp.) and its consolidated subsidiaries following the consummation of the Colonnade Merger.
Overview
We are a leading provider of high-resolution digital lidar sensors that offer advanced 3D vision to machinery, vehicles, robots, and fixed infrastructure assets, allowing each to understand and visualize the surrounding world and ultimately enabling safe operation and autonomy. We design and manufacture digital lidar sensors that we believe are the highest-performing, lowest-cost lidar solutions available today across each of our four target markets: industrial automation; smart infrastructure; robotics; and automotive. We shipped sensors to approximately 680 customers in the twelve months ended September 30, 2022.
Our digital lidar sensors leverage a simplified architecture based on two semiconductor chips and are backed by a suite of patent-protected technology. We have heavily invested in patents since our inception, pursuing comprehensive coverage of invention families and use cases, with broad international coverage. We believe that our extensive patent coverage creates material barriers to entry for anyone aiming to compete in the digital lidar space.
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
We believe the simplicity of our digital lidar design gives us a meaningful advantage in costs related to manufacturing, supply chain and production yields. The same digital lidar components underpin our entire product portfolio, which we believe drives economies of scale in our supply chains. With virtually unlimited software-defined products driving low-cost customization, we are able to increase stock keeping units (“SKUs”) for industry-specific applications, expanding our product offering with minimal manufacturing or inventory changes. We currently offer many different software-defined product SKUs, all based on this common architecture and shared core componentry. Additionally, by outsourcing to our manufacturing partner, Benchmark Electronics, Inc. (“Benchmark”), we are able to successfully expand our manufacturing capacity. Benchmark manufactures our products at its facility in Thailand, which we expect will reduce our product costs and allow us to rapidly scale production to meet our anticipated product demand. Based on cost quotes for our products in mass production, we believe our manufacturing costs to be lower than certain of our competitors, and we expect our manufacturing costs per unit to decrease further with higher volumes.
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
We founded Ouster in 2015 with the invention of our high-performance digital lidar. Since then, we have grown to approximately 290 employees serving approximately 680 customers globally in the twelve months ended September 30, 2022. To continue to grow our business in the coming years, we have expanded and plan to continue to expand our sales and marketing efforts and our software development capabilities, and to accelerate sensor development efforts. We are headquartered in San Francisco, CA.
Merger with Velodyne Lidar, Inc.
On November 4, 2022, we, Velodyne Lidar, Inc. (“Velodyne”), Oban Merger Sub, Inc., and Oban Merger Sub II LLC entered into an Agreement and Plan of Merger (the “Velodyne Merger Agreement”). Pursuant to the Velodyne Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, the parties have agreed that we will merge with Velodyne in an all-stock transaction (the “Velodyne Merger”). Under the terms of the agreement, each Velodyne share of common stock will be exchanged for 0.8204 shares of Ouster common stock at closing. The transaction will result in existing Velodyne and Ouster stockholders each owning approximately 50% of the combined company.
Simultaneously with the execution of the Velodyne Merger Agreement, Velodyne entered into a Voting and Support Agreement (the “Velodyne Voting and Support Agreement”) with its directors and officers, and we entered into a voting and support agreement with Banyan Venture Holdings and our directors and officers (the “Ouster Voting and Support Agreement”).
Pursuant to the Ouster Voting and Support Agreement, Banyan Venture Holdings and our directors and officers have agreed, among other things, to vote their respective shares in favor of the adoption of the Velodyne Merger Agreement. Pursuant to the Velodyne Voting and Support Agreement, Velodyne’s directors and officers have agreed, among other things, to vote their respective shares in favor of the adoption of the Velodyne Merger Agreement.
The Velodyne Merger is subject to customary closing conditions including stockholder approval by both companies. Both companies will continue to operate their businesses independently until the close of the Velodyne Merger. The Velodyne Merger is expected to be completed in the first half of 2023.
For additional information regarding the terms of the Velodyne Merger, see Note 14, Subsequent Events to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
REV7 Product Launch
On October 19, 2022, we announced the launch of our newest OS series scanning sensors, REV7, powered by our next-generation L3 chip. REV7 features the all-new OSDome sensor, as well as upgraded OS0, OS1, and OS2 sensors that deliver double the range, enhanced object detection, increased precision and accuracy, and greater reliability. The new REV7 sensors offer performance upgrades that we believe will enhance Ouster’s market opportunity, driven by new opportunities for longer-range and mapping applications.
Merger Agreement with Colonnade Acquisition Corp. and Beam Merger Sub, Inc.
On December 21, 2020, OTI entered into the Colonnade Merger Agreement with CLA, and Beam Merger Sub, a subsidiary of CLA. OTI’s and CLA’s board of directors unanimously approved OTI’s entry into the Colonnade Merger Agreement, and on March 11, 2021, the transactions contemplated by the Colonnade Merger Agreement were consummated. Pursuant to the terms of the Colonnade Merger Agreement, (i) CLA domesticated as a corporation incorporated under the laws of the State of Delaware (the “Domestication”) and changed its name to “Ouster, Inc.” (with CLA after such domestication and the other transactions pursuant to the Colonnade Merger Agreement being referred to as the “Company”) and (ii) Beam Merger Sub merged with and into OTI (the “Colonnade Merger”), with OTI surviving the Colonnade Merger.
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
Immediately prior to the effective time of the Colonnade Merger, (1) each share of OTI’s Series B Preferred Stock, par value $0.00001 per share (the “OTI Preferred Stock”), converted into one share of common stock, par value $0.00001 per share, of OTI (the “OTI common stock” and, together with OTI Preferred Stock, the “OTI Capital Stock”) (such conversion, the “OTI Preferred Conversion”) and (2) all of the outstanding warrants to purchase shares of OTI Capital Stock were exercised in full or terminated in accordance with their respective terms (the “OTI Warrant Settlement”).
As a result of and upon the closing of the Colonnade Merger, among other things, all shares of OTI Capital Stock (after giving effect to the OTI Warrant Settlement) outstanding immediately prior to the closing of the Colonnade Merger together with shares of OTI common stock reserved in respect of options to purchase shares of OTI common stock and restricted shares of OTI common stock (together, the “OTI Awards”) outstanding immediately prior to the closing of the Colonnade Merger that were converted into awards based on Ouster common stock, were cancelled in exchange for the right to receive, or the reservation of, an aggregate of $1.5 billion of shares of Ouster common stock (at a deemed value of $10.00 per share), which, in the case of OTI Awards, were shares underlying awards based on Ouster common stock, representing a fully-diluted pre-transaction shares. Upon the closing of the Colonnade Merger, the Company received gross proceeds of $299.9 million from the Colonnade Merger and private offering, offset by $8.5 million of pre-merger costs relating to CLA and transaction costs of $26.6 million.
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
COVID-19 Impact
Our suppliers who are located worldwide, including some of our key suppliers, have been affected by the novel coronavirus (“COVID-19”) pandemic, resulting in persistent supply chain disruptions. We have been experiencing unfavorable purchase price variance and situational expedite fees in order to meet production and delivery timelines. While we may experience additional and new pressures on our supply chain that may or may not be related to the pandemic, we have been actively taking steps to mitigate the impact of the materials shortages on our business.
Some customers have delayed their orders and production schedules. In spite of what appears to be a “return-to-normal” in several regions, the pandemic continues to evolve, and the full extent to which it will directly or indirectly impact our business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, research and development costs and personnel-related costs, will depend on future developments that are uncertain, including new information that may emerge concerning COVID-19, the impact of new variants and sub-variants and the actions taken to contain, prevent or treat COVID-19, rate and success of vaccination efforts, vaccination reticence, resurgence of the pandemic in areas where we, Benchmark or our suppliers operate, and the economic impact on local, regional, national and international customers and markets.
Because the situation remains uncertain and hard to predict, the COVID-19 pandemic may have a material negative impact on our future results.

Factors Affecting Our Performance
Supply Chain Continuity. Beginning in 2021, a surge in demand for electronics containing semiconductor chips and stockpiling of chips by certain companies created disruptions in the supply chain, which continue to persist and have resulted in a global chip shortage impacting our industry. Some chip manufacturers continue to estimate that this supply shortage may continue through the end of 2023. These chip manufacturers are working to increase capacity in the future, and we are managing our inventory and working closely with our regular suppliers and customers to minimize the potential impacts of any supply shortages including by securing additional inventory. While we do not expect the shortage to have a material near-term impact on our ability to meet existing demand for our current products, the shortage adversely impacted our gross margins for the year ended December 31, 2021 and the nine months ended September 30, 2022 and may continue to do so. We anticipate fluctuation in our cost of goods sold over the next 12-15 months as a result of ongoing supply chain constraints. These constraints have caused and may in the future cause us to implement certain temporary price surcharges. Over time, we expect our overall average selling prices to decline as our volume increases. If our mitigating efforts are not successful or the shortage continues or worsens in ways we did not anticipate, our ability to supply or improve our current products as well as our development and rollout of future products could also be adversely affected.
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
Customers’ Sales Volumes. Our customer base is diversified and we intend to penetrate into diverse end markets to increase our sales volumes. Ultimately widespread adoption of our customers’ products that incorporate our lidar solutions will depend on many factors, including the size of our customers’ end markets, end market penetration of our customer’s products that incorporate our digital lidar solutions, our end customers’ ability to sell their products, and the financial stability and reputation of the customers. We believe our sales volume by customer depends on the end market demand for our customers’ products that incorporate our digital lidar solutions as well as our ability to grow our sales force.
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
Although increasing adoption of semi-autonomous solutions that rely on lidar technology may generate higher demand, we may not be able to take advantage of demand if we are unable to anticipate regulatory changes and adapt quickly enough to meet such new regulatory standards or requirements applicable to us or to our customers’ products in which our digital lidar sensors are used. Market acceptance of semi-autonomous solutions and active safety technology depend upon many factors, including cost, performance, safety, regulatory requirements and international taxes or tariffs related to such technologies. These factors may impact the ultimate market acceptance of our lidar technology.
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
Most of our customers are currently in the evaluation or early research and development (“R&D”) stage with our products. Currently, our product revenue consists of both customers ordering small volumes of our products that are in an evaluation phase and customers that order larger volumes of our products and have more predictable long-term production schedules. However, we are still at the very beginning of the lidar adoption curve, and some customers are still learning their ramp rates which can impact the timing of purchase orders quarter to quarter. As we grow our business, we expect to improve predictability into our customers’ needs and timelines, and expect the timing of orders will have a less notable impact on our quarterly results. Over the coming years, as more of our customers move into their respective production phases, we expect the majority of our product revenue to shift to larger volume orders based on predictable production schedules.

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
Operating Expenses
Research and Development Expenses
R&D activities are primarily conducted at our San Francisco based headquarters and our additional R&D facility in Edinburgh, Scotland and consist of the following activities:
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
R&D costs are expensed as they are incurred. We expect our investment in R&D will continue to grow as we invest in new lidar technology and related software; however, we expect R&D as a percentage of revenue to decrease annually as our business grows.
Sales and Marketing Expenses
Our business development, customer support and marketing teams are located in offices worldwide. Selling and marketing expenses consist of personnel-related expenses, including salaries, benefits, and stock-based compensation, for all personnel directly involved in business development, customer support, and marketing activities, and marketing expenses including trade shows, advertising, and demonstration equipment. We expect that our investment in sales and marketing will continue to grow as we continue to expand our sales team globally, and our absolute amount of sales and marketing expenses will grow over time. We expect sales and marketing spend as a percentage of revenue to decrease over time as our business grows.
General and Administrative Expenses
General and administrative expenses consist of personnel-related expenses, including salaries, benefits, and stock-based compensation, of our executives and members of the board of directors, finance, human resource, IT, and legal departments as well as fees related to legal fees, patent prosecution, accounting, finance and professional services, insurance, and bank fees. We expect our absolute amount of general and administrative expense will grow over time; however, we expect the general and administrative spend as a percentage of revenue to decrease annually as our business grows. Near term increases in general and administrative expenses are expected to be related to hiring more personnel and consultants to support our growing international expansion and compliance with the applicable provisions of U.S. generally accepted accounting principles and other SEC rules and regulations.

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
Interest Income, Interest Expense, and Other Income (Expense), Net
Interest income consists primarily of income earned on our cash and cash equivalents. These amounts will vary based on our cash and cash equivalents balances and market rates. Interest expense consists primarily of interest on our debt and convertible notes and amortization of debt issuance costs and discount. Other income (expense), net consists primarily of realized and unrealized gains and losses on foreign currency transactions and balances, the change in fair value of financial instruments, including warrants issued in connection with a debt agreement, and private placement warrants acquired as part of the Colonnade Merger.
Income Taxes
Our income tax provision consists of federal, state and foreign current and deferred income taxes. Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in the quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on its deferred tax assets as it is more likely than not that some, or all, of our deferred tax assets will not be realized. We continue to maintain a full valuation allowance against its net deferred tax assets. Income tax provision for the three and nine months ended September 30, 2022 and 2021, respectively, was not material to the Company’s condensed consolidated financial statements.
Results of Operations:
The following table sets forth our condensed consolidated results of operations data for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)		(dollars in thousands)
Product revenue	$11,204	$7,755	$30,091	$21,726
Cost of product revenue(1)	7,488	5,879	21,002	16,212
Gross profit	3,716	1,876	9,089	5,514
Operating expenses(1):
Research and development	17,212	8,390	49,011	19,576
Sales and marketing	8,541	6,737	23,194	14,777
General and administrative	14,008	14,073	40,306	36,177
Total operating expenses	39,761	29,200	112,511	70,530
Loss from operations	(36,045)	(27,324)	(103,422)	(65,016)
Other (expense) income:
Interest income	733	165	1,231	305
Interest expense	(699)	—	(1,143)	(504)
Other income (expense), net	61	14,490	7,071	(422)
Total other expense, net	95	14,655	7,159	(621)
Loss before income taxes	(35,950)	(12,669)	(96,263)	(65,637)
Provision for income tax expense	37	—	121	—
Net loss	$(35,987)	$(12,669)	$(96,384)	$(65,637)

The following table sets forth the components of our condensed consolidated statements of operations and comprehensive loss data as a percentage of revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(% of total revenue)		(% of total revenue)
Product revenue	100%	100%	100%	100%
Cost of product revenue(1)	67	76	70	75
Gross profit	33	24	30	25
Operating expenses (1):
Research and development	154	108	163	90
Sales and marketing	76	87	77	68
General and administrative	125	181	134	167
Total operating expenses	355	377	374	325
Loss from operations	(322)	(352)	(344)	(299)
Other (expense) income:
Interest income	7	2	4	1
Interest expense	(6)	0	(4)	(2)
Other income (expense), net	1	187	23	(2)
Total other expense, net	1	189	24	(3)
Loss before income taxes	(321)	(163)	(320)	(302)
Provision for income tax expense	—	—	—	—
Net loss	(321)%	(163)%	(320)%	(302)%
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)		(dollars in thousands)
Cost of product revenue	$207	$206	$570	$457
Research and development	3,681	2,063	11,248	4,305
Sales and marketing	1,913	1,717	5,276	2,702
General and administrative	2,654	3,161	8,230	11,093
Total stock-based compensation	$8,455	$7,147	$25,324	$18,557

Comparison of the three months ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,		Change	Change
	2022	2021	$	%
	(dollars in thousands)
Product revenue	$11,204	$7,755	$3,449	44%

Revenue by geographic location:
United States	$4,010	$4,037	$(27)	(1)%
North and South America, excluding United States	172	147	25	17
Asia and Pacific	2,072	1,957	115	6
Europe, Middle East and Africa	4,950	1,614	3,336	207
Total	$11,204	$7,755	$3,449	44%
Product Revenue
Product revenue increased by $3.4 million, or 44%, to $11.2 million for the three months ended September 30, 2022 from $7.8 million for the comparable period in the prior year. The increase in product revenue was driven by a 31% increase in volume which we attribute primarily to the global expansion of our sales team and the increase of high volume, long-term agreements as some of our customers begin to move into a production stage with their autonomous products. Our average selling price increased by 11% when compared to the comparable period in the prior year.
Geographic Locations
Revenue increased across the geographic regions of North and South America, excluding the United States; Asia and Pacific; and Europe, Middle East and Africa as compared to the comparable period in the prior year. The revenue increases in those geographic regions was primarily attributable to our continued focus and investment in our global sales team and an expansion in the demand of our existing customers as 13% of our revenue was from new customers during the three months ended September 30, 2022. We specifically saw large growth in the Europe, Middle East and Africa as several of our customers with whom we have strategic customer agreements (SCAs) made production buys in the three months ended September 30, 2022. The United States product revenue remained relatively flat period-over-period.
Cost of Product Revenue and Gross Margin

	Three Months Ended September 30,		Change	Change
	2022	2021	$	%
	(dollars in thousands)
Cost of product revenue	$7,488	$5,879	$1,609	27%
Cost of product revenue increased by $1.6 million, or 27%, to $7.5 million for the three months ended September 30, 2022 from $5.9 million for the comparable period in the prior year. The increase in cost of product revenue was primarily attributable to increases related to volume of $1.1 million in material, manufacturing, and freight costs, $1.7 million general increases per unit in material, manufacturing, and freight costs associated with rising prices from inflation and the ongoing global supply chain shortages. The increases were partially offset by a decrease of $1.2 million in purchase price variance as we invested in securing material in response to the global supply chain shortages in the previous periods.
Product gross margin increased from 24% for the three months ended September 30, 2021 to 33% for the three months ended September 30, 2022. The increase in product gross margin was due to the 11% increase in average selling price and 3% favorable decrease in cost of product revenue per unit.

Operating Expenses

	Three Months Ended September 30,		Change	Change
	2022	2021	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$17,212	$8,390	$8,822	105%
Sales and marketing	8,541	6,737	1,804	27
General and administrative	14,008	14,073	(65)	—
Total operating expenses:	$39,761	$29,200	$10,561	36%
Research and Development
Research and development expenses increased by $8.8 million, or 105%, to $17.2 million for the three months ended September 30, 2022 from $8.4 million for the comparable period in the prior year. The increase was primarily attributable to an increase of $1.4 million in stock-based compensation expense, $3.4 million in payroll-related expenses, $0.6 million in depreciation and amortization expense, $2.7 million increase in contractor, prototype, and equipment costs related to product development, and $0.7 million in other materials and supplies, facilities, professional fees and other miscellaneous costs attributable to research and development functions. The increase in employee-related costs was mainly due to the higher headcount associated with the Sense Photonics, Inc. acquisition.
Sales and Marketing
Sales and marketing expenses increased by $1.8 million, or 27%, to $8.5 million for the three months ended September 30, 2022 from $6.7 million for the comparable period in the prior year. The increase was primarily attributable to an increase of $1.1 million in payroll and personnel-related costs, $0.2 million in stock-based compensation expense driven by the addition of sales personnel in all our global regions and $0.5 million in professional, travel and other costs related to sales and marketing activities.
General and Administrative
General and administrative expenses decreased by $0.1 million, or 0.5%, to $14.0 million for the three months ended September 30, 2022 from $14.1 million for the comparable period in the prior year. The change was primarily attributable to an increase of $0.5 million in payroll and personnel-related costs, $0.5 million in depreciation expenses and $0.6 million in office, facility and other expenses, $0.6 million in litigation costs, partially offset by a decrease of $0.5 million in stock-based compensation expenses, and $1.8 million in professional services fees.
Interest Income, Interest Expense and Other Income (Expense), Net

	Three Months Ended September 30,		Change	Change
	2022	2021	$	%
	(dollars in thousands)
Interest income	$733	$165	$568	344%
Interest expense	(699)	—	(699)	*
Other income (expense), net	61	14,490	(14,429)	(100)
*Not meaningful
The increase in interest income was primarily attributable to improved cash management activities to earn a higher yield on excess cash and cash equivalent balances.
Interest expense was $0.7 million for the three months ended September 30, 2022 relating to term loan borrowings and amortization of debt issuance costs and discount under our Loan Agreement (as defined below). There was no interest expense in the three months ended September 30, 2021 as we did not have outstanding debt in that period.
Other income (expense), net was $0.1 million for the three months ended September 30, 2022 compared to $14.5 million for the comparable period in the prior year. During the three months ended September 30, 2022, we recorded a gain of $0.2 million for the fair value change of the private placement warrant liability. During the comparable period in the prior year, we recorded a loss of $14.5 million for the fair value change of the private placement warrant liability.

Income Taxes
We were subject to income taxes in the United States, California, and miscellaneous foreign jurisdictions for the three months ended September 30, 2022 and 2021. Our income tax expense for three months ended September 30, 2022 and 2021 was not material to our condensed consolidated financial statements.
Comparison of the Nine Months Ended September 30, 2022 and 2021
Revenue

	Nine Months Ended September 30,		Change	Change
	2022	2021	$	%
	(dollars in thousands)
Product revenue	$30,091	$21,726	$8,365	39%

Revenue by geographic location:
United States	$9,850	$8,463	$1,387	16%
North and South America, excluding United States	835	675	160	24
Asia and Pacific	7,004	4,904	2,100	43
Europe, Middle East and Africa	12,402	7,684	4,718	61
Total	$30,091	$21,726	$8,365	39%
Product Revenue
Product revenue increased by $8.4 million, or 39%, to $30.1 million for the nine months ended September 30, 2022 from $21.7 million for the comparable period in the prior year. The increase in product revenue was driven by an increase in volume of 40%, which we attribute primarily to the global expansion of our sales team and the increase of high volume, long-term deals as some of our customers begin to move into a production stage with their autonomous products. Our average selling price declined by 1% when compared to the comparable period in the prior year.
Geographic Locations
Revenue increased across the geographic regions of the United States; North and South America, excluding the United States; Asia and Pacific; and Europe, Middle East and Africa by $1.4 million, $0.2 million, $2.1 million, and $4.7 million, respectively, as compared to the comparable period in the prior year. The revenue increases in those geographic regions were a result of our continued focus and investment in our global sales team and an expansion in the demand of our existing customers since only 22% of our revenue was from new customers during the nine months ended September 30, 2022.
Cost of Product Revenue and Gross Margin

	Nine Months Ended September 30,		Change	Change
	2022	2021	$	%
	(dollars in thousands)
Cost of product revenue	$21,002	$16,212	$4,790	30%
Cost of product revenue increased by $4.8 million, or 30%, to $21.0 million for the nine months ended September 30, 2022 from $16.2 million for the comparable period in the prior year. The increase in cost of product revenue was primarily due to an increase of $0.9 million in purchase price variance due to the supply chain shortage, increases related to volume of $2.4 million in material costs, $0.2 million in freight costs and $1.8 million in manufacturing overhead costs. The increases were partially offset by a decrease of $0.5 million in per unit costs of materials, labor and overhead and other costs related to product revenue.
Product gross margin increased from 25% for the nine months ended September 30, 2021 to 30% for the nine months ended September 30, 2022. The increase in product gross margin was primarily due to the 8% decrease in cost per unit partially offset by the 1% decrease in average selling price.

Operating Expenses

	Nine Months Ended September 30,		Change	Change
	2022	2021	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$49,011	$19,576	$29,435	150%
Sales and marketing	23,194	14,777	8,417	57
General and administrative	40,306	36,177	4,129	11
Total operating expenses:	$112,511	$70,530	$41,981	60%
Research and Development
Research and development expenses increased by $29.4 million, or 150%, to $49.0 million for the nine months ended September 30, 2022 from $19.6 million for the comparable period in the prior year. The increase was primarily attributable to an increase of $12.3 million in payroll and benefits related costs, $6.5 million in stock-based compensation expense, $6.8 million in contractor, prototype, and equipment costs related to product development, $1.9 million in depreciation and amortization expense, and $1.9 million in other materials and supplies, facilities, professional fees and other miscellaneous costs attributable to research and development functions. The increase in employee-related costs was mainly due to the higher headcount associated with the Sense Photonics, Inc. acquisition.
Sales and Marketing
Sales and marketing expenses increased by $8.4 million, or 57%, to $23.2 million for the nine months ended September 30, 2022 from $14.8 million for the comparable period in the prior year. The increase was primarily attributable to an increase of $5.1 million in payroll and personnel-related costs, $2.6 million in stock-based compensation expense driven by the addition of sales personnel in all our global regions, as well as a $0.7 million increase in other expenses associated with our marketing and business development programs.
General and Administrative
General and administrative expenses increased by $4.1 million, or 11%, to $40.3 million for the nine months ended September 30, 2022 from $36.2 million for the comparable period in the prior year. The increase was primarily due to an increase of $3.1 million in payroll and personnel-related costs, $1.2 million in insurance premiums, $1.6 million in depreciation expenses, $1.2 million in litigation costs and $2.2 million in office, facility and other expenses, partially offset by a decrease of $2.9 million in stock-based compensation expenses and $2.3 million in professional services fees.
Interest Income, Interest Expense and Other Income (Expense), Net

	Nine Months Ended September 30,		Change	Change
	2022	2021	$	%
	(dollars in thousands)
Interest income	$1,231	$305	$926	304%
Interest expense	(1,143)	(504)	(639)	127
Other income (expense), net	7,071	(422)	7,493	(1,776)
Interest income was $1.2 million for the nine months ended September 30, 2022 compared to $0.3 million for the comparable period in the prior year. The increase in interest income was primarily attributable to improved cash management activities to earn a higher yield on excess cash and cash equivalent balances.
Interest expense was $1.1 million for the nine months ended September 30, 2022 compared to $0.5 million for the comparable period in the prior year. We recorded interest expense on our debt and amortization of debt issuance costs and discount in the nine months ended September 30, 2022 relating to term loan borrowings and amortization of debt issuance costs and discount under our Loan and Security Agreement. Interest expense recorded in the nine months ended September 30, 2021 primarily consisted of interest and amortization of debt issuance cost and discount on the loan and security agreement with Runway Growth Credit and Fund Inc., which was terminated on March 26, 2021.

Other income (expense), net was $7.1 million of income for the nine months ended September 30, 2022 compared to $(0.4) million in expense for the comparable period in the prior year. During the nine months ended September 30, 2022, we recorded a gain of $7.4 million for the fair value change of private placement warrant liability. During the nine months ended September 30, 2021, we recorded a loss of $8.8 million for the fair value change of redeemable convertible preferred stock warrant liability and a gain of $8.4 million for the fair value change of private placement warrant liability.
Income Taxes
We were subject to income taxes in the United States, California, and miscellaneous foreign jurisdictions for the nine months ended September 30, 2022 and 2021. Our income tax expense for nine months ended September 30, 2022 and 2021 was not material to the Company’s condensed consolidated financial statements.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents, cash generated from product revenues, sales of common stock under our at-the market equity offering program and our Loan Agreement with Hercules Capital, Inc.
Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, public company costs and general corporate needs. We expect these needs to continue as we develop and grow our business. Prior to the Colonnade Merger, we primarily funded our operations from the net proceeds from sales of our preferred convertible stock and convertible notes, borrowing under our loan and security agreement with Runway Growth Credit Fund, Inc. and product revenue. Upon closing of the Colonnade Merger, we received gross proceeds of $299.9 million from the Colonnade Merger and private offering, offset by $8.5 million of pre-merger costs relating to CLA and transactions cost of $26.6 million.
On April 29, 2022, we entered into an open market sale agreement with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. (the “ATM Agreement”), pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $150.0 million under an “at the market” offering program. Subject to the terms and conditions of the agreement, we may sell the shares in amounts and at times to be determined by us but we are under no obligation to sell any of the shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common stock, capital needs and determinations by us of the appropriate sources of its funding. During the nine months ended September 30, 2022, we sold 7,833,709 shares of common stock for net proceeds of $15.8 million under the ATM Agreement. We currently intend to use the net proceeds from the sale of shares pursuant to the ATM Agreement for working capital and general corporate purposes.
On April 29, 2022, we entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”). The Loan Agreement provides us with a term loan of up to $50.0 million, subject to terms and conditions. $20.0 million was drawn under the Loan Agreement on April 29, 2022 and an additional $20.0 million was drawn on October 17, 2022. For additional information, see “Debt Arrangements” below.
As of September 30, 2022, we had an accumulated deficit of $399.7 million and cash and cash equivalents of $133.2 million. We have experienced recurring losses from operations, and negative cash flows from operations, and we expect to continue operating at a loss and to have negative cash flows from operations for the foreseeable future. Because we are in the growth stage of our business and operate in an emerging field of technology, we expect to continue to invest in research and development and expand our sales and marketing teams worldwide. We are likely to require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, the widespread COVID-19 pandemic and current macroeconomic conditions, including elevated inflation rates and high interest rates, have resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.

Debt Arrangements
As described above, on April 29, 2022, we entered into the Loan Agreement with Hercules, which provides us with a term loan facility of up to $50.0 million, subject to terms and conditions (the “Term Loan Facility”). As of September 30, 2022, $20.0 million has been drawn to date under the Loan Agreement, and can be used for general working capital purposes subject to certain terms and conditions. Subsequent to September 30, 2022 we borrowed an additional $20.0 million. An additional $10.0 million may be drawn on or before June 15, 2023, subject to satisfying certain conditions relating to the achievement of trailing twelve-month revenue and profit milestones.
In contemplation of entry into the Velodyne Merger Agreement, on November 1, 2022, we entered into a Consent and Second Amendment to Loan and Security Agreement (the “Hercules Amendment”), amending the Loan Agreement. Pursuant to the terms of the Hercules Amendment, the financial covenant requiring us to achieve certain trailing twelve month revenue thresholds commencing with the quarter ending June 30, 2023 will be eliminated and replaced, contingent upon and effective as of the closing of the Velodyne Mergers, with a minimum liquidity financial covenant whereby we must maintain at least $60 million of cash in deposit accounts that are subject to an account control agreement in favor of Hercules.
For additional information regarding the terms of the Loan Agreement, see Note 5, Debt and Note 14, Subsequent Events.
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the condensed consolidated balance sheet as of September 30, 2022, while others are considered future commitments. Our contractual obligations primarily consist of non-cancelable purchase commitments with various parties to purchase goods or services, primarily inventory, entered into in the normal course of business, operating leases and obligations related to the Loan Agreement with Hercules. For information regarding our other contractual obligations, refer to Note 7, Commitments and Contingencies and our Annual Report on Form 10-K as filed with the SEC on February 28, 2022. If the Velodyne Merger is consummated, we will assume certain of Velodyne’s contractual obligations.
Cash Flow Summary

	Nine months ended September 30,
	2022	2021
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$(83,290)	$(45,106)
Investing activities	(2,078)	(1,774)
Financing activities	35,414	257,826

Operating Activities
During the nine months ended September 30, 2022, operating activities used $83.3 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $96.4 million, impacted by our non-cash charges of $28.3 million primarily consisting of stock-based compensation of $25.3 million, a $7.4 million change in fair value of warrant liabilities, depreciation and amortization of $7.1 million, change in right-of-use asset of $2.1 million, interest expense and amortization of debt issuance costs and debt discount of $0.4 million. The changes in our operating assets and liabilities of $15.2 million were primarily due to a decrease in operating lease liability of $2.4 million, an increase in accounts payable of $3.2 million, an increase in accounts receivable of $0.1 million and an increase in accrued and other liabilities of $0.2 million.
During the nine months ended September 30, 2021, operating activities used $45.1 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $65.6 million, impacted by our non-cash charges of $24.8 million primarily consisting of inventory write down of $0.9 million, interest expense and amortization of debt issuance costs and debt discount of $0.3 million, depreciation and amortization of $3.4 million, change in right-of-use asset of $1.3 million, stock-based compensation of $18.6 million. The changes in our operating assets and liabilities of $4.3 million were primarily due to an increase in accounts receivable of $4.4 million, a decrease of accounts payable of $2.7 million, and an increase in accrued and other current liabilities of $7.1 million.

Investing Activities
During the nine months ended September 30, 2022, cash used in investing activities was $2.1 million, which was related to purchases of property, plant and equipment, partially offset by sales of property and equipment.
During the nine months ended September 30, 2021, cash used in investing activities was $1.8 million, which was related to purchases of property, plant and equipment.
Financing Activities
During the nine months ended September 30, 2022, cash provided by financing activities was $35.4 million, consisting primarily of $19.1 million of proceeds from borrowings, net of debt discount and issuance costs, $16.3 million of proceeds from the issuance of common stock under the ATM Agreement, net of commissions and fees and proceeds from exercise of stock options of $0.4 million.
During the nine months ended September 30, 2021, cash provided by financing activities was $257.8 million, consisting primarily of $291.5 million of proceeds (net of $8.4 million of pre-Colonnade Merger costs relating to CLA) from the Colonnade Merger and PIPE Investment offset by offerings costs of $27.1 million, and proceeds from exercise of stock options of $0.5 million, partially offset by repayment of debt of $7.0 million. There were promissory notes to related parties of $5.0 million that were issued and repaid during the nine months ended September 30, 2021.
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
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions. Certain of these policies require the application of subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates and assumptions are based on historical experience, changes in the business environment and other factors that we believe to be reasonable under the circumstances. Different estimates that could have been applied in the current period or changes in the accounting estimates that are reasonably likely can result in a material impact on our financial condition and operating results in the current and future periods.
Goodwill Impairment. As of September 30, 2022, the Company with the assistance of third-party valuation specialist performed an impairment test of goodwill as a result of the decline in market conditions and updated outlook as a result of the impact of market uncertainties that prolonged the sales cycle. The Company’s goodwill valuation was determined based on a discounted future cash flow model (income approach). The Company determined that goodwill was not impaired as of September 30, 2022, however the fair value was not substantially in excess of its carrying value. The estimated fair value of the reporting unit exceeded its carrying value by approximately 4% as of September 30, 2022.
Given this level of fair value, in the event the financial performance of the Company does not meet expectations in the future or the Company experiences future prolonged market downturns or continued declines in our stock price, worsening trends from the COVID-19 pandemic, or there are other negative revisions to key assumptions, the Company may be required to perform additional impairment analyses and could be required to recognize a non-cash goodwill impairment charge. As of September 30, 2022, goodwill was $51.2 million.
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
Inflation Risk
General inflation in the United States, Europe and other geographies has risen to levels not experienced in recent decades. General inflation, including rising prices for inputs and rising wages, as well as rising interest rates negatively impact our business by increasing our operating costs. General inflation also negatively impacts our business by decreasing the capital for our customers to deploy to purchase our products. Inflation may cause our customers to reduce or delay orders for our products thereby causing a decrease in sales. Increased instability relating to this higher inflation as well as rising interest rates may enhance volatility in currency exchange rates, limit our suppliers’ and customers’ access to credit and limit our ability to access debt and equity financing. These uncertainties may make it difficult for us and our suppliers and customers to accurately plan future business activities and materially adversely impact our operating results and financial condition. While we adjust our prices to try to offset rising operating costs, we may not be able to fully offset such higher costs or demand may decline. Our inability to offset costs or consequential decline in demand could harm our business, results of operations or financial condition.
Interest Rate Risk
As of September 30, 2022, we had cash and cash equivalents of approximately $133.2 million, out of which $129.9 million consisted of institutional money market funds, which carries a degree of interest rate risk. A hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.
In addition, our operating results are subject to risk from interest rate fluctuations on borrowings under our Loan Agreement, which carry variable interest rates. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Because our borrowings under our Loan Agreement bear interest at variable rates, we are exposed to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of September 30, 2022, we had $19.2 million of variable rate debt outstanding under our Loan Agreement. Based upon a sensitivity analysis of our debt levels on September 30, 2022, an increase or decrease of 1% point in the effective interest rate would cause an increase or decrease in interest expense of approximately $0.2 million over the next 12 months. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022 due to the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses and Remediation Plan
We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
Changes in Internal Control over Financial Reporting
Other than execution of the material weakness remediation plan activities described above, there has been no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On June 10, 2021, the Company received a letter from the SEC notifying us of an investigation and document subpoena. The subpoena sought documents regarding projected financial information in CLA’s Form S-4 registration statement filed on December 22, 2020. To date, the Company has complied with all SEC requests and produced all requested documents; however, the SEC may request additional documents or information.
On June 14, 2022, Velodyne Lidar USA, Inc. (“Velodyne”) filed a lawsuit against the Company relating to two patents and requested an International Trade Commission proceeding with respect to the same two patents. On July 8, 2022, the Company filed a complaint against Velodyne, alleging multiple claims including intellectual property misappropriation and false advertising. While the cases remain pending, the Company and Velodyne have agreed that no later than seven days after the execution of the merger agreement with Velodyne (the “Velodyne Merger Agreement”), each will cooperate to take certain actions in connection with dismissing these pending litigation matters between the Company and Velodyne and moving to terminate United States International Trade Commission Investigation No. 337-TA-1332. There can be no assurances that such matters will ultimately be dismissed.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2022, as updated in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2022, other than the following:
We are subject to various risks related to the proposed merger with Velodyne.
We have entered into the Velodyne Merger Agreement pursuant to which we have agreed to merge with Velodyne (the “Velodyne Merger”). The risks, contingencies and other uncertainties that could result in the failure of the proposed merger to be completed or, if completed, that could have a material adverse effect on our business, financial condition or results of operations following the proposed transaction, and any anticipated benefits of the proposed merger, include:
•the failure to obtain necessary stockholder approvals for the share issuance and the adoption of the Velodyne Merger Agreement;
•the failure to satisfy required closing conditions, including regulatory approvals, or complete the proposed merger in a timely manner or at all;
•the effect of the announcement of the proposed merger on each company’s ability to retain and hire key personnel, maintain business relationships, and on operating results and the businesses generally;
•the diversion of our management’s attention from our core business as we work to take all steps necessary to close the transaction and realize expected synergies and cost-savings from a combined company;
•any inability to achieve the anticipated synergies and our incurrence of significant transaction-related costs in connection with the proposed merger that are, and will be, incurred regardless of whether the proposed transaction is completed;
•the potential loss of customers, distributors, suppliers, vendors, landlords and other business partners or the termination of existing contracts in response to the proposed transaction; and
•the occurrence of any event giving rise to the right to terminate the Velodyne Merger Agreement.
Moreover, we have incurred and expect to incur a number of non-recurring costs associated with the proposed merger. These costs include financial advisory, legal, accounting, consulting and other advisory fees, severance/employee benefit-related costs, financing-related fees and costs, public company filing fees and other regulatory fees, printing costs and other related costs. Many of these costs are payable by us regardless of whether or not the proposed merger is completed.

Failure to complete the proposed merger may negatively impact our share price, the future business and our financial results.
If the proposed merger is not completed on a timely basis, our and Velodyne ongoing businesses may be adversely affected. If the proposed merger is not completed at all, we will be subject to a number of risks, including the following:
•being required to pay costs and expenses relating to the merger, such as legal, accounting, financial advisory and printing fees; and
•time and resources committed by our management to matters relating to the proposed merger could otherwise have been devoted to pursuing other beneficial opportunities.
If the proposed merger is not completed, the price of our common stock may decline to the extent that the current market price reflects a market assumption that the proposed merger will be completed and that the related benefits will be realized, or a market perception that the proposed merger was not completed due to an adverse change in our business.
We may be targets of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Velodyne Merger from being completed.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the proposed merger, then that injunction may delay or prevent the proposed transaction from being completed, which may adversely affect our business, financial position and results of operation.
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
There can be no assurance that we will be able to comply with the continued listing standards of the New York Stock Exchange (“NYSE”).
If we fail to satisfy the continued listing requirements of NYSE, such as the corporate governance requirements or the minimum share price requirement, NYSE may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of the securities and would impair stockholders’ ability to sell or purchase the securities when they wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the NYSE minimum share price requirement or prevent future non-compliance with NYSE’s listing requirements. Additionally, if our securities are not listed on, or become delisted from the NYSE, for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on the NYSE or another national securities exchange. Stockholders may be unable to sell their securities unless a market can be established or sustained.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
We did not sell any securities during the three months ended September 30, 2022 that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
We did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act during the three months ended September 30, 2022.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference

		Form	File No.	Exhibit	Filing Date	Filed/ Furnished herewith
2.1†	Agreement and Plan of Merger, dated as of December 21, 2020, by and among the Company, Beam Merger Sub, Inc. and Ouster, Inc.	S-4/A	333-251611	2.1	2/10/2021
2.2†	Agreement and Plan of Merger, dated November 4, 2022, by and among Velodyne Lidar, Inc., Ouster, Inc., Oban Merger Sub, Inc. and Oban Merger Sub II LLC.	8-K	001-39463	2.1	11/7/2022
3.1	Certificate of Incorporation of Ouster, Inc.	S-4 POS	333-251611	3.1	3/10/2021
3.2	Bylaws of Ouster, Inc.	S-4 POS	333-251611	3.2	3/10/2021
10.1+	Offer Letter, by and between Ouster, Inc. and Anna Brunelle, dated August 27, 2020.					*
10.1.1+	Amendment to Offer Letter, by and between Ouster, Inc. and Anna Brunelle, dated September 16, 2020.					*
10.2+	Offer Letter, by and between Ouster, Inc. and Darien Spencer, dated July 25, 2017.					*
10.3+	Employment Agreement, by and between Ouster, Inc. and Adam Dolinko, dated November 16, 2021.					*
10.4+	Employment Agreement, by and between Ouster, Inc. and Nathan Dickerman, dated March 1, 2021.					*
10.5	First Amendment to Loan and Security Agreement, dated August 5, 2022, by and between Ouster, Inc., Sense Photonics, Inc. and Hercules Capital, Inc.					*
10.6	Consent and Second Amendment to Loan and Security Agreement, dated November 1, 2022, by and between Ouster, Sense Photonics, Inc. and Hercules Capital, Inc.	8-K	001-39463	10.1	11/7/2022
10.7	Form of Voting and Support Agreement, dated November 4, 2022, by and among Ouster, Inc. and the Stockholders party thereto.	8-K	001-39463	10.2	11/7/2022

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended	*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
____________

†	The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
+	Indicates a management contract or compensatory plan, contract or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ouster, Inc.
Date: November 8, 2022	By:	/s/ Anna Brunelle
	Name:	Anna Brunelle
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)