Form 10-K
period 2022-12-31
Ouster, Inc.
filed 2023-03-24
CIK 1816581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-39463
___________________________________
Ouster, Inc.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	86-2528989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Treat Avenue San Francisco, California	94110
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (415) 949-0108

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	OUST	New York Stock Exchange
Warrants to purchase common stock	OUST WS	New York Stock Exchange
Warrants to purchase common stock expiring 2025	OUST WTA	NYSE American
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $252.5 million.
The registrant had outstanding 386,269,049 shares of common stock as of March 23, 2023.

i

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Annual Report on Form 10-K may be forward-looking statements. The words “anticipates,” “believe(s),” “could,” “contemplates,”, “continue,” “expects,” “estimates,” “forecasts,” “intends,” “may,” “plans,” “projects,” “predicts,” “potential” “should,” “targets,” or “will” and similar expressions or the negative of these terms or expressions are intended to identify forward-looking statements, though not all forward-looking statements use these words or expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements regarding the anticipated benefits of and costs associated with the Velodyne Merger (as defined herein) and related restructuring initiatives; our expectations surrounding the Velodyne Merger; our ability to grow our sales and marketing organization; our expected contractual obligations and capital expenditures; the capabilities of our products; our anticipated new product launches; our future results of operations and financial position; industry and business trends; the remediation of material weaknesses; the impact of market conditions and other macroeconomic factors on our business, financial condition and results of operation; our future business strategy, plans, distribution partnerships, market growth and our objectives for future operations.
The forward-looking statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change.
GENERAL
Unless the context otherwise requires, references in this Annual Report on Form 10-K to “we”, “our” and “the Company” refer to the business and operations of Ouster Technologies, Inc. (“OTI”) (formerly known as Ouster, Inc.) and its consolidated subsidiaries prior to the Colonnade Merger (as defined herein) and to Ouster, Inc. (formerly known as Colonnade Acquisition Corp.) and its consolidated subsidiaries following the consummation of the Colonnade Merger.
On December 21, 2020, OTI entered into an Agreement and Plan of Merger (the “Colonnade Merger Agreement”) with Colonnade Acquisition Corp., a Cayman Islands exempted company (“CLA”), and Beam Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and subsidiary of CLA. OTI’s and CLA’s board of directors unanimously approved OTI’s entry into the Colonnade Merger Agreement, and on March 11, 2021, the transactions contemplated by the Colonnade Merger Agreement were consummated (all such transactions, the “Business Combination”), as further described herein. Pursuant to the terms of the Colonnade Merger Agreement, (i) CLA domesticated as a corporation incorporated under the laws of the State of Delaware (the “Domestication”) and changed its name to “Ouster, Inc.” (with CLA after such domestication and the other transactions pursuant to the Colonnade Merger Agreement being referred to as the “Company”) and (ii) Merger Sub merged with and into OTI (the “Colonnade Merger”), with OTI surviving the Colonnade Merger.
We may announce material business and financial information to our investors using our investor relations website at https://investors.ouster.com. We therefore encourage investors and others interested in Ouster to review the information that we make available on our website, in addition to following our filings with the U.S. Securities and Exchange Commission (“SEC”), webcasts, press releases and conference calls. Information contained on our website is not part of this Annual Report on Form 10-K.

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
•We have incurred significant losses to date and may never achieve or sustain profitability. If we are unable to overcome our limited sales history and establish and maintain confidence in our long-term business prospects among customers in our target markets or if our revenue opportunity does not materialize into sales and revenue, then our financial condition, operating results, business prospects and access to capital may suffer materially.
•Our revenue and margins could be adversely affected if we fail to maintain competitive average selling prices, high sales volumes, and/or fail to reduce product costs.
•We are subject to the risk of cancellation or postponement of our contracts with customers or the unsuccessful implementation of our products, which may adversely affect our business, results of operations and financial condition.
•We currently target many customers that are large corporations with substantial negotiating power and exacting product standards. If we are unable to sell our products to these customers, our prospects and results of operations will be adversely affected.
•We compete against established market participants that have substantially greater resources than us and against known and unknown market entrants who may disrupt our target markets. If our products are not selected for inclusion in our target markets, our business will be materially and adversely affected.
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
•We may be unable to successfully integrate our business with Velodyne or realize the expected benefits on our expected timeframe or at all.
•If we choose to acquire or invest in other new businesses, products or technologies, we may be unable to complete these acquisitions or to successfully integrate them in a cost-effective and non-disruptive manner.
•Key components in our products come from limited or single source third party suppliers, and we expect to rely on third parties to manufacture a significant portion of our products for the foreseeable future. Interruptions in our relationships with these third parties could adversely impact our business.
•We face risks related to our indebtedness.
•We may require additional capital in order to execute our business plan, which may not be available on terms acceptable to us, or at all.
•We may not be able to adequately protect or enforce our intellectual property rights or prevent competitors or other unauthorized parties from copying or reverse engineering our technology.

Part I
Item 1. Business.
Overview
Ouster, Inc. (“Ouster” or the “Company”) is building the eyes of autonomy. We are a leading global provider of lidar sensors for the automotive, industrial, robotics, and smart infrastructure industries. Ouster’s products include high-resolution scanning and solid-state digital lidar sensors, Velodyne Lidar sensors, and software solutions.
We believe that our digital lidar sensors are one of the highest performing, lowest cost solutions available today, which we believe positions us at the center of a global revolution in autonomy. We anticipate that 3D vision technologies, coupled with artificial intelligence, will power new autonomous technologies that in turn will fundamentally disrupt business models across many existing industries and also enable entirely new industries and capabilities.
Our four target markets each have unique use cases for our lidar sensors:
•Our industrial customers use our lidar sensor to increase safety and automate operations across the global supply chain, in material handling vehicles at ports and warehouses, in off-highway vehicles in mines and on farms, and in manufacturing equipment in factories.
•Our smart infrastructure customers are in both the public and private sector. Cities value increasing safety and efficiency through the use lidar technology on traffic lights and warning systems. In this sense, we believe our products can enhance public welfare through security and smart city applications. Security companies are also looking to improve intrusion detection and tracking by augmenting existing CCTV systems with the spatial tracking capabilities of lidar. We believe these markets present a significant growth opportunity for us, as they touch many aspects of our daily lives.
•The automotive industry is continuing its rapid shift towards advanced/enhanced safety and autonomy features, powered by lidar, and we believe we are uniquely positioned, with our solid-state digital lidar product lines, to enable this transformation. We work with companies across the entire automotive ecosystem, from technology providers to direct automotive parts suppliers and original equipment manufacturers (“OEMs”), to design and manufacture lidar sensors for these advanced vehicle systems.
•Our robotics customers are pioneering an automated future that can affect many aspects of our daily lives as they take on tasks that are redundant, cumbersome, expensive or dangerous for humans.
We envision a future where lidar-powered solutions are widespread, with useful and affordable 3D perception capabilities embedded within robots, cars, trucks and drones, as well as factories, buildings, stoplights, retail stores, stadiums, docks, and airport terminals.
We believe the simplicity of our digital lidar design gives us meaningful cost advantages in manufacturing, supply chain, and production yields. With broad software-defined customization, we are able to deliver new stock keeping units (“SKUs”) for industry-specific applications, expanding our product offerings with minimal manufacturing or inventory changes. Our main manufacturing partners are Benchmark Electronics, Inc. (“Benchmark”) and Fabrinet USA Inc. (“Fabrinet”). Benchmark and Fabrinet manufacture the majority of our products, which we expect will reduce our product costs and allow us to rapidly scale production to meet our anticipated product demand. Based on cost quotes for our products in mass production, we anticipate our manufacturing costs per unit will decrease as production volumes increase.
Our mission to make the physical world safer and more efficient is aligned with our commitment to sustainability now and into the future. We believe that our lidar technology is a key enabler of sustainable solutions for our customers, enhancing the efficient use of vehicles, industrial machinery, and robotics across our end markets. Greater levels of industrial and vehicular automation have been shown to have the potential to significantly reduce global carbon dioxide emissions, helping to curb the effects of climate change. Likewise, smart city initiatives powered by lidar can better manage traffic, reduce commute times, and further reduce emissions. In smart city use cases, our lidar sensors also can be customized with a “privacy-safe” mode, protecting citizens from facial recognition technology.
We see a future where our digital technology enables lidar to become universal, playing a key role in the autonomy revolution that will change many aspects of our economy and daily lives. We believe our patented digital approach to lidar positions us well to be at the epicenter of this societal shift, and we anticipate that our software-defined product architecture can accelerate adoption and unlock more applications for lidar in our focus markets.
On February 10, 2023, Ouster completed the merger (the “Velodyne Merger”) with Velodyne Lidar, Inc. (“Velodyne”) pursuant to the terms of the Agreement and Plan of Merger, dated as of November 4, 2022 (the “Velodyne Merger Agreement”). We expect that the combined company will result in an enhanced suite of product offerings, grow our diverse customer base, increase operational efficiencies, reduce our production costs, improve our path to profitability, and strengthen our future financial position.
Intellectual Property
We believe our success, competitive advantages, and growth prospects depend in part upon our ability to develop and protect our core technology and intellectual property. We also rely on trade secrets, design and manufacturing know-how, and continuing technological innovations to maintain and improve our competitive position. As a result, we have built a portfolio of intellectual property, including issued patents and registered trademarks, copyrights, confidential technical information, and expertise in the development of lidar technology and software.
Since our inception, we have heavily invested in our patent portfolio by pursuing comprehensive coverage of invention families, use cases, and broad international coverage. Being at the forefront of innovation in the lidar market depends in part on our ability to obtain and maintain patents and other proprietary rights relating to our key technology, and our ability to successfully enforce these rights against third parties. We currently have proprietary intellectual property for both our digital and analog products, including in our embedded software, real-time 3D vision for autonomous systems, manufacturing processes and calibration methodology. We have also filed patents and trademark applications in order to further secure these rights and strengthen our ability to defend against third parties who may infringe on our rights.
We protect our proprietary rights through agreements with our commercial partners, supply chain vendors, employees, and consultants, and by closely monitoring the developments and products in the industry; and in addition to actively seeking patent protection covering inventions originating from us, we continually evaluate opportunities to acquire or in-license patents to the extent we believe such patents are useful or relevant to our business. By leveraging our deep knowledge of lidar technology, we have invented and patented an integrated, semiconductor-based lidar technology, which for our digital products consists of the following key features:
Patented digital lidar architecture
Our patents contain a broad range of claims related to devices and methods for implementing digital lidar, among other things. Our patents cover our micro-optic technology that enables improved digital lidar performance; our digital lidar architecture combining VSCELs and SPADs; our data processing circuits for in-silicon digital signal processing; and our lidar-camera convergence, combining active and passive sensing technologies. We believe these technology breakthroughs are central to our competitive advantage and dramatically improve sensor performance.
Our digital lidar systems are based on a simplified architecture that achieves high resolution and reliability. Our digital lidar sensors have three main technologies that, combined with embedded software, power our high-performance Ouster Sensor (“OS”) and Digital Flash (“DF”) product lines. We also plan to continue to manufacture certain analog sensors of the Puck family and the Alpha Prime that we inherited from the Velodyne Merger.
Patented micro-optical system
In addition to our detector SoC and VCSEL array, our sensors feature patented micro-optical systems that enhance the performance of both our emitters and detectors. The combined effect of these micro-optical systems on sensor performance is equivalent to an increase in detector efficiency of multiple orders of magnitude. We believe this breakthrough intellectual property gives us significant competitive advantages over other companies.
Custom system-on-a-chip (“SoC”) with single photon avalanche diode (“SPAD”) detectors
Our sensors contain a custom-designed SoC that replaces the functionality of hundreds of discrete analog components and integrates those capabilities onto a single complementary metal-oxide-semiconductor (“CMOS”) chip.
In our “OS” product line, we are currently on our fifth-generation SoC, “L3”, which combines significant processing power with a 128-channel SPAD array onto a single piece of silicon and powers all of our REV7 products. Our SoC is capable of counting individual photons in order to detect very weak laser light pulses from long range targets. This digital SPAD-

based approach enables our “OS” sensors to be compact, high-performance, and low-cost in order to provide advanced autonomy functionality to our industrial, robotics, smart infrastructure, and automotive customers.
Our “DF” product line currently features our first generation CMOS SoC for solid-state sensors. In 2021, we announced our second generation DF SoC, “Chronos”. Powered by this chip, the solid-state “DF” product line features short, medium, and long-range sensing options that we believe has the potential to meet the performance, reliability, design, and cost requirements of global automotive OEMs.
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
Our Product Portfolio
Using an array of eye-safe lasers, our lidar solutions measure distances in the environment at the speed of light. Unlike camera-based solutions, lidar solutions allow machines to see in 3D by providing precise distance measurements of surrounding objects. Lidar also performs better than cameras in low light conditions and produces fewer errors. Compared to radar, lidar provides better resolution, perceiving objects’ shapes for superior object detection and classification. Lidar systems currently being tested are designed to detect pedestrians equally well during daytime and nighttime conditions because the systems provide self-illumination by means of laser beams.
In October of 2021, Ouster acquired Sense Photonics, Inc. (“Sense”) a developer of solid-state flash lidar based on VCSEL and SPAD technology. This acquisition enables the development of our DF sensor line which leverages technology and engineering expertise from both companies. In February 2023, Ouster merged with Velodyne, a global player in lidar sensors solutions. As a result, we currently offer two digital lidar product lines, the “OS” scanning sensors, the “DF” solid-state flash sensors, and certain analog sensors of the Puck family and the Alpha Prime.
OS Product line
Introduced in 2018, our OS product line today features four different sensor models available in numerous configurations. The OS product line, based on our fifth-generation L3 SoC, is available in four different models to meet the needs of our end customers. The model options include the hemispheric field of view OSDome, the ultra-wide view “OS0,” the mid-range “OS1,” and the long-range “OS2.” Within each of these models we offer numerous configuration options, including but not limited to different resolutions, connection standards, and data output structures. As we continue to release new generations of the silicon CMOS SoCs that power the OS product line, we expect the performance of the sensors to improve.
On October 19, 2022, we announced the launch of our newest OS series scanning sensors, REV7, powered by our next-generation L3 chip. REV7 features the all-new OSDome sensor, as well as upgraded OS0, OS1, and OS2 sensors that deliver double the range, enhanced object detection, increased precision and accuracy, and greater reliability. The new REV7 sensors offer performance upgrades that we believe will enhance our market opportunity, driven by new opportunities for longer-range and mapping applications.

•Resolution options (channels): 64 and 128
•Range (@ 80% reflectivity): 45 meters
•Field of View (FoV): 90° vertical FoV & 360° horizontal FoV
•Horizontal resolution (@ 10 Hz): 2048
•Precision: up to ±1.0
•Points per second (@128 channels): 5.2 million
• Power consumption: 14 – 20 W
•Environmental protection: IP68, IP69K
•Customization options: 30+
•Illustrative use cases: Factory AGVs, Automated forklifts, Building security, Crowd analytics, Retail analytics

•Resolution options (channels): 32, 64 and 128
•Range (@ 80% reflectivity): 75 meters
•Field of View (FoV): 90° vertical FoV & 360° horizontal FoV
•Horizontal resolution (@ 10 Hz): 2048
•Precision: up to ±1.0 cm
•Points per second (@128 channels): 5.2 million
• Power consumption: 14 – 20 W
•Environmental protection: IP68, IP69K
•Customization options: 30+
•Illustrative use cases: Factory AGVs, Automated forklifts, Robo-taxis, Building security, Autonomous shuttles, Anonymous People counting

•Resolution options (channels): 32, 64 and 128
• Range (@80% reflectivity): 170 meters
• FoV: 45° vertical FoV & 360° horizontal FoV
• Horizontal resolution (@ 10 Hz): 2048
• Precision: up to ±0.5 cm
• Points per second: 5.2 million
• Power consumption: 14 – 20 W
• Customization options: 30+
• Environmental protection: IP68, IP69K
• Illustrative use cases: Last-mile delivery robots, Autonomous trucking, Autonomous mining vehicles, Autonomous agricultural vehicles, Mapping, Autonomous buses, Autonomous drones, Traffic safety

•Resolution options (channels): 32, 64 and 128
•Range (@ 80% reflectivity): 350 meters
•FoV: 22.5° vertical FoV & 360° horizontal FoV
•Horizontal resolution (@ 10 Hz): 2048
•Precision: up to ±2.5 cm
•Points per second (@128 channels): 2.6 million
•Power consumption: 18 – 24 W
•Customization options: 15+
•Environmental protection: IP68, IP69K
•Illustrative use cases: Autonomous trucking, Robo-taxis, Autonomous shuttles, Mapping, Traffic analytics, Autonomous mining, Building security

Product customization
Within our OS sensor models, we offer numerous customization options, all enabled by embedded software. The OSDome offers resolution options of 64 and 128 lines vertically, each in a uniform beam spacing configuration. For each of our other three OS models, we offer resolution options of 128 lines vertically (“channels”), 64 channels, or 32 channels. Additionally, within the 64 and 32 channel options, we offer further customization to determine the channels are distributed throughout the vertical field-of-view. These options for beam spacing are: uniform (evenly distributed channels), gradient (denser channels around the center of the vertical field-of-view and sparser by the top and bottom edges), below horizon (evenly spaced on the bottom half of the field of view), and above horizon (evenly spaced in the top half of the field-of-view). Illustrative beam spacing options for the OS1 model are found below:
In addition to beam spacing options, we also offer a “Privacy Mode” configuration on all four OS sensor models which removes data that could potentially be used for facial recognition purposes. Through our existing and future embedded software, and as a result of our enhanced operational capacity stemming from the Velodyne Merger we anticipate offering additional customizable options to our customers as demand increases. Because these configurations are offered through software, the incremental cost of additional options is lower than the cost of designing new hardware, giving us the operational flexibility to respond to evolving market demands.

DF product line
The DF series is a suite of short, mid, and long-range solid-state digital lidar sensors. The solid-state DF series is a leader in the market with superior reliability, durability, and affordability. The DF series is designed to meet automaker requirements for advanced driver assistance systems (“ADAS”) and automated driving, while seamlessly integrating into the vehicle architecture and design.
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
Scalability. The solid-state DF product line is highly manufacturable and offers the durability, reliability, and affordability needed for automotive series production. We are offering individual solid-state sensors as well as a multi-sensor lidar suite at a price point that we believe could enable broad adoption in consumer vehicles. We believe that we are well-positioned to deliver on OEM requirements with a single supplier offering, reducing overall costs and making us a preferred potential partner for both automotive OEMs and Tier 1s.
Velodyne Lidar Sensors
We also offer certain surround-view lidar sensors that Velodyne previously marketed. These products are listed below and support numerous end applications, including autonomous vehicles, drones, security, mobile robots and mapping.
Alpha Prime (VLS-128) is capable of 300-meter range. It is specifically designed for autonomous driving and advanced vehicle safety at highway speeds. This lidar sensor incorporates 128 lasers and provides real-time 3D data up to 0.1-degree vertical and horizontal resolution. The Alpha Prime provides a superior combination of range, resolution and precision to enable Level 4 and Level 5 autonomous vehicles to function both at highway speeds as well as in low-speed urban environments. This product was recognized at the Pace Automotive Award in 2019.
Ultra Puck (VLP-32) is the third generation of the Puck family. The high-density, long-range image generated by the Ultra Puck makes it a desirable solution for robotics, mapping, security, driver assistance and autonomous navigation. The Ultra Puck also enables our Intelligent Infrastructure Solutions (“IIS”) (discussed below under the Software section). Ultra Puck uses 32 lasers to double the range and resolution of its predecessor at a range of up to 200 meters. Ultra Puck also introduces firing exclusion and advanced features designed to minimize false positives.
Puck (VLP-16) offers 16 lasers and a 100-meter range. Developed with mass production and affordability in mind, the Puck retains the multi-laser design while offering lower power consumption, a lighter weight and a more compact footprint at an attractive price point, making it suitable for low-speed autonomy and driver assistance applications.
Puck Hi-Res (VLP-16 Hi-Res) is a further iteration of the original Puck and is designed for applications requiring high image resolution. While also retaining surround view and 100-meter range, this sensor compresses the vertical field-of-view from 30 degrees to 20 degrees for a tighter laser distribution spaced at 1.33 degrees instead of 2.00 degrees. This design delivers more details in the 3D image at longer ranges and enables the host system to not only detect, but also better identify objects at these greater distances.
Ouster Software
Ouster Gemini is a perception platform designed for deployments in crowd analytics, security, retail analytics, and intelligent transportation systems (ITS), and is optimized exclusively for Ouster’s digital lidar sensors. The Gemini platform consists of OS series lidar sensors, edge processor hardware, and perception software.
The Ouster Gemini platform works by detecting and classifying humans in an indoor space such as a retail store or an outdoor space such as a high-security perimeter. Gemini enables our customers to track people through a covered area which can be expanded by meshing lidar sensors together to form a single, cohesive 3D view. This approach has several advantages compared to other people tracking and security solutions, and can be used to replace or enhance existing camera, radar, or RF beacon-based systems:
Detection accuracy. Gemini perception software is specifically optimized to take advantage of the rich and robust data provided by Ouster’s digital lidar sensors. The high resolution and improved range of our digital lidar sensors enhance the detection, classification, and tracking accuracy of the perception software. Ouster’s newest digital lidar sensors also enable significantly improved detection performance in low-light and adverse weather conditions as compared to earlier models.
Uninterrupted tracking. Gemini enables seamless tracking of objects across an entire area. Users can easily mesh multiple lidar sensors together within the Gemini software interface, allowing a seamless 3D view of object movement throughout the space.
Easy setup and administration. The simplicity of the Gemini platform, along with its intuitive user interface, enables customers to install, configure, and maintain the system with ease.
Privacy-preserving. Gemini does not output any personally identifiable information, allowing customers to deploy advanced monitoring systems in public or sensitive areas without privacy concerns.
BlueCity
BlueCity AI software enables users to monitor traffic networks and public spaces and generates real-time data analytics and predictions, which we believe can be used to improve traffic and crowd flow efficiency, advance sustainability and protect vulnerable road users in a wide range of weather and lighting conditions.
Product Roadmap And Development
We currently expect that our future digital lidar product developments will be primarily driven by improvements to our semiconductors—the receiver SoC and VCSEL laser array— with little to no impact on the designs or architecture of our sensors.
We expect to maintain our OS product line with our four current sensor models. Our product roadmap primarily consists of designing, building, and integrating improved semiconductors into the OS product line, which we anticipate will improve the range and resolution of our sensors, among other features, without substantial changes to the form factor of our sensors.
We have already shipped functional forward-facing prototypes for the automotive ADAS market. After the initial release, we anticipate our DF product line will improve in performance over time as we improve our core SoC and laser components.
Our Customers
We target four markets globally: industrial; smart infrastructure; robotics; and automotive. In total, we shipped sensors to over 690 customers in 2022 across these diversified use cases. For the year ended December 31, 2022, no single customer accounted for more than 10% of our revenue from product sales. Following the Velodyne Merger, the combined company now supports over 850 customers in approximately 50 countries.
Industrial Automation
Our customers in the industrial market are generally engaged in the manufacturing, operation, or after-market modification of heavy industrial machinery, which includes automated guided vehicles (“AGVs”), autonomous mobile robots (“AMRs”), mining vehicles, large material handling vehicles such as forklifts, construction vehicles, agricultural vehicles, and port machinery among other machines. Lidar is used on heavy machinery to enable autonomous usage of the machinery and to improve worker safety. We believe that our industrial customers value the high resolution, range, small form factor, and high reliability of our digital lidar sensors.
Smart Infrastructure
Our customers in the smart infrastructure market are generally engaged in monitoring and analyzing pedestrian and vehicle movements for the purpose of providing building security, tracking and analyzing human movement patterns and improving roadway safety and efficiency. This market includes federal, state, and local governments as well as private commercial businesses. Unlike traditional cameras, our lidar sensors provide accurate spatial data in low lighting conditions while safeguarding privacy concerns. We believe that our smart infrastructure customers value the high resolution, 360° horizontal field-of-view, and high reliability of our digital lidar sensors. Powered by our lidar sensors and software solutions, give smart infrastructure customers the ability to detect, classify, and track people and vehicles through an easy to use software user interface, allowing them to interact with lidar data indirectly and in a task-relevant manner.

Robotics
Our customers in the robotics industry are generally engaged in the design, production, operation, or after-market modification of small mobile human-less vehicles, which includes wheeled robots, legged robots, and drones among other vehicles. Our customers in the robotics market include both commercial entities and nonprofit entities, such as research institutions. Our customers in the robotics market are installing lidar sensors for autonomous navigation, collision avoidance, and mapping in order to provide services such as last-mile delivery, street sweeping, and asset inspection. We believe our robotics customers value the high resolution, wide vertical field-of-view, and high reliability of our lidar sensors.
Automotive
Our customers in the automotive industry fall into two categories: customers developing various forms of self-driving technology for driverless mobility and freight applications, and companies developing consumer ADAS. Both groups are generally engaged in the design, production, manufacture, operation, or after-market modification of automobiles, which includes consumer and commercial vehicles, commercial heavy trucks, and buses among other vehicles. Automotive customers use lidar as a core component in ADAS and for autonomous driving. We believe that our automotive customers value the high resolution, high reliability, and cost of our lidar technology.
Our Competitive Strengths
We believe the following strengths will allow us to maintain and extend our position as a leading provider in high-resolution lidar solutions.
Patented digital lidar technology
Since we invented and patented our digital lidar technology in 2015, we have launched a suite of products built on a shared architecture. Our proprietary SoC replaces hundreds to thousands of discrete components with a single tightly integrated SPAD receiver array, and our high-efficiency VCSEL array integrates every laser into a single die. Moreover, our patented micro-optical system increases digital lidar performance by the equivalent of an orders-of-magnitude increase in detector efficiency. We believe that this architecture will allow us to continue to increase sensor performance while reducing its cost for many years to come. The Sense acquisition and the Velodyne Merger have enabled us to acquire additional intellectual property, which we believe will continue to distinguish us in the lidar space and provides a strong foundation for our DF sensors.
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
Large and diversified customer base
As our integration with Velodyne’s operations progresses, we continue to diversify our customer base by solidifying our presence in all four of our targeted markets, which we believe gives us several advantages. First, our customer and market diversity add stability to our business. By diversifying our customer base, we are able to reduce our exposure to the risk of customer development delays or regulatory changes that may affect our sales to a single customer or in a particular market rather than all four of the targeted markets. Second, we believe that a large, diverse customer base will ultimately result in more engaged customers purchasing our products and help us to achieve higher sales more quickly than other companies that depend on a smaller set of customers in fewer markets. As we increase our sales volume, we expect our cost per sensor to decrease, allowing us to compete more effectively in each of the targeted markets.

Volume manufacturing today
To achieve our vision of making lidar technology widely adopted, we designed our technology for high-volume manufacturing. We are expanding our manufacturing capacity by outsourcing manufacturing to the Thailand facility of our manufacturing partners Benchmark, Fabrinet and other third-party suppliers. We believe these relationships provide multiple benefits, including the ability to leverage our partners’ manufacturing capacity to help us scale our production.
Digital solid-state technology positioned to capture automotive scale
We expect that our prospective ADAS customers will select lidar suppliers primarily based on the anticipated ability to meet performance, reliability, design, and cost requirements. We believe that the solid-state digital lidar technology in our DF sensors will meet these performance, reliability, design, and cost requirements of ADAS, and lead to production wins and growth in this segment.
Highly reliable and rugged technology
In addition to high performance, comparatively low cost, and high customization flexibility, our sensors are designed to be highly reliable. Our OS product line of sensors have achieved the highest ingress ratings in the industry—IP68 and IP69K—meaning they can survive submersion in up to 1 meter of water for 30 minutes and withstand high-temperature power washing. We believe Ouster has one of the lowest field failure rates in the industry, which reduces the total cost of ownership of our sensors.
Visionary management team
Innovation is central to our corporate culture. Ouster’s co-founders Angus Pacala and Mark Frichtl have almost two decades of combined experience in lidar engineering. In collaboration with our executive management team, they drive our vision and corporate strategy. We believe that the digital lidar technology invented by our founders will continue to drive significant improvements in autonomous technology. As the Company has developed, we have built a strong supporting team, adding leaders in sales, marketing, operations, engineering, manufacturing, legal, and finance.
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
We believe the introduction of value-added software that aids in the processing of lidar data presents a significant growth opportunity. For existing lidar users, software has the potential to decrease development time and improve system performance. For customers who historically rely on other sensor modalities or lack technical expertise, the introduction of software such as Ouster Gemini can catalize the adoption of lidar by processing the raw lidar data and outputting abstracted data in a user-friendly interface.
In addition to our sensor and software growth opportunities, we believe we can increase our growth through commercial execution excellence. By building a commercial organization with highly-skilled employees and efficient processes and systems, we believe we can improve our customer acquisition, accelerate existing customer growth, increase sales through distribution networks, and build valuable strategic partnerships.
Key elements of our growth strategy include:
Pursue strategic transactions
We have explored and may continue to explore strategic acquisitions, mergers or other transactions as a means to complement our technology and digital lidar architecture. For example, in February 2023, we completed our merger of equals with Velodyne which we expect will help us to strengthen our financial position, technology portfolio and software offering. While we see significant and growing demand for our products today, we believe such transactions can create more expansive use cases for our products, provide greater access to our current target markets, or enable us to access additional markets.
Expand our distribution network
While the majority of our sales are direct to customers, we also sell our sensors through a domestic and international distribution network, which has expanded as a result of the recent Velodyne Merger. We believe these distributors enable us to reach more end customers in an operationally efficient manner. We plan to grow our existing network and establish new distribution partnerships in regions where we do not currently have partnerships. By leveraging these relationships, we believe we will be able to reach more customers faster and rapidly grow our sales.
Execute on our product roadmap
We continue to place a priority on innovation and product development. We plan to continue improving our product performance and adding unique functionality while maintaining a competitive price point. We believe that improving our products at a consistently competitive price positions us to win new and expanded business opportunities in our target markets over time.
Commercialize digital lidar for emerging automotive opportunity
We believe that our cost-reduced solid-state DF sensor will meet the automotive industry’s requirements for performance, cost, and reliability in ADAS applications. As development progresses, we will strive to build and maintain relationships with global automotive OEMs and Tier 1s to further strengthen demand.
Expand our worldwide sales and marketing presence
To further grow our market share in our target markets, we intend to continue to strategically hire globally, scaling our commercial team to serve the needs of each end market. As our market presence grows through targeted sales and marketing activity, we believe our customer base will grow. For example, following our recent merger with Velodyne, we now support over 850 customers in approximately 50 countries. In addition, we are increasingly cross-selling within accounts, accessing new projects and opportunities within accounts where we have a beachhead position and increasing the number of addressable opportunities.
Grow sales volumes from existing accounts
We aim to create an established customer base in each of our four target markets that can be further strengthened as our relationships with customers mature. As our customers move through our pipeline from benchtop evaluation to pilot evaluation, to pre-production, and finally to production—we believe our order volumes will increase at each stage in the sales process. We expect that moving to series production can provide a material increase of up to several orders of magnitude in annual sales volume for each given customer program. Sales for these programs are often, but not always, memorialized in multi-year contracts that provide a closer relationship to the customer and increased growth opportunities for us.
Expand our partner ecosystem
Effectively integrating and using a lidar sensor can be a complex task for some end customers. An ecosystem of value-added software and integrator companies is growing across the world, offering perception software and tailored solutions for our target markets. We have relationships with many of these companies, and have collaborated with some of them to develop software and services based on our sensors. We intend to further develop complementary solutions and integration services that we believe will provide potential customers with the requisite technical know-how and we expect that this will accelerate our sales growth.
Manufacturing
We have invested a significant amount of time and resources in streamlining our production process and additional efforts will be required as we continue to integrate our operations with those of Velodyne. Our current key manufacturing partners include Benchmark and Fabrinet. Our optical alignment processes are partially or completely automated, which reduces manufacturing time and increases our production output. Our sensors also undergo application-focused final testing, which allows us to understand the real-world performance of our sensors before they are shipped to customers, reducing returned merchandise costs. We have also invested in building manufacturing process control systems, which provide real-time production information on the sensors produced in Thailand through integrated data stores and dashboards. This streamlined production process aims at lowering manufacturing, labor and overhead cost per unit.

Competition
There is an increasing demand for lidar to help advance automated systems with the intended goal of increasing safety, improving efficiency and enhancing productivity. Lidar’s status as a critical sensor in many applications gives us the opportunity to add enhanced value to customers by providing comprehensive solutions. There is increasing adoption of lidar across a wide variety of industries. We believe there is a continual need to increase accuracy for 3D mapping information to understand the surrounding environment and movement patterns to improve transportation logistics and enhance traffic efficiency. As a result, we compete against several companies developing lidar solutions for incorporation into these developing applications, some of which may be similar to ours. Our competitors may include and are not limited to: AEye, Aeva Inc., Cepton Technologies, Innoviz Technologies, Hesai Technology, Luminar Technologies, MicroVision, RoboSense, and SICK.
Additionally, some of our targeted customers may have their own internal lidar development programs. Although we believe our line of products and innovation support position us as a leader in the lidar market, we will continue to face competition from existing, established market competitors with greater resources and new companies developing lidar solutions for the industrial, smart infrastructure, robotics and automotive industries.
Sales And Marketing
We maintain a global sales presence across the Americas, Europe, Middle East, Africa, and Asia and Pacific markets. We sell directly to the majority of our customers and have also developed a global network of active distributors to sell, install and support our solutions. Our commercial team is made up of experienced leaders who have been developing a focused sales organization geared towards ramping our sales pipeline. We continue to expand our sales efforts to grow orders from existing customers and market our products to attract new customers. We plan to continue to expand and optimize our dealer network to ensure that we have sufficient geographic coverage across both existing and new markets.
We take a targeted marketing approach to each of our four focused markets. We develop and publish digital content designed to educate our audience on how to use Ouster’s products, and selectively use other channels and advertising methods to attract customers. We leverage opportunities to present and speak at market-specific conferences, executive events, trade shows and industry events to further develop our brand and reputation. These opportunities also allow us to showcase our technology and attract additional customer interest. Through customer feedback, industry events and strategic relationships, we continue to identify the evolving needs of our customers and, as a result, develop new and improved solutions. In addition, we have a robust social media presence and are investing in various digital marketing strategies and tools to further reach customers as well as build our brand. From time to time, we sponsor universities and other non-profit organizations to increase awareness of our technology and showcase its capabilities.
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
Government Regulation
While the U.S. has historically provided a positive legal landscape that allows safe testing and development of autonomous features, with nuances that vary from state to state, we are subject to the non-exhaustive list of regulations set forth below.
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
Our operations are subject to various international, federal, state and local laws and regulations governing the occupational health and safety of our employees and wage regulations. We are subject to the requirements of the federal Occupational Safety and Health Administration, as amended, (“OSHA”), and comparable international, state and local laws that protect and regulate employee health and safety.
Finally, as companies operating in similar industries, we are subject to environmental regulation, including water use, air emissions, use of recycled materials, energy sources, the storage, handling, treatment, transportation and disposal of hazardous materials and the remediation of environmental contamination. Compliance with these laws, rules and regulations may include permits, licenses and inspections of our facilities and products.
Human Capital
As of December 31, 2022, we employed approximately 200 people on a full-time basis in the United States and 70 people on a full-time basis internationally, either directly through our international subsidiaries or through a professional employer organization. We also engaged a certain number of consultants and independent contractors to supplement our permanent workforce. None of our employees are currently represented by a labor union or covered by collective bargaining agreements. We believe we have strong and positive relations with our employees.
Diversity and Inclusion. To attract, motivate and retain a highly-skilled workforce throughout our organization, we are focused on facilitating a safe and inclusive work environment that leverages the capabilities of our employees and encourages diversity of thought. In furtherance of these objectives, we provide Diversity, Inclusion, and Belonging training for our employees to promote a healthy and inclusive organizational culture.
Employee engagement. We prioritize employee engagement and value employee feedback, which we gauge through an annual employee engagement survey that allows us to monitor both engagement and satisfaction and provides an additional reference point for evaluating initiatives aimed at enhancing our employees’ experience.
Compensation and Benefits. We offer attractive compensation and benefit packages, which may include depending on location and eligibility, annual bonuses, paid time-off, 401(k) and Company match up to 4% (subject to the IRS annual limit), stock awards, employee stock purchase plans, health and wellness programs and other benefits. Our long-term equity compensation is intended to align management interests with those of our stockholders and to encourage the creation of long-term value.
Additional Information
CLA, our legal predecessor, was originally a blank check company incorporated as a Cayman Islands exempted company on June 4, 2020. CLA was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. In March, 2021, CLA reincorporated in

Delaware and consummated a merger with OTI pursuant to an Agreement and Plan of Merger, dated as of December 21, 2020. OTI was incorporated in the state of Delaware on June 30, 2015.
Our Internet address is https://ouster.com. At our Investor Relations website, https://investors.ouster.com, we make available free of charge a variety of information for investors, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC. Our website and the information included in or linked to our website are not part of this Annual Report on Form 10-K or any other report we file with, or furnish to, the SEC.

Item 1A. Risk Factors
Our business involves significant risks and uncertainties, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.
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
Our company has a limited operating history, having been in operation since 2015. Our limited operating history makes it difficult for us to evaluate our future prospects. Certain factors that could alone or in combination prevent us from successfully commercializing our products include:
•our reliance on third parties to manufacture our products or supply significant parts needed for our production process;
•our ability to establish and maintain successful relationships with our manufacturers and suppliers;
•our ability to tailor our commercial production depending on scale and on a cost-effective basis in a timely manner;
•our ability to successfully expand our product offerings;
•our ability to develop and protect intellectual property;
•our ability to gain market acceptance of our products with customers and maintain and expand customer relationships;
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
•our ability to forecast our revenue, budget, and manage our expenses;
•our ability to comply with existing and new or modified local laws and regulations applicable to our business, or laws and regulations applicable to our customers for applications in which they may use our products;
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
•our ability to effectively manage our growth and business operations; and
•our ability to recruit and retain talented people at all levels of our organization.
If we fail to understand fully or adequately address the challenges that we are currently encountering or that we may encounter in the future, including those challenges described here and elsewhere in this Part I, Item 1A. “Risk Factors,” our business, financial condition and results of operations could be adversely and materially affected. If the risks and uncertainties that we plan for when operating our business are incorrect or change, or if we fail to manage these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be adversely affected.
Our future results will suffer if we do not recognize anticipated synergies, effectively manage the expanded operations or successfully integrate the businesses of Velodyne.
Our future success will depend, in part, upon our ability to manage the expanded business, including challenges related to the management and monitoring of new operations and associated increased costs and complexity associated with the

Velodyne Merger and other mergers. If we are not able to successfully complete integrations in an efficient and cost-effective manner, the anticipated benefits of this merger may not be realized fully, or at all, or may take longer to realize than expected, and the value of our common stock may be affected adversely. An inability to realize the full extent of the anticipated benefits of the Velodyne Merger, as well as any delays encountered in the integration processes, could have an adverse effect upon on our business, financial condition or results of operations. In addition, the actual integrations may result in additional and unforeseen expenses, including increased legal, accounting and compliance costs.
We have incurred significant losses to date and may never achieve or sustain profitability.
We have experienced net losses in each year since our inception. In the years ended December 31, 2022 and 2021, we incurred net losses of $138.6 million and $94.0 million, respectively. We expect these losses to continue for at least the next several years as we expand our product offering and continue to scale our commercial operations and research and development program. As of December 31, 2022, we had an accumulated deficit of $441.9 million. Even if we are able to increase the sales of our products, there can be no assurance that we will be commercially successful or profitable.
We expect we will continue to incur significant losses for the foreseeable future as we:
•hire additional personnel, as needed, to support investments in research and development (“R&D”), in order to develop technology and related software and to support the compliance needs in connection with being a public company;
•increase our sales and marketing functions, including expansion of our customer support and distribution capabilities;
•continue to integrate the operations of Velodyne following our recent merger; and
•expand operations and manufacturing.
If our products do not achieve sufficient market acceptance, we will not become profitable. If we fail to become profitable, or if we are unable to fund our business we may be unable to continue our operations. There can be no assurance that we will ever achieve or sustain profitability.
We expect to incur substantial R&D costs and devote significant resources to developing and commercializing new products, which could significantly affect our ability to become profitable and may not result in revenue to us. Any delay or interruption of the development and commercialization of new products may adversely affect our existing business and prospects for securing future business.
Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new and effective products at an opportune time that may then achieve market acceptance. To remain competitive, we continue to develop new products. For instance, last October, we announced our newest OS series scanning sensor, REV7, powered by its next-generation L3 chip. REV7 features the all-new OSDome sensor, as well as upgraded OS0, OS1, and OS2 sensors that deliver double the range, enhanced object detection, increased precision and accuracy, and greater reliability. introduced the market. In January 2023, we announced the release of our software, Ouster Gemini, a cloud-backed digital lidar perception platform for crowd analytics, security, and intelligent transportation systems. Ouster Gemini offers the ability to detect, classify, and track moving objects in real-time using the 3D data from a single or multiple fused Ouster lidar sensors. In connection with REV7, Ouster Gemini, and future releases, we expect to incur substantial, and potentially increasing, R&D costs. Our R&D expenses were $64.3 million and $34.6 million during the years ended December 31, 2022 and 2021, respectively, and are likely to grow in the future, particularly as a result of the Velodyne Merger. Because we account for R&D as an operating expense, these expenditures will adversely affect our results of operations in the future.
Further, our R&D program may be delayed and may not produce timely results. If we cannot produce successful results in time to accommodate customers’ or potential customers’ development timelines, we may lose business. If we are unsuccessful in introducing these products in accordance with our product launch plans or any publicly announced launch dates, it may be injurious to our reputation and brand and adversely affect our ability to be competitive in our four target markets and potential new markets. In launching such products, we may face foreseen and unforeseen difficulties that adversely affect such the commercialization and could have a material adverse effect on our operations and business. Additionally, the success of our competitors’ R&D efforts, including producing higher performing products or providing products competitive to our new products to our customers before us, may result in loss of business to us.
The promise of new products and successful R&D may even decrease our expected and actual revenue attributable to existing products, as historically, customers have delayed or cancelled outstanding purchasing commitments for certain products in anticipation of the release of new generation products from the Company. There is no guarantee that these delays and cancellations will not occur again in the future as we develop, announce and commercialize new products like our DF solid-state lidar sensor or our complementary software solutions.

If we are unable to overcome our limited sales history and establish and maintain confidence in our long-term business prospects among customers in our target markets or if our revenue opportunity does not materialize into sales and revenue, then our financial condition, operating results, business prospects and access to capital may suffer materially.
Our company has a limited sales history, as we only commenced selling our first revenue grade products in late 2018. Because of our limited sales history, we have limited experience managing and growing our relationships with existing customers and securing new customers in our target industries.
Our relationships with many of our existing customers are limited as they may not be prepared to select Ouster as a long-term supplier given our limited operating and sales history. To establish preliminary relationships with certain customers and to build their confidence, we have entered, and may continue to enter, into evaluation agreements, spot buy purchase orders, non-binding letters of intent, and strategic customer agreements. These agreements are largely non-binding, do not include any minimum obligation to purchase any quantities of any products at this time, and do not require that the parties enter into a subsequent definitive, long-term, binding agreements; however, these preliminary agreements assist the Company in building confidence with customers if we are able to effectively perform and otherwise maintain positive relationships with them. If we are unable to build confidence with our existing customers, either through these preliminary agreements (due to any failure to enter into or perform under the agreements) or otherwise, or if we are unable secure opportunity from these non-binding agreements, involving strategic customer agreements, we may be unable to produce accurate forecasts and become profitable.
Our new customers, or customers that we inherited from the Velodyne Merger, may be less confident in us and less likely to purchase our products because of a lack of awareness about our products. They may also not be convinced that our business will succeed because of the absence of an established sales, service, support, and operating history. To address this, we must, among other activities, grow and improve our marketing capability and brand awareness, which may be costly. These activities may not be effective or could delay our ability to capitalize on the opportunities that we believe are suitable to our technology and products and may prevent us from successfully commercializing our products.
To build and maintain our business, we must maintain confidence in our products, long-term financial viability and business prospects. Failure to establish and maintain customer confidence may also adversely affect our reputation and business among our suppliers, analysts, ratings agencies, stockholders and other interested parties.
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
•our product mix and average selling prices, including negotiated selling prices and long-term customer agreements;
•the cost of raw materials or supplied components critical for the manufacture of our products;
•the timing and cost of, and level of investment in, research and development relating to our digital lidar technology and related software;
•developments involving our competitors;
•changes in governmental regulations affecting us or applications in which our customers use our products or software;
•future accounting pronouncements or changes in our accounting policies;
•the impact of epidemics or pandemics, including current business disruption and related financial impact resulting from the global COVID-19 health crisis;
•adverse litigation, judgments, settlements or other litigation-related costs, or claims that may give rise to such costs; and
•general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
Many of these factors are outside of our control and may not accurately reflect the underlying performance of our business. The individual or cumulative effects of factors discussed above could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful.
This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any guidance we may provide, or if the guidance we provide is below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even if our performance is consistent with any previously publicly stated guidance.
Our revenue and margins could be adversely affected if we fail to maintain competitive average selling prices, high sales volumes, and/or fail to reduce product costs.
Cost-cutting initiatives adopted by our customers often place increased downward pressure on our average selling prices. We also expect that any long term or high-volume agreements with customers may require step-downs in pricing over the term of the agreement or, if commercialized, over the period of production. We strive to keep our average selling price competitive and expect to achieve profitability by maintaining competitive average sales prices and through continually lower product costs. Our average selling price may be driven down by customer-specific selling price fluctuations such as non-standard discounts on large volume purchases. These lower average selling prices on large volume purchases may cause fluctuations in revenue and gross margins on a quarterly and annual basis and ultimately adversely affect our profitability. We have experienced and may in the future experience declines in the average selling prices of our products generally as our customers seek to commercialize autonomous systems at prices low enough to achieve market acceptance and as our competitors continue to produce and commercialize lower cost competing technologies. To achieve profitability and maintain margins, we will also need to continually reduce product and manufacturing costs. Reductions in product and manufacturing costs are principally achieved by scaling our production volumes and through step changes in manufacturing and continued engineering of the most cost-effective designs for our products. Further, as we continue to provide support for REV6, we anticipate downward pressure on our margins. In addition, we must continuously drive initiatives to reduce labor cost, improve worker efficiency, reduce the cost of materials and further lower overall product costs by carefully managing component prices, inventory and shipping cost. We need to continually increase sales volume and introduce new, lower-cost products in order to maintain our overall gross margin. If we are unable to maintain competitive average selling prices, increase our sales volume or successfully introduce new, low-cost products, our revenue and overall gross margin will likely decline.
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
In addition to current market competitors, new competitors may enter the lidar market or create products that function as an alternative to lidar, which may disrupt the commercial landscape of our target markets in ways that we may not be able to adapt to adequately and in a timely fashion. The already competitive landscape of the lidar market, along with both foreseeable and unforeseeable entries of competitors and lidar technology from those competitors in our target markets, along with the potential emergence of new non-lidar solutions, may result in downward pricing pressure, reduced margins and may impede our ability to increase the sales of our products or cause us to lose market share, any of which will adversely affect our business, results of operations and financial condition.
We target many customers that are large corporations with substantial negotiating power and exacting product standards. If we are unable to sell our products to these customers, our prospects and results of operations will be adversely affected.
Many of our current and potential customers are large corporations that often possess significant leverage over their suppliers, and can successfully demand contract terms favorable to themselves, such as reserving the right to terminate their supply contracts for convenience. The disparities in negotiating power between us and larger corporations have required, and may require in the future, that we accept less favorable contract terms. These large corporations also have exacting technical specifications and requirements that we have been unable to, and may continue to be unable to, meet, thereby precluding our ability to secure sales. Meeting the technical requirements to secure and maintain significant contracts with any of these companies will require a substantial investment of our time and resources, and if we fail to comply with our customers’ technical specifications and standards, we may lose existing and future business. Even when we succeed in securing contracts, these large companies have required, and may require in the future, evolving technical specifications for our products and may terminate our agreement or make a later determination that our products are not satisfactory, and even set a standard for the industry that we may not be able to meet. We therefore have no assurance that we can establish relationships with these companies, that our products will meet the needs of these or other companies, or that a contract with these companies will culminate in significant or any product sales.
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
Although our products are designed for use in multiple markets, each of our target or new markets may have unique features and demands. If we are unsuccessful in meeting this demand, it may affect our entrance into these target or new markets which could adversely affect our future results of operations.
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
Our products also are used in a wide variety of existing and emerging use cases in the smart infrastructure market, which generally consists of public bodies and private commercial businesses engaging in the monitoring and analysis of pedestrian and vehicle movements for the purpose of providing building security, improving road user safety, and increasing roadway efficiency. This is still a nascent market, and while this industry is experimenting with the use of lidar in these applications, our customers may decide that lidar is not a viable solution for a variety of reasons, including price points, interoperability, and integration of lidar sensors. Customers in this market are often local governments, such as city governments, which may be subject to political pressures, and may not control their own budgets. For example, programs could be cancelled due to legislative action that is out of a local government’s control.
Our products also may be purchased by automotive OEMs and their suppliers in connection with their design and development of autonomous driving and ADAS technology. These programs are time and resource intensive, requiring thousands of man hours and several years. Automotive OEMs and suppliers undertake extensive testing or qualification processes prior to placing orders for large quantities of products such as ours, because such products will function as part of a larger system or platform and must meet other specifications. We spend significant time and resources to pursue the business of having our products selected by automotive OEMs and their suppliers for use in the manufacture of a particular vehicle model. If we are not chosen to supply products to Tiers 1s, OEMs may be less inclined to select our products for a particular vehicle model, which could turn into a lost opportunity to supply our products to this automotive OEM for a period of several years. If our products are not selected by an automotive OEM or its suppliers for one vehicle model or if our products are not successful in that vehicle model, it is less likely that our products will be deployed in other vehicle models of that OEM. If we fail to win a significant number of vehicle models from one or more of automotive OEMs or their suppliers, our business, results of operations and financial condition may be adversely affected.
Our products also are used in a wide variety of existing and emerging use cases in the robotics market, in which our customers are generally engaged in the design, production, operation, or after-market modification of small mobile unmanned vehicles, which includes wheeled robots, legged robots, and drones. This is a competitive market that often has strict functional and pricing requirements for products. If we are unable to make products that meet these requirements, or sell products at the required price point, we could lose this business to competitors or competitive technologies. There are diverse and potentially conflicting requirements across the robotics industry that may force us to prioritize certain segments over others, resulting in a lower total available market. Our target markets involve risks of program delay, loss, and cancellation.
The complexity of our products could result in unforeseen delays or expenses from undetected defects, errors or reliability issues in hardware or software which could reduce the market adoption of our new products, damage our reputation with current or prospective customers, expose us to product liability and other claims and adversely affect our operating costs.
Our products are highly technical and very complex and require high standards to manufacture and have in the past and will likely in the future experience defects, errors or reliability issues at various stages of development. We may be unable to timely release new products, manufacture existing products, correct problems that have arisen or correct such problems to our customers’ satisfaction. Additionally, undetected errors, defects or reliability issues, especially as new products are introduced or as new versions are released, could result in serious injury to the end users of technology incorporating our products, or those in the surrounding area, our customers never being able to commercialize technology incorporating our products, litigation against us, negative publicity and other consequences. These risks are particularly prevalent in the autonomous driving and ADAS markets. Some errors or defects in our products may only be discovered after they have been tested, commercialized and deployed by customers. If that is the case, we may incur significant additional development costs and product recall expenses, repair and/or replacement costs. These problems may also result in claims, including class actions, against us by our customers or others. Our reputation or brand may be damaged as a result of these problems and customers may be reluctant to buy our products, which could adversely affect our ability to retain existing customers and attract new customers and could adversely affect our financial results.
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
In particular, the usage of our products by target customers could make us liable for warranty claims and pecuniary and reputational damages. In our target markets, our products may be placed in physical locations and environments that present harsh operating conditions, or that present a risk of product damage due to accidents or vandalism. This may result in more product failures than we anticipate, and may require us to provide warranties for our products beyond our knowledge of their performance. This could increase the rate of customer returns and warranty claims, resulting in higher-than-expected operating costs for us. Product failures may also affect market acceptance of our products and our ability to win future business. Any negative publicity related to the perceived quality of our products could affect our brand image, partner and customer demand, and adversely affect our operating results and financial condition.
We may require additional capital in order to execute our business plan, which may not be available on terms acceptable to us, or at all.
In the future we may require additional capital to fund our R&D efforts and to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and we may determine to engage in equity or debt financings or enter into credit facilities for other reasons. In order to stay on our growth trajectory and further business relationships with current or potential customers or partners, or for other reasons, we may issue equity or equity-linked securities to such current or potential customers or partners. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all, particularly in an uncertain economic environment. The Company maintains the majority of its cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.
If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities or if it issues equity or equity-linked securities to current or potential customers to further business relationships, our existing stockholders could experience significant dilution. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited and our business results and operations could be materially and adversely affected.
We face risks related to our indebtedness.
As of December 31, 2022, we had total outstanding debt of $40.0 million under our Loan and Security Agreement with Hercules Capital, Inc. (“Hercules”), as amended. We may incur additional indebtedness in the future. Our leverage could have important consequences to us, including:
•exposing us to the risk of increased interest rates as our borrowings under our current debt facilities are at variable rates;
•making it more difficult for us to make payments on our debt;
•limiting our ability to pay future dividends;
•increasing our vulnerability to downturns in our business, the storage and organization retail industry or the general economy and limiting our flexibility in planning for, or reacting to, changes in our business;
•requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our debt, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities;
•restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
•requiring us to comply with financial and operational covenants as well as leverage covenants, restricting us, among other things, from placing liens on our assets, making investments, incurring debt, making payments to our equity or debt holders and engaging in transactions with affiliates;
•limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes;
•preventing us from taking advantage of business opportunities as they arise or successfully carrying out our plans to expand our store base and product offerings; and
•placing us at a competitive disadvantage compared to our competitors who may be less leveraged.
Consequences of this indebtedness may require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our debt, thereby reducing our ability to use our cash flow to fund operations, capital expenditures, and future business opportunities. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we would be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all. A failure by us or our subsidiaries to comply with the agreements governing our indebtedness could result in an event of default under such indebtedness, which could adversely affect our ability to respond to changes in our business and manage our operations. Upon the occurrence of an event of default under any of the agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreements. If any of our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern.
Market adoption of lidar remains uncertain, and it is difficult to forecast long-term end-customer adoption rates and demand for our products.
Substantially all of our revenue is generated by the sale of our digital lidar sensors. Given the evolving nature of the markets in which we operate, it is difficult to predict the customer demand or adoption rates for lidar technology generally or our products specifically. If demand does not develop or if we cannot accurately forecast customer demand, our future financial results, business, results of operations and financial condition will be adversely affected. If prospective customers have a negative perception of, or experience with, lidar or a competitor’s lidar products they may be reluctant to adopt lidar in general or specifically our products. Any negative publicity, regardless of its accuracy, could materially and adversely affect our business.
Additionally, existing or new non-lidar technologies may emerge as customers’ preferred alternative to lidar and may adversely affect the adoption of our lidar solutions and of lidar generally. Significant developments in alternative technologies, such as cameras and radar, may materially and adversely affect our business, prospects, financial condition and operating results in ways we do not currently anticipate. Any failure by us or the lidar market generally to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could adversely affect the adoption of lidar and sales of our current products or materially delay the development and introduction of new and enhanced products, which could result in the loss of competitiveness of our products, decreased revenue and a loss of market share to competitors.
We are pursuing opportunities in markets that involve novel applications that are rapidly evolving, and that include both technological and regulatory uncertainties, making it difficult to predict the size and timing of market opportunities. For example, autonomous driving and lidar-based ADAS applications require complex technology, stringent testing, and rigorous safety controls. Because these automotive systems are both themselves complex, and also depend on complex technologies from many suppliers, commercialization of autonomous driving or ADAS products could be delayed or impaired on account of technological capabilities that are not sufficiently advanced for deployment in vehicles. These standards may never be met at all. Additionally, ADAS has yet to, and may never, achieve widespread adoption, which would reduce demand for lidar in that market. Similar concerns are also applicable to our other three verticals.
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
Many of our customers are still in the testing and development phases of applications with our products and it cannot be certain that they will commercialize products or systems with our digital lidar sensors or at all. We believe adoption of lidar products, including our digital lidar sensors, will depend on numerous factors, including: whether the technological capabilities of lidar and lidar-based products meet users’ current and evolving needs; whether the benefits of designing lidar into larger sensing systems outweigh the costs, complexity and time needed to deploy such technology or replace or modify existing systems that may have used other modalities such as cameras and radars; whether users in other applications can move beyond the testing and development phases and proceed to commercializing systems supported by lidar technology and whether lidar developers can keep pace with rapid technological changes in certain developing markets. If lidar technology generally does not achieve commercial success or if the market adoption is slower than expected, our business, results of operation and financial condition will be materially and adversely affected.
We may experience difficulties in managing our growth and expanding our operations.
We are experiencing significant growth in the scope and nature of our operations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, compliance programs and reporting systems. We are currently in the process of strengthening our compliance programs, including our compliance programs related to product certifications, quality management systems certifications, environmental certifications, export controls, privacy and cybersecurity and anti-corruption. We may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing controls, programs, systems and procedures, which could have an adverse effect on our business, reputation and financial results. Additionally, rapid growth in our business may place a strain on our human and capital resources. Furthermore, we expect to continue to conduct our business internationally and anticipate increased business operations in the United States, Europe, Asia and the Middle East and Africa. These diversified, global operations place increased demands on our limited resources and require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technical, manufacturing, engineering, sales and other personnel. As our operations expand domestically and internationally, we will need to continue to manage multiple locations and additional relationships with various customers, partners, suppliers and other third parties across several markets.
We are focusing our current commercial efforts across four distinct target markets. We will be required to prioritize our limited financial and managerial resources as we pursue particular development and commercialization efforts in each target market. Any resources we expend on one or more of these efforts could be at the expense of other potentially profitable opportunities.

If we are not able to effectively grow our global sales and marketing organization, or maintain or grow an effective network of distributors, resellers, and integrators, our business prospects, results of operations and financial condition could be adversely affected.
In order to generate future sales growth, we will need to expand the size and geographic coverage of our field organization, including marketing, direct sales, customer support and technical services. Accordingly, our future success will depend largely on our ability to hire, train, retain, and motivate skilled regional sales managers and direct sales representatives with significant technical knowledge and understanding of our products. Because of the competition for their skillset, we may not be able to attract or retain such personnel on reasonable terms, if at all. If we are unable to grow our global sales and marketing organizations, we may not be able to increase our revenue, which would adversely affect our business, financial condition and results of operations.
Additionally, we rely on a network of independent distributors to help generate sales of our products internationally. If a dispute arises with a distributor or if we terminate our relationship with a distributor or a distributor goes out of business, it may take time to identify an alternative distributor, to train new personnel to market our products, and our ability to sell our products in a region formerly serviced by a terminated distributor could be harmed. In addition, our distributors may not successfully market and sell our products and may not devote sufficient time and resources that we believe are necessary to enable our products to develop, achieve or sustain market acceptance. Any of these factors could reduce our revenue or impair our revenue growth in affected markets, increase our costs in those markets or damage our reputation. In addition, if an independent distributor were to depart and be retained by one of our competitors, we may be unable to prevent that distributor from soliciting business from our existing customers, which could further adversely affect us. As a result of our reliance on third-party distributors, we may be subject to disruptions and increased costs due to factors beyond our control, including labor strikes, third-party errors and other issues. If the services of any of these third-party distributors become unsatisfactory, we may experience delays in meeting our customers’ demands and we may be unable to find a suitable replacement on a timely basis or on commercially reasonable terms. Any failure to deliver products in a timely manner may damage our reputation and could cause us to lose potential customers.
Our forecasts of market growth may not be accurate.
Market opportunity estimates and growth forecasts included in this Annual Report on Form 10-K and in our other public disclosures are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The forecasts and estimates relating to the expected size and growth of the markets for lidar-based technology may prove to be inaccurate. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our future growth is subject to many factors, including market adoption of our products, which is subject to many risks and uncertainties. Accordingly, the forecasts and estimates of market size and growth described in this Annual Report on Form 10-K and in our other public disclosures, should not be taken as indicative of our future growth.
Our sales and operations in international markets expose us to operational, financial and regulatory risks.
International sales comprise a significant amount of our overall revenue and while growing our international sales is an important part of our growth strategy, these efforts may not be successful. International operations are subject to a number of other risks, including:
•import and export laws and the impact of tariffs;
•exchange rate fluctuations;
•political and economic instability, war, international terrorism and anti-American sentiment, particularly in emerging markets and the war between Russia and Ukraine;
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
•delayed revenue recognition;
•less effective protection and/or lack of enforceability of intellectual property;
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
We are subject to the risk of cancellation or postponement of our contracts with customers or the unsuccessful implementation of our products, which may adversely affect our business, results of operations and financial condition.
We have experienced, and may experience in the future, unexpected cancellations of major purchases of our products, which has affected and may adversely affect our results of operations. Prospective customers across our target markets generally must make significant commitments of resources to test and validate our products and confirm that they can be integrated with other technologies before including them in any particular system, product or model. Our products must meet customer specifications for quality, reliability and performance. Integration of our products may reveal errors, defects or incompatibilities with other sensing modalities that, if we are unable to correct them, may result in loss of customers, loss of market share, damage to our brand and reputation, increased service and replacement costs, lack of profitability, and constitute a hindrance to market acceptance. Although our agreements may contain provisions that aim at limiting our liability for damages resulting from defects in our products, such limitations and disclaimers may not be enforceable or otherwise effectively protect us from such claims, and we may have to indemnify our customers against liabilities arising from defects in our products or in their solutions that incorporate our products. These liabilities may also include costs incurred by our channel partners or end users to correct problems or replace our products, which could adversely affect our operating results and business prospects. These inherent operational risks are all the more important that the development cycles of our products with new customers vary widely depending on the application, market, customer and the complexity of the product. In our four target markets, development cycles can be six months to seven or more years. These development cycles require us to invest significant resources prior to realizing any revenue from the commercialization. Our revenue growth may be impaired if the system, product or vehicle model that includes our digital lidar sensors is unsuccessful, including for reasons unrelated to our technology or software. Long development cycles and product cancellations or postponements may adversely affect our business, results of operations and financial condition.
If we do not adequately manage our inventory, we could lose sales or incur higher inventory-related expenses, which could negatively affect our operating results.
To ensure adequate inventory supply, we forecast inventory needs and expenses, place orders sufficiently in advance with our suppliers and manufacturing partners and manufacture products based on our estimates of future demand for particular products. Fluctuations in the adoption of lidar products may affect our ability to forecast our future operating results, including revenue, gross margins, cash flows and profitability. Our ability to accurately forecast demand for our products could be affected by many factors, including the rapidly changing nature of our current target markets, the uncertainty surrounding the market acceptance and commercialization of lidar technology, the emergence of new markets, an increase or decrease in customer demand for our products or for products and services of our competitors, product introductions by competitors, the COVID-19 pandemic, other epidemics and public health crises, and any associated work stoppages or interruptions, unanticipated changes in general market conditions and the weakening of economic conditions or consumer confidence in future economic conditions. We may face challenges acquiring adequate supplies to manufacture our products and we, Benchmark and Fabrinet may not be able to manufacture our sensors at a rate necessary to satisfy the levels of demand, which would negatively affect our short-term and long-term growth. This risk may be exacerbated by the fact that we may not carry or be able to obtain from our suppliers a significant amount of inventory to satisfy short-term demand increases. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available for sale.
Inventory levels in excess of customer demand have resulted and may in the future result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would adversely affect our financial results, including our gross margin, and have a negative effect on our brand. Conversely, if we underestimate customer demand for our products, we may not be able to deliver products to meet our requirements, and this could result in damage to our brand and customer relationships and adversely affect our revenue and operating results.

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
If one or more of our major customers is unable to pay our invoices as they become due or a customer simply refuses to make such payments if it experiences financial difficulties, our business would be adversely affected. If a major customer were to enter into bankruptcy proceedings or similar proceedings whereby contractual commitments are subject to stay of execution and the possibility of legal or other modification, we could be forced to record a substantial loss. Additionally, a number of our customers are startup companies, small and mid-sized business, that are privately funded, have limited resources, and do not have a history of creditworthiness that we can audit to determine reliability and increase the potential risk to record potential losses. These companies could fail to raise enough capital and have to shut down operations. Even if they are financially solvent and stable and we are successful in securing a commercial relationship with them, their business plans for future programs may be inherently uncertain and unpredictable, and less structured than established companies.
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
As of December 31, 2022, we had $246.2 million of U.S. federal and $124.9 million of state net operating loss carryforwards available to reduce future taxable income. Of the $246.2 million in U.S. federal net operating loss carryforwards, $237.7 million will be carried forward indefinitely. Of our U.S. state net operating loss carryforwards, $124.9 million less than $0.1 million will begin to expire in 2031. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration (if we generate taxable income at all).
In addition, our federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code, respectively, and similar provisions of state law. Under those sections of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or taxes may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by certain significant shareholders that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Company has experienced ownership changes since its inception, and may experience ownership changes in the future as a result of future transactions in our stock, including the closing of the Velodyne Merger. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes in the future, then our ability to utilize our U.S. federal and state net operating loss carryforwards or other tax attributes may be limited or eliminated.

Key components in our products come from limited or single source third party suppliers, and we expect to rely on third parties to manufacture a significant portion of our products for the foreseeable future. Interruptions in our relationships with these third parties could adversely impact our business.
We rely on third party manufacturers, including Benchmark Electronics, Inc. (“Benchmark”) and Fabrinet USA Inc. (“Fabrinet”), to supply our products. These arrangements are intended to lower our operating costs, but they also reduce our direct control over production and distribution. This diminished control may have an adverse effect on the quality or quantity of products or services, or our flexibility to respond to changing conditions. If Benchmark or any of our third-party component suppliers or logistics and transportation partners experience interruptions, delays or disruptions in supplying their products or services, including by natural disasters, trade restrictions, the global COVID-19 pandemic, other epidemics and public health crises, or work stoppages or capacity constraints, our ability to ship products to distributors and customers may be delayed. In addition, unfavorable economic conditions could result in financial distress among third-party suppliers or manufacturers upon which we rely, thereby increasing the risk of disruption of supplies necessary to fulfill our production requirements and meet customer demands. Additionally, if any of these third parties on whom we rely were to experience quality control problems in their operations and our products do not meet customer or regulatory requirements, we could be required to cover the cost of repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative effect on our operating results. In addition, such delays or issues with product quality could adversely affect our reputation and our relationship with our customers, distributors, value added software resellers, and integrators.
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
Should operations at our third-party suppliers, including Benchmark and Fabrinet, encounter disruptions or losses that may be caused by work stoppages, disease outbreaks or pandemics, acts of war, terrorism, fire, earthquakes, flooding or other natural disasters, it could result in delays, postponement or reduce production of our products, which could have a material adverse effect on our business, results of operations and financial condition until such time as such production disruption is resolved or an alternate source of production or supply is secured.

Outsourcing a substantial percentage of our manufacturing outside of the United States involves certain risks or may not be successful, which could harm our ability to deliver products and recognize revenue.
Historically, we manufactured all of our digital sensors at our facility in San Francisco, California. We intend to maintain a portion of our manufacturing at this facility; however, in 2019, we began moving a portion of our manufacturing operations to a manufacturing facility in Thailand in connection with our relationship with Benchmark, which for the year ended December 31, 2022, accounted for a majority of our manufacturing output. Any substantial delay in bringing this facility up to full production on our current schedule may hinder our ability to produce all of the products needed to meet orders and/or achieve our expected financial performance. Opening this facility has required, and will continue to require, additional capital expenditures and the efforts and attention of our management and other personnel, which has and will continue to divert resources from our existing business or operations. If and when this manufacturing facility is brought up to full production according to our current schedule, it may not provide us with all of the operational and financial benefits we expect to receive.
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
We plan to continue working with Fabrinet, which was historically Velodyne’s primary manufacturing partner, for the manufacturing output of our Velodyne sensors. Integration with Fabrinet may require additional capital expenditures, efforts and attention from our management and personnel, is subject to similar risks as those enumerated with respect to Benchmark, and potentially higher risks inherent to building a new relationship.
We do not currently have long-term, committed supply contracts with many of our suppliers. Loss of one or more of these suppliers or our inability to identify and establish relationships with new suppliers could harm our business and impede our growth.
Because we do not maintain long-term supply contracts, any of our suppliers could seek to alter or terminate its relationship with us at any time, leaving us with periods during which we have limited or no ability to manufacture our products. The production of our products is dependent on producing or sourcing certain key components, including semiconductor chips, and raw materials at acceptable price levels. If we are unable to adequately reduce and control the costs of such key components, we will be unable to realize manufacturing costs targets, which could reduce the market adoption of our products, damage our reputation with current or prospective customers, and materially and adversely impact our brand, business, prospects, financial condition and operating results.
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
Our future success depends in part on recruiting and retaining key personnel and if we fail to do so, it may be more difficult for us to execute our business strategy. We are currently a small organization and may need to hire additional qualified personnel to effectively implement our strategic plan.
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
Our ability to successfully execute on our strategic plan depends in part on our ability to continue to appropriately build our organization and hire qualified personnel, especially with engineering, sales, technical, and manufacturing expertise. Competition for qualified personnel is especially severe in the San Francisco Bay Area. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our recruitment efforts, it may adversely affect our business and our growth prospects.
In addition, in connection with the closing of the Velodyne Merger, in February 2023, we implemented a reduction in force affecting approximately 180-200 employees in order reduce redundancies with the acquired business. The reduction in force may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. In addition, while positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from the reduction in force, or if we experience significant adverse consequences from the reduction in force, our business, financial condition, and results of operations may be materially adversely affected.
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

We may be unable to successfully integrate our business with Velodyne or realize the expected benefits of the Velodyne Merger on our expected timeframe or at all. In addition, if we choose to acquire or invest in other new businesses, products or technologies, we may be unable to complete these acquisitions or to successfully integrate them in a cost-effective and/or non-disruptive manner.
Our success depends on our ability to enhance and broaden our product offerings in response to changing customer demands, competitive pressures and advances in technologies. Failure to successfully identify, complete, manage and integrate acquisitions could materially and adversely affect our business, financial condition and results of operations and could cause our stock price to decline. We continue to search for viable acquisition candidates or strategic transactions that would expand our market sector and/or global presence, as well as additional products appropriate for current distribution channels. Accordingly, we have previously and may in the future pursue the acquisition of new businesses, products or technologies instead of developing them internally. Our future success will depend, in part, upon our ability to manage the expanded business following these acquisitions, including challenges related to the management and monitoring of new operations and associated increased costs and complexity associated with such acquisitions. For example, in February 2023, we completed the Velodyne Merger to help us enhance our robust suite of product offerings and software; grow our diverse customer base; increase operational efficiencies; further develop our innovative product roadmap in anticipation for the future needs of the market; reduce our production costs; improve our path to profitability; and strengthen our future financial position. In connection with any acquisitions, we could issue additional equity securities, which would dilute our stockholders, incur substantial debt to fund the acquisitions or assume significant liabilities.
Acquisitions involve many and diverse risks and uncertainties, including risks associated with conduction due diligence, problems integrating the purchased operations, assets, technologies or products, unanticipated costs, liabilities, and economic, political, legal and regulatory challenges due to our inexperience operating in new regions or countries, inability to achieve anticipated synergies, overpaying for acquisitions, invalid sales assumptions underlying potential acquisitions, issues maintaining uniform standards, procedures, controls and policies, diversion of management attention, adverse effects on existing business relationships or acquired company business relationships, risks associated with entering new markets, potential loss of key employees of acquired businesses, increased legal, accounting and compliance costs, and failure to successfully integrate acquired companies, such as Sense or Velodyne, or retain key personnel from the acquired company. Acquisitions may divert our attention from our core business. Acquisitions may require us to record goodwill and non-amortizable intangible assets that will be subject to testing on a regular basis and potential period impairment charges, incur amortization expenses related to certain intangible assets, and incur write offs and restructuring and other related expenses, any of which could harm our operating results and financial condition.
We compete with other companies for these opportunities, and we may be unable to consummate such acquisitions or other strategic transactions on commercially reasonable terms, or at all. In addition, acquired businesses may have ongoing or potential liabilities, legal claims (including tort and/or personal injury claims) or adverse operating issues that we fail to discover through due diligence prior to the acquisition. Even if we are aware of such liabilities, claims or issues, we may not be able to accurately estimate the magnitude of the related liabilities and damages. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, failed to fulfill their contractual obligations to their customers, or failed to satisfy legal obligations to employees or third parties, we, as the successor, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairment in the future that could harm our financial results. If we were to issue additional equity in connection with such acquisitions, this may dilute our stockholders.
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
Any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or changes in global, political, regulatory and economic conditions affecting U.S. trade, manufacturing, development or investment, could result in additional restrictions on our ability to conduct business. In recent years, the U.S. has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. A number of other nations have proposed or instituted similar measures directed at trade with the United States in response. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect our business. As additional trade-related policies are instituted, we may need to modify our business operations to comply and adapt to such developments, which may be time-consuming and expensive.
Moreover, China and the U.S. have each imposed tariffs, indicating the potential for further trade barriers which may escalate a nascent trade war between China and the U.S. The resulting environment of retaliatory trade or other practices or additional trade restrictions or barriers, if implemented on a broader range of products or raw materials, could harm our ability to obtain necessary materials. For example, tariffs on certain Chinese origin goods impact the cost of material and machines we import directly from our manufacturing operations in China, as well as the cost of material and components imported on our behalf by suppliers. The indirect impact of inflationary pressure on costs throughout the supply chain and the direct impact, for example, on costs for machines we import from our manufacturing operations in China, may result in higher input costs and lower margins on certain products we sell, which could have a material adverse effect on our business, prospects, results of operations and cash flows.
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
On December 1, 2022, December 20, 2022, December 29, 2022, and January 9, 2023, purported stockholders of Velodyne filed the following lawsuits against Velodyne and certain of its directors and officers in the Southern District of New York for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and U.S. Securities and Exchange Commission (“SEC”) Rule 14a-9: O’Dell v. Velodyne, et. al., Carlisle v. Velodyne, et. al., Wheeler v. Velodyne et. al., and Cristino v. Velodyne, et. al. The complaints allege that Velodyne’s disclosures in connection with the merger with Ouster were materially incomplete and misleading. The plaintiff in O’Dell v. Velodyne et. al. voluntarily dismissed his complaint on January 17, 2023 and the plaintiff in Carlisle v. Velodyne, et. al. voluntarily dismissed his complaint on February 21, 2023. Velodyne also received eleven demand letters from stockholders making similar allegations regarding Velodyne’s disclosures relating to the Velodyne Merger. The Company does not believe the allegations in the complaints and demand letters are meritorious, and intends to defend against them vigorously.
For descriptions of additional legal proceedings to which we are party, including proceedings assumed in connection with the Velodyne Merger, see Part I, Item 3, “Legal Proceedings” elsewhere in this Annual Report on Form 10-K.
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
We manufacture and sell products that contain components, which may contain materials that are subject to government regulation in both the locations where we manufacture and assemble our products, as well as the locations where we sell our products. Since we operate on a global basis, this is a complex process which requires continual monitoring of regulations and an ongoing compliance process to ensure that we and our suppliers are in compliance with existing regulations in each market where we operate. If there is an unanticipated new regulation that significantly impacts our use and sourcing of various components or requires more expensive components, that regulation could materially adversely affect our business, results of operations and financial condition. If we are not currently in compliance with existing regulations, or we fail to adhere to new regulations or fail to continually monitor the updates, we may incur costs in remedying our non-compliance and it may disrupt our operations. In addition, current or proposed regulations may adversely impact the availability of supplies needed to manufacture our products. For example, the Uyghur Forced Labor Prevention Act effectively bans all products from China’s Xinjiang province due to concerns that the goods were produced with forced labor, which, is having adverse impacts on global supply chains. In such circumstances, we may also be subject to litigation, lose customers, suffer negative publicity and our business, results of operations, and financial condition could be adversely affected.
We and our vendors are subject to various environmental laws and regulations that could impose substantial costs upon us and cause delays in expanding production facilities.
Environmental pollution and climate change have been the subject of significant legislative and regulatory efforts on a global basis, and we believe this will continue both in scope and in the number of countries participating. In addition, as climate change issues become more prevalent, foreign, federal, state and local governments and our customers have increased their focus on environmental sustainability, which has resulted in, and may result in new, regulations and customer requirements, which could materially adversely impact our business, results of operations and financial condition. If we are unable to effectively address concerns about environmental impact, our reputation could be negatively impacted, and our business, results of operations or financial condition could suffer. These regulations and requirement apply to our vendors and suppliers, as well. To the extent compliance with, or the effect of, these regulations and requirements on them result in their inability to deliver their products to us on time or at all, this could materially adversely impact our business, results of operations and financial condition.
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
Failure to meet evolving environmental, social, and governance (“ESG”) expectations or standards or to achieve our ESG goals could adversely affect our business, results of operations, financial condition, and stock price.
We experience pressure to make commitments or set goals or targets relating to environmental, social and governance (ESG) matters that affect companies in our industry, including the design and implementation of specific risk mitigation strategic initiatives relating to environmental sustainability. If we are not effective in addressing ESG matters affecting our industry, such as greenhouse gas emissions and climate-related risks, renewable energy, water stewardship, waste management, diversity, equality and inclusion, responsible sourcing and supply chain, human rights, and social responsibility, among other issues, or setting and meeting relevant sustainability commitments, goals, or targets, our reputation may suffer. As we continue to develop our voluntary ESG program and disclosures, there can be no assurance that regulators, customers, investors, and employees will determine that these programs and disclosures are sufficiently robust. In addition, there can be no assurance that we will be able to attain any announced goals related to our sustainability program, as statements regarding our sustainability goals reflect our current plans and aspirations and are not guarantees that we will be able to achieve them within the timelines we announce or at all. Changing stakeholder expectations, evolving voluntary and regulatory disclosure standards, and our efforts to manage and report on ESG issues present operational, regulatory, reputational, financial, legal, and other risks, any of which could have a material adverse impact on our business, including on our reputation and stock price.
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
Our current and potential future operations and sales subject us to laws and regulations addressing privacy and the collection, use, storage, disclosure, transfer and protection of a variety of types of data. For example, the European Commission has adopted the General Data Protection Regulation and California recently enacted the California Consumer Privacy Act of 2018, both of which provide for potentially material penalties for non-compliance. These regimes, among other things, impose data security requirements, disclosure requirements, and restrictions on data collection, uses, and sharing that may impact our operations and the development of our business. While, generally, we do not have access to, collect, store, process, or share information collected by our customers using our products unless our customers choose to proactively provide such information to us. Our products may evolve to address potential customer requirements or to add new features and functionality. Therefore, the full impact of these privacy regimes on our business is rapidly evolving across jurisdictions and remains uncertain at this time.
We and our third party vendors and suppliers have been and may in the future be affected by cyber-attacks and other means of gaining unauthorized access to our products, systems, and data. For instance, cyber criminals or insiders may target us or third parties with which we have business relationships to obtain data, or in a manner that disrupts our operations or compromises our products or the systems into which our products are integrated.
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
We have filed for patents and trademarks in the United States and in certain international jurisdictions, but such protections may not be available, and we may not have applied for protections in all countries in which we operate or sell our products. Though we may have obtained intellectual property and related proprietary rights in various jurisdictions, it may prove difficult to enforce our intellectual property rights in practice. Discovering and protecting against unauthorized use of our intellectual property, products and other proprietary rights is expensive and difficult, particularly internationally. We believe that our patents are foundational in the area of lidar products, and intend to enforce our intellectual property rights. Competitors and other unauthorized parties may attempt to copy or reverse engineer our lidar technology and other aspects of our solutions that we consider proprietary. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to prevent unauthorized parties from copying or reverse engineering our products, to determine the validity and scope of the proprietary rights of others or to block the importation of infringing products into the United States or other markets. Failure to adequately protect our intellectual property rights could result in our competitors offering infringing products, potentially resulting in the loss of some of our competitive advantage, market share and a decrease in our revenue, which would adversely affect our business, operating results, financial condition and prospects.
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
We have determined to classify the private placement warrants assumed from CLA as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. Due to the recurring fair value measurement, we recognize non-cash gains or losses on the private placement warrants each reporting period and the amount of such gains or losses has been material and could continue to be material in the future. Our accounting treatment of the private placement warrants and public warrants is based on its current interpretation of the SEC Statement and other guidance and may change in light of any further interpretive guidance, as may be applicable.
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

•Enhancing entity level controls (ELCs) including increasing Board and Audit Committee oversight, expanding senior management review of financial and business performance, creating an internal audit function and charter, and providing code of conduct and compliance training to company employees.
•Strengthening IT governance and designing IT general controls including restricted user access to our internal systems for financial reporting, and IT change management
•Designing and implementing additional controls for financial close and reporting including review of accounting policies, Journal entry review controls, Review of significant or non-routine transactions, period end close procedures, financial statement preparation, review, and reporting, and controls within various business processes as they relate to financial reporting. This included design and implementation of controls around classification of balances in our financial statements and strengthening processes for management oversight over financial reporting and disclosure controls.
•Conducting Internal control training for personnel responsible for implementing internal controls for the Company.
While we continue to undertake efforts to remediate these material weaknesses, the material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. At this time, we cannot predict the success of such efforts or the outcome of our assessment of the remediation efforts. We can give no assurance that our efforts will remediate these material weaknesses in our internal control over financial reporting, or that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock. Additionally, ineffective internal control could expose us to an increased risk of financial reporting fraud and the misappropriation of assets and subject us to potential delisting from the stock exchange on which we list or to other regulatory investigations and civil or criminal sanctions.
As a public company, we are required pursuant to Section 404(a) of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each future annual report on Form 10-K to be filed with the SEC. This assessment includes disclosure of any material weaknesses identified by our management in internal control over financial reporting. In the future, to the extent we’re considered an accelerated or large accelerated filer, our independent registered public accounting firm will also be required to attest to the effectiveness of our internal control over financial reporting in each annual report on Form 10-K to be filed with the SEC pursuant to Section 404(b) of the Sarbanes-Oxley Act. We are also required to disclose material changes made in our internal control over financial reporting on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the stock exchange on which our securities are listed or other regulatory authorities, which would require additional financial and management resources. Compliance with Section 404 requires that we incur substantial costs and expend significant management efforts.
There can be no assurance that we will be able to comply with the continued listing standards of the New York Stock Exchange (“NYSE”).
If we fail to satisfy the continued listing requirements of NYSE, such as the corporate governance requirements or the minimum share price requirement, NYSE may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of the securities and would impair stockholders’ ability to trade in the Company’s securities. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the NYSE minimum share price requirement or prevent future non-compliance with NYSE’s listing requirements. Additionally, if our securities are not listed on, or become delisted from the NYSE, for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on the NYSE or another national securities exchange. If our securities become illiquid, stockholders may be unable to trade their securities unless a market can be established or sustained, and similarly if investors are precluded from trading their securities, it could have adverse consequences on our ability to raise more capital.
By resolution approved by our stockholders at the special meeting of stockholders held on January 26, 2023, our Board of Directors has the authority, in its sole discretion, to effect a reverse stock split of our common stock at a non-decimal ratio between one-for-five and one-for-ten as selected by the Board of Directors. The Board of Directors may decide, in its sole discretion, whether to effect such a reverse stock split without further approval or action by stockholders. Further, there can be no assurance that after a reverse stock split, we would continue to meet the minimum listing requirements of NYSE.

General Risk Factors
Our business, results of operations and financial condition have been and could continue to be adversely affected by the COVID-19 pandemic. Other pandemics or public health crises may have similar impacts in the future.
The COVID-19 pandemic continues to evolve, with pockets of resurgence and the emergence of variant strains contributing to continued uncertainty about its scope, duration, severity, trajectory, and lasting impact. The effects of the COVID-19 pandemic on our business and our financial condition have included and may in the future include, among others: the reduced pace of manufacturing ramp up due to employees’ inability to travel to our manufacturing facility in Thailand; disruptions to the operations of certain of our suppliers; supply chain disruptions; and increased compensation related costs resulting from overtime pay and additional personnel in San Francisco to create separate manufacturing teams that rotate every other week in our facility to avoid any possible transmission of COVID-19 between teams. The duration of the ongoing COVID-19 pandemic and the associated business interruptions may affect our sales, supply chain or the manufacture and/or distribution of products, which could result in a material adverse effect on our financial condition. The COVID-19 pandemic may also intensify or exacerbate other risks described in this section. Other pandemics or public health crises may have similar impacts in the future.
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
We and our third-party vendors and suppliers have experienced and expect to continue to experience actual and attempted cyber-attacks of our IT networks, such as through security incidents, attacks by hackers, acts of vandalism, malware, social engineering, denial or degradation of service attacks, computer viruses, software bugs or vulnerabilities, supply chain attacks, phishing attacks, ransomware attacks, misplaced or lost data, human errors, malicious insiders or other similar events. Although none of these actual or attempted cyber-attacks has had a material adverse impact on our operations or financial condition, we cannot guarantee that any such incidents will not have such an impact in the future. For example, we are at risk for interruptions, outages and breaches of: operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; facility security systems, owned by us or our third-party vendors or suppliers; in-product technology owned by us or our third-party vendors or suppliers; the integrated software in our lidar solutions; or customer or driver data that we process or our third-party vendors or suppliers process on our behalf. Such cyber incidents could materially disrupt operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees, suppliers, drivers or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in our lidar solutions. A cyber incident could be caused by disasters, insiders (through inadvertence or with malicious intent) or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, trickery or other forms of deception. The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time. Although we maintain information technology measures designed to protect us against intellectual property theft, data breaches and other cyber incidents, such measures will require updates and improvements, and we cannot guarantee that such measures will be adequate to detect, prevent or mitigate cyber incidents. The implementation, maintenance, segregation and improvement of these systems requires significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving, expanding and updating current systems, including the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or produce, sell, deliver and service our solutions, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We cannot be sure that the systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information or intellectual property could be compromised or misappropriated and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.
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
Risks Related to Ownership of Our Common Stock and Our Warrants
Amazon owns a warrant to purchase a significant portion of our outstanding common stock, and it may in the future be able to influence the Company’s corporate decisions.
Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon.com, Inc. (“Amazon”), holds a warrant (“Amazon Warrant”) to acquire, following customary antidilution adjustments, up to an aggregate of 32,638,980 (18,486,938 of which are currently vested) shares of our common stock at an exercise price of $5.07 per share, representing 8.4% of our outstanding common stock as of March 23, 2023. We assumed the Amazon Warrant as part of the Velodyne Merger. The exercise price and the warrant shares issuable upon exercise of the Amazon Warrant are subject to further antidilution adjustments, including in the event we make certain sales of common stock (or securities exercisable or convertible into or exchangeable for shares of our common stock) at a price less than the exercise price of the Amazon Warrant. If Amazon were to exercise the Amazon Warrant to purchase significant amounts of our common stock, it may be able to exert significant control over us. It also may have interests that differ from other stockholders and may vote or otherwise act in ways with which we or other stockholders disagree or that may be adverse to the interests of our stockholders.
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
We may be subject to securities litigation, class action and derivative lawsuits, which could result in substantial costs and could divert management attention away from other business concerns.
The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Additionally, securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources from other business concerns, which could seriously harm our business. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. For example, on December 1, 2022, December 20, 2022, December 29, 2022, and January 9, 2023, purported stockholders of Velodyne filed the following lawsuits against Velodyne and certain of its directors and officers in the Southern District of New York for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and U.S. Securities and Exchange Commission (“SEC”) Rule 14a-9: O’Dell v. Velodyne, et. al., Carlisle v. Velodyne, et. al., Wheeler v. Velodyne et. al., and Cristino v. Velodyne, et. al. The complaints allege that Velodyne’s disclosures in connection with the merger with Ouster were materially incomplete and misleading. The plaintiff in O’Dell v. Velodyne et. al. voluntarily dismissed his complaint on January 17, 2023 and the plaintiff in Carlisle v. Velodyne, et. al. voluntarily dismissed his complaint on February 21, 2023. Velodyne also received eleven demand letters from stockholders making similar allegations regarding Velodyne’s disclosures relating to the Velodyne Merger. The Company does not believe the allegations in the complaints and demand letters are meritorious, and intends to defend against them vigorously.
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
Holders of our publicly traded warrants will not be permitted to exercise their warrants unless the warrants remain registered or certain exemptions are available.
If the issuance of the common stock upon exercise of our publicly traded warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the common stock included in the units.
If the common stock issuable upon exercise of the publicly traded warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.
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
Holders of our publicly traded warrants may only be able to exercise such warrants on a “cashless basis” under certain circumstances, and if they do so, they will receive fewer shares of common stock from such exercise than if they were to exercise such warrants for cash.
The warrant agreements provide that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the common stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If holder exercises public warrants on a cashless basis, they would pay the warrant exercise price by surrendering the warrants for that number of common stock equal to the quotient obtained by dividing (x) the product of the number of common stock underlying the warrants, multiplied by the excess of the “fair market value” of our common stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, an impacted warrant holder would receive fewer shares of common stock from such exercise than if you were to exercise such warrants for cash.
We may amend the terms of the publicly traded warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of the publicly traded warrants could be increased, the exercise period could be shortened and the number of common stock purchasable upon exercise of a warrant could be decreased, all without warrant holder approval.
Our publicly traded warrants were issued in registered forms under warrant agreements between Continental Stock Transfer & Trust Company, as warrant agent, and us (or formerly, Velodyne). The warrant agreements provide that the terms of the warrants may be amended without the consent of any holder for certain limited administrative provisions, and that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of publicly traded warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of common stock purchasable upon exercise of a warrant.
Our warrant agreements designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with us.
Our warrant agreements for our publicly traded warrants provide that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreements, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreements will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreements, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.
This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us, which may discourage such lawsuits. Alternatively, if a court were to find this provision in our warrant agreements inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
We may redeem unexpired publicly traded warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making such warrants worthless.
We have the ability to redeem the outstanding publicly traded warrants at any time prior to their expiration. For the publicly traded warrants traded under the symbol “OUST.WS”, we may redeem such warrants at a price of $0.01 per warrant, provided that the closing price of our common stock equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrant holders and provided certain other conditions are met. For the publicly traded warrants traded under the symbol “OUST.WTA”, we may redeem such warrants at a price of $0.01 per warrant, provided that the closing price of our common stock equals or exceeds $21.94 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrant holders and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants initially issued by CLA will be redeemable by us so long as they are held by Colonnade Sponsor LLC or its permitted transferees.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in San Francisco, California where we lease properties as follows: (i) 26,125 square feet of office space pursuant to a lease that is scheduled to expire in August 2027 and (ii) 20,032 square feet of office space in a building adjacent to our corporate headquarters, which term is scheduled to expire in August 2027. Other functions of the Company are also performed in San Francisco, California, such as engineering, manufacturing, research and development and administrative functions. We also assumed leases stemming from the Velodyne Merger: (i) approximately 205,000 square feet of office and manufacturing space in San Jose, California and (ii) additional space pursuant to the assumed leases for offices located in Alameda, California; Riisselsheim, Germany; Beijing, China; and Bengaluru, India.

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
On June 14, 2022, Velodyne filed a lawsuit against the Company relating to two patents and requested an International Trade Commission proceeding with respect to the same two patents. On July 8, 2022, the Company filed a complaint against Velodyne, alleging multiple claims including intellectual property misappropriation and false advertising. These matters were dismissed during the three months ended December 31, 2022.
Velodyne Legacy Proceedings
Following the Velodyne Merger, the Company is now indirectly a party to certain legal proceedings to which Velodyne had previously been named as a party.
On December 1, 2022, December 20, 2022, December 29, 2022, and January 9, 2023, purported stockholders of Velodyne filed the following lawsuits against Velodyne and certain of its directors and officers in the Southern District of New York for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and U.S. Securities and Exchange Commission (“SEC”) Rule 14a-9: O’Dell v. Velodyne, et. al., Carlisle v. Velodyne, et. al., Wheeler v. Velodyne et. al., and Cristino v. Velodyne, et. al. The complaints allege that Velodyne’s disclosures in connection with the merger with Ouster were materially incomplete and misleading. The plaintiff in O’Dell v. Velodyne et. al. voluntarily dismissed his complaint on January 17, 2023 and the plaintiff in Carlisle v. Velodyne, et. al. voluntarily dismissed his complaint on February 21, 2023. Velodyne also received eleven demand letters from stockholders making similar allegations regarding Velodyne’s disclosures relating to the Velodyne Merger. The Company does not believe the allegations in the complaints and demand letters are meritorious, and intends to defend against them vigorously.
In September 2016, Quanergy Systems, Inc. (“Quanergy”) pre-emptively filed a complaint against Velodyne seeking a declaratory judgment of non-infringement on one of Velodyne's patents. Velodyne filed a counterclaim alleging patent infringement against Quanergy. On February 4, 2022, Velodyne received a ruling in its favor against Quanergy. On November 23, 2022, Quanergy and Velodyne entered into a settlement agreement (the “Settlement Agreement”) whereby Quanergy agreed to: (i) pay Velodyne $2.75 million pursuant to a two (2) payment schedule; (ii) assign five patents to Velodyne; and (iii) grant Velodyne a non-exclusive, irrevocable, worldwide, royalty-free license under certain licensed patents. Quanergy satisfied the first payment of $0.5 million due and owing to Velodyne under the Settlement Agreement on December 1, 2022. However, on December 13, 2022, Quanergy filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. As a result of the bankruptcy, Quanergy stopped making any further payments under the Settlement Agreement to Velodyne and, as of the date of the bankruptcy, filing Quanergy owe, and continues to owe, $2.25 million to Velodyne under the Settlement Agreement.
On March 1, 2023, Velodyne filed a proof of claim in the Quanergy bankruptcy case. The proof of claim asserts a claim against Quanergy in the minimum amount of $2.25 million, plus costs, interest and any calculable royalty payments. The proof of claim also reserves all of Velodyne’s rights and claims against Quanergy, including all of Velodyne’s rights as a licensee of certain of Quanergy’s licensed patents. On March 6, 2023 Quanergy rejected the Settlement Agreement with Velodyne pursuant to Section 365 of the United States Bankruptcy Code. While Quanergy rejected the Settlement Agreement, the Order Authorizing the Rejection of Executory Contracts entered by the Delaware Bankruptcy Court reserves all rights, claims, causes of action, or rights of election Velodyne has or holds, as a licensee of Quanergy’s licensed patents pursuant to Sections 365(n)(1)(A)-(B), 365(n)(2)(A)-(B), 365(n)(3)(A)-(B), and 365(n)(4)(A)-(B) of the United States Bankruptcy Code. Velodyne intends to continue to utilize and maintain its license rights to the Quanergy licensed patents.
The allowance and ultimate payment of Velodyne’s proof of claim against Quanergy remains uncertain, as the Quanergy bankruptcy is ongoing and it is not known what assets, if any, Quanergy will have to pay allowed claims in the bankruptcy case.
On January 18, 2022, David and Marta Hall filed a lawsuit in the Superior Court of California, County of Alameda, against current and former officers and directors of Velodyne, as well as Jeff Vetter, Velodyne’s outside counsel. The Halls are seeking to recover damages for financial and other injuries they allegedly sustained as a result of the merger between Graf Industrial Corp. (“Graf”) and Velodyne. On May 3, 2022, certain defendants filed motions to compel arbitration and other defendants filed motions to quash service of process for lack of personal jurisdiction. The court conducted a hearing on the motions on July 20, 2022. On August 30, 2022, the court granted the motion to quash service with respect the out of state defendants. On October 3, 2022, the court granted the motion to compel Mr. Hall to arbitrate his claims, and stayed proceedings on Ms. Hall’s claims pending arbitration of Mr. Hall’s claims. On October 20, 2022, David and Marta voluntarily dismissed the action without prejudice. On January 3, 2023, the Halls filed an arbitration demand with the same allegations as the prior lawsuit.
On March 3, 2021, a purported shareholder of Velodyne filed a complaint for a putative class action against Velodyne, Anand Gopalan and Andrew Hamer in the United States District Court, Northern District of California, entitled Moradpour v. Velodyne Lidar, Inc., et al., No. 3:21-cv-01486-SI. The complaint alleged purported violations of the federal securities laws and that, among other things, the defendants made materially false and/or misleading statements and failed to disclose material facts about Velodyne’s business, operations and prospects, including with respect to David Hall’s role with Velodyne and removal as Chairman of Velodyne’s Board of Directors. The complaint alleged that purported class members have suffered losses and sought, among other things, an award of compensatory damages on behalf of a putative class of persons who purchased or otherwise acquired Velodyne’s securities between November 9, 2020 and February 19, 2021. On March 12, 2021, a putative class action entitled Reese v. Velodyne Lidar, Inc., et al., No. 3:21-cv-01736-VC, was filed against Velodyne, Mr. Gopalan and Mr. Hamer in the United States District Court for the Northern District of California, based on allegations similar to those in the earlier class action and seeking recovery on behalf of the same putative class. On March 19, 2021, another putative class action entitled Nick v. Velodyne Lidar, Inc., et al., No. 4:21-cv-01950-JST, was filed in the United States District Court for the Northern District of California, against Velodyne, Mr. Gopalan, Mr. Hamer, two current or former directors, and three other entities. The complaint was based on allegations similar to those in the earlier class actions and sought, among other things, an award of compensatory damages on behalf of a putative class of persons who purchased or otherwise acquired Velodyne’s securities between July 2, 2020 and March 17, 2021. The class actions have been consolidated, lead plaintiffs have been appointed and an amended consolidated complaint was filed on September 1, 2021, based on allegations similar to those in the earlier class actions. Velodyne filed a motion to dismiss the amended and consolidated complaint on November 1, 2021. The plaintiffs filed a first amended complaint on February 11, 2022. Velodyne filed a motion to dismiss on March 4, 2022. On July 1, 2022, the court denied the motion to dismiss as it relates to the claims related to David Hall’s role with Velodyne, but granted the motion to dismiss as to all other claims. The Company intends to defend the actions vigorously.
On March 12, 2021, a putative shareholder derivative lawsuit entitled D’Arcy v. Gopalan, et al., No. 1:21-cv-00369-MN, was filed in the United States District Court for the District of Delaware against current and former directors and/or officers Anand Gopalan, Andrew Hamer, David S. Hall, Marta Thoma Hall, Joseph B. Culkin, Michael E. Dee, James A. Graf, Barbara Samardzich, and Christopher A. Thomas, and names Velodyne as a nominal defendant. The complaint asserted claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets against all of the individual defendants, and asserted a contribution claim under the federal securities laws against Mr. Gopalan and Mr. Hamer. On March 16, 2021, a second shareholder derivative lawsuit entitled Kondner, et al. v. Culkin, et al., No. 1:21-cv-00391-MN, was filed in the United States District Court for the District of Delaware against most of the same defendants named in the earlier derivative complaint, and asserted claims against the individual defendants for alleged breaches of fiduciary duty and waste of corporate assets. Both derivative actions are based on allegations similar to those in the class actions discussed above, and have now been consolidated. On January 3, 2022, the plaintiffs filed an amended complaint. The litigation is still ongoing.
From time to time, we have been and may again become involved in legal proceedings arising in the ordinary course of our business. Other than the foregoing, we are not presently a party to any litigation or legal proceedings that we believe to be material and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results, financial condition or cash flows. See Note 10. Commitments and Contingencies included in the notes to our audited financial statements included elsewhere in the Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock and warrants are traded on the NYSE under the symbols “OUST” and “OUST-WS”, and on the NYSE American under the symbol “OUST WTA”.
Holders
As of March 23, 2023, there were 418 registered holders of record of our common stock. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
None.
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
On December 21, 2020, Ouster Technologies, Inc. (“OTI,”) entered into an Agreement and Plan of Merger (the “Colonnade Merger Agreement”) with Colonnade Acquisition Corp., a Cayman Islands exempted company (“CLA”), and Beam Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and subsidiary of CLA. OTI’s and CLA’s board of directors unanimously approved OTI’s entry into the Colonnade Merger Agreement, and on March 11, 2021, the transactions contemplated by the Colonnade Merger Agreement were consummated (all such transactions, the “Business Combination”), as further described below. Pursuant to the terms of the Colonnade Merger Agreement, (i) CLA domesticated as a corporation incorporated under the laws of the State of Delaware (the “Domestication”) and changed its name to “Ouster, Inc.” (with CLA after such domestication and the other transactions pursuant to the Colonnade Merger Agreement being referred to as the “Company”) and (ii) Merger Sub merged with and into OTI (the “Colonnade Merger”), with OTI surviving the Colonnade Merger.
Unless the context otherwise requires, references in this subsection to “we,” “our,” “Ouster” and “the Company” refer to the business and operations of OTI (formerly known as Ouster, Inc.) and its consolidated subsidiaries prior to the Colonnade Merger and to Ouster, Inc. (formerly known as Colonnade Acquisition Corp.) and its consolidated subsidiaries following the consummation of the Colonnade Merger.

Overview
We founded Ouster in 2015 with the invention of our high-performance digital lidar. To continue to grow our business in the coming years, we have expanded and plan to continue to expand our sales and marketing efforts and our software development capabilities, and to accelerate sensor development efforts. We are headquartered in San Francisco, CA.
We are a leading global provider of high-resolution digital lidar sensors that offer advanced 3D vision to machinery, vehicles, robots, and fixed infrastructure assets, which allows each to understand and visualize the surrounding world and ultimately enabling safe operation and autonomy. We design and manufacture digital lidar sensors that we believe are one of the highest-performing, lowest-cost lidar solutions available today across each of our four target markets: industrial automation; smart infrastructure; robotics; and automotive.
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
Merger with Velodyne Lidar, Inc.
On November 4, 2022, we entered into an Agreement and Plan of Merger (the “Velodyne Merger Agreement”) with Velodyne Lidar, Inc., a Delaware corporation (“Velodyne”), Oban Merger Sub, Inc., a Delaware corporation and one of our direct, wholly owned subsidiaries (“Velodyne Merger Sub I”) and Oban Merger Sub II LLC, a Delaware limited liability company and one of our direct, wholly owned subsidiaries (“Velodyne Merger Sub II”).
On February 10, 2023, we completed our merger of equals with Velodyne pursuant to the terms of the Agreement and Plan of Merger with Velodyne, Merger Sub I and Merger Sub II (the “Velodyne Merger”). In connection with the closing of the Velodyne Merger, we and Velodyne now operate as a single combined company. We believe the Velodyne Mergers will enhance our robust suite of product offerings; grow our diverse customer base; increase operational efficiencies; further develop our innovative product roadmap in anticipation for the future needs of the market; reduce our production costs; improve our path to profitability; and strengthen our future financial position.
Amazon Warrant
Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon.com, Inc. (“Amazon”), holds a warrant (“Amazon Warrant”) to acquire, following customary antidilution adjustments, up to an aggregate of 32,638,980 shares of our common stock at an exercise price of $5.07 per share. We assumed the Amazon Warrant as part of the Velodyne Merger. The exercise price and the warrant shares issuable upon exercise of the Amazon Warrant are subject to further antidilution adjustments, including in the event we make certain sales of common stock (or securities exercisable or convertible into or exchangeable for shares of our common stock) at a price less than the exercise price of the Amazon Warrant. The Amazon Warrant is subject to vesting; 50% of the unvested Amazon Warrant vested as a result of the Velodyne Merger and the remainder will vest over time based on payments by Amazon or its affiliates to us in connection with Amazon’s purchase of goods and services from us.

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
Factors Affecting Our Performance
Supply Chain Continuity. Beginning in 2021, a surge in demand for electronics containing semiconductor chips and stockpiling of chips by certain companies created disruptions in the supply chain, which continue to persist and have resulted in a global chip shortage impacting our industry. Some chip manufacturers continue to estimate that this supply shortage may continue through the end of 2023. These chip manufacturers are working to increase capacity in the future, and we are managing our inventory and working closely with our regular suppliers and customers to minimize the potential impacts of any supply shortages including by securing additional inventory. While we do not expect the shortage to have a material near-term impact on our ability to meet existing demand for our current products, the shortage adversely impacted our gross margins for the years ended December 31, 2022 and 2021. We anticipate fluctuation in our cost of goods sold over the next 12-15 months as a result of ongoing supply chain constraints. These constraints have caused and may in the future cause us to implement certain temporary price surcharges. If our mitigating efforts are not successful or the shortage continues or worsens in ways we did not anticipate, our ability to supply or improve our current products as well as our development and rollout of future products could also be adversely affected.
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

Average Selling Prices (“ASPs”), Product Costs and Margins. Our product costs and gross margins depend largely on the volumes of sensors sold and the number and variety of solutions we provide to our customers. We expect that our selling prices will vary by target end market and application due to market-specific supply and demand dynamics. We expect to continue to experience some downward pressure on margins from signing anticipated large multi-year agreements in the near term with multi-year negotiated pricing, as well as the supply chain constraints discussed above. We expect that these customer-specific selling price fluctuations combined with our volume-driven product costs may drive fluctuations in revenue and gross margins on a quarterly basis. However, notwithstanding any short-term price surcharges on our products, we expect that over time our volume-driven product costs will lead to gross margin improvement as our sales volume increases.
Competition. Lidar is an emerging market, and there are many competitors for the growing market. This has created downward pressure on our ASPs, particularly in the Asia and Pacific region. We expect this pressure to continue to push our ASPs lower in the coming years. However, we believe that because of our complementary metal-oxide-semiconductor, (“CMOS”), digital lidar technology, we are well-positioned to scale more rapidly than our competitors and leverage our scale to deliver positive gross margins.
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
Most of our customers are innovators and early technology adopters incorporating our products into their solutions. Currently, our product revenue consists of both customers ordering small volumes of our products that are in an evaluation phase and customers that order larger volumes of our products and have more predictable long-term production schedules. However, we are still at the very beginning of the lidar adoption curve, and some customers are still learning their ramp rates which can impact the timing of purchase orders quarter to quarter. As we grow our business we expect to improve predictability into our customers’ needs and timelines, and expect the timing of orders will have a less notable impact on our quarterly results. Over the coming years, as more of our customers move into their respective production phases, we expect the majority of our product revenue to shift to larger volume orders based on predictable production schedules. We also expect a significant amount of our revenue to come from international customers, and anticipate that our sales from regions outside of the Americas will continue to grow over the long-term.
Cost of Revenue
Cost of revenue consists of the manufacturing cost of our digital lidar sensors, which primarily consists of sensor components, personnel-related expenses, including salaries, benefits, and stock-based compensation directly associated with our manufacturing organization, and amounts paid to our third-party contract manufacturer and vendors. Our cost of revenue also includes depreciation of manufacturing equipment, an allocated portion of overhead, facility and IT costs, reserves for estimated warranty expenses, excess and obsolete inventory and shipping costs.
Gross Profit and Gross Margin
Our gross profit equals total revenues less our total cost of revenues, and our gross margin is our gross profit expressed as a percentage of total revenue. We experienced negative gross margins from the fourth quarter of 2018 until we turned gross margin positive during 2020 primarily due to increased unit volumes which improved our ability to absorb fixed costs and lowered material costs by increasing our buying power and a shift to outsourced mass production of our sensors to Benchmark, who has leverage for greater volume discounts and lower overhead costs. Subject to quarterly fluctuations and volatility, we expect unit costs to decline as we manufacture higher unit volumes of sensors and a greater portion of our sensors are produced by our contract manufacturer in Thailand.
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
R&D costs are expensed as they are incurred. Our investment in R&D will continue to grow as we invest in new lidar technology and related software. Our absolute amount of R&D expenses will grow over time; however, we expect R&D as a percentage of revenue to decrease over time as our business grows.
Sales and Marketing Expenses
Our business development, customer support and marketing teams are located in offices worldwide. Selling and marketing expenses consist of personnel-related expenses, including salaries, benefits, and stock-based compensation, for all personnel directly involved in business development, customer support, and marketing activities, and marketing expenses including trade shows, advertising, and demonstration equipment. We have experienced additional sales and marketing expenses as a result of our global expansion, and expect sales and marketing spend as a percentage of revenue to decrease over time as our business grows.

General and Administrative Expenses
General and administrative expenses consist of personnel-related expenses, including salaries, benefits, and stock-based compensation, of our executives and members of the board of directors, finance, human resource, IT, and legal departments as well as fees related to legal fees, patent prosecution, accounting, finance and professional services as well as insurance and bank fees. Our absolute amount of general and administrative expenses will grow over time; however, we expect the general and administrative spend as a percentage of revenue to decrease over time as our business grows. We have experienced and may in the near term experience additional increases in general and administrative expenses related to legal, accounting, finance and professional services costs associated with the Velodyne Merger, hiring more personnel and consultants to support our growing international expansion and compliance with the applicable provisions of the Sarbanes-Oxley Act (“SOX”) and other SEC rules and regulations as a result of being a public company.
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
Results of Operations:
For a discussion of the Company’s results of operations and liquidity and capital resources for the year ended December 31, 2020, including a year-to-year comparison between the year ended December 31, 2021 to the year ended December 31, 2020, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.

The following table summarizes key components of our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(dollars in thousands)
Revenue	$41,029	$33,578
Cost of revenue(1)	30,099	24,492
Gross profit	10,930	9,086
Operating expenses(1):
Research and development	64,317	34,579
Sales and marketing	30,833	22,258
General and administrative	61,203	51,959
Total operating expenses	156,353	108,796
Loss from operations	(145,423)	(99,710)
Other (expense) income:
Interest income	2,208	471
Interest expense	(2,694)	(504)
Other income, net	7,654	2,968
Total other income, net	7,168	2,935
Loss before income taxes	(138,255)	(96,775)
Provision (benefit from) for income tax expense	305	(2,794)
Net loss	$(138,560)	$(93,981)
The following table sets forth the components of our consolidated statements of operations and comprehensive loss data as a percentage of revenue for the periods presented:

	Year Ended December 31,
	2022	2021
	(% of total revenue)
Revenue	100%	100%
Cost of revenue(1)	73	73
Gross profit	27	27
Operating expenses(1):
Research and development	157	103
Sales and marketing	75	66
General and administrative	149	155
Total operating expenses	381	324
Loss from operations	(354)	(297)
Other (expense) income:
Interest income	5	1
Interest expense	(7)	(2)
Other income, net	19	9
Total other income, net	17	8
Loss before income taxes	(337)	(289)
Provision (benefit from) for income tax expense	1	(8)
Net loss	(338)%	(281)%

(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2022	2021
	(dollars in thousands)
Cost of revenue	$783	$637
Research and development	14,611	7,240
Sales and marketing	7,065	3,823
General and administrative	10,862	13,663
Total stock-based compensation	$33,321	$25,363
Comparison of the years ended December 31, 2022 and 2021
Revenue

	Year Ended December 31,		2022 - 2021 Change
	2022	2021	$	%
	(dollars in thousands)
Revenue by geographic location:
Americas	$15,977	$15,656	$321	2%
Asia and Pacific	9,510	7,334	2,176	30
Europe, Middle East and Africa	15,542	10,588	4,954	47
Total	$41,029	$33,578	$7,451	22%
Revenue
Revenue increased by $7.5 million, or 22%, to $41.0 million for the year ended December 31, 2022 from $33.6 million for the prior year. The increase in product revenue was driven by an increase in volume of 34%, which we attribute primarily to the expansion of our sales team and the increase of high volume, long-term deals as some of our customers begin to move into the production stage. Our average selling price declined by 9%.
Geographic Locations
The Americas revenue remained relatively flat compared to prior year. Revenue increase in Asia and Pacific, Europe, Middle East and Africa regions was primarily attributable to our continued focus and investment in our global sales team and an increase in the demand of our products in the year ended December 31, 2022.
Cost of Revenue and Gross Margin

	Year Ended December 31,		2022 - 2021 Change
	2022	2021	$	%
	(dollars in thousands)
Cost of revenue	$30,099	$24,492	$5,607	23%
Cost of revenue and Gross Margin
Cost of revenue increased by $5.6 million, or 23%, to $30.1 million for the year ended December 31, 2022 from $24.5 million for the prior year. The increase in cost of revenue was primarily attributable to increase related to volume of units shipped.
Gross margin was flat at 27% for the year ended December 31, 2022 as the result of 8% decrease in cost per unit offset by the 9% decrease in average selling prices.

Operating Expenses

	Year Ended December 31,		2022 - 2021 Change
	2022	2021	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$64,317	$34,579	$29,738	86%
Sales and marketing	30,833	22,258	8,575	39
General and administrative	61,203	51,959	9,244	18
Total operating expenses:	$156,353	$108,796	$47,557	44%
Research and Development
Research and development expenses increased by $29.7 million, or 86%, to $64.3 million for the year ended December 31, 2022 from $34.6 million in the prior year. The increase was primarily attributable to the $11.6 million increase in payroll-related expenses, $6.7 million increase in stock-based compensation expense, $6.5 million increase in contractor, prototype, and equipment costs related to product development, $2.6 million increase in depreciation and amortization expense mainly due to acquired developed technology amortization, and $2.3 million in other materials and supplies, facilities, professional fees and other miscellaneous costs attributable to research and development functions. The increase in employee-related expenses was mainly due to the higher headcount associated with the Sense Photonics, Inc. acquisition.
Sales and Marketing
Sales and marketing expenses increased by $8.6 million, or 39%, to $30.8 million for the year ended December 31, 2022 from $22.3 million in the prior year. The increase was primarily attributable to the $5.3 million increase in payroll and personnel-related costs and the $3.2 million increase in stock-based compensation expense driven by the addition of sales personnel globally.
General and Administrative
General and administrative expenses increased by $9.2 million, or 18%, to $61.2 million for the year ended December 31, 2022 from $52.0 million in the prior year. The change was primarily attributable to the $2.6 million increase in litigation costs, $2.5 million increase in payroll and personnel-related costs, $2.3 million increase in professional services fees primarily related to Velodyne Merger, $2.2 million increase in office, facility and other expenses, $1.3 million increase in depreciation and amortization expenses and $1.1 million increase in insurance premiums, partially offset by a decrease of $2.8 million in stock-based compensation expenses.
Interest Income, Interest Expense and Other Income (Expense), Net

	Year Ended December 31,		2022 - 2021 Change
	2022	2021	$	%
	(dollars in thousands)
Interest income	$2,208	$471	$1,737	369%
Interest expense	(2,694)	(504)	(2,190)	435
Other income, net	7,654	2,968	4,686	158
Interest income was $2.2 million for the year ended December 31, 2022 compared to $0.5 million for the prior year. The increase in interest income was primarily attributable to higher interest rates on excess cash and cash equivalent balances.
Interest expense was $2.7 million for the year ended December 31, 2022 compared to $0.5 million for the prior year. We recorded interest expense on our debt and amortization of debt issuance costs and discount in the year ended December 31, 2022 relating to multiple term loan borrowings and amortization of debt issuance costs and discount under our Loan and Security Agreement with Hercules Capital, Inc., dated April 29, 2022 (as amended, the “Term Loan Facility”). Interest expense recorded in the year ended December 31, 2021 primarily consisted of interest and amortization of debt issuance cost and discount on the loan and security agreement with Runway Growth Credit and Fund Inc., which was terminated on March 26, 2021.
Other income (expense), net was $7.7 million for the year ended December 31, 2022 compared to $3.0 million for the prior year. During the year ended December 31, 2022, we recorded a gain of $7.4 million for the fair value change of private placement warrant liability. During the year ended December 31, 2021, we recorded a gain of $11.8 million for the fair value change of warrant liability and a loss of $8.8 million for the fair value change of redeemable convertible preferred stock warrant liability.
Income Taxes

	Year Ended December 31,		2022 - 2021 Change
	2022	2021	$	%
	(dollars in thousands)
Loss before income taxes	$(138,255)	$(96,775)	$(41,480)	43%
Provision (benefit from) for income tax expense	305	(2,794)	3,099	(111)
Effective tax rate	(0.22)%	2.89%
Our effective tax rate was (0.22)% for the year ended December 31, 2022 compared to our effective tax benefit of 2.89% for the prior year. Our tax expense changed by $3.1 million during the year ended December 31, 2022, compared to prior year, primarily due to the release of the valuation allowance as a result of recording a deferred tax liability from an acquisition during the year ended December 31, 2021.
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
On April 29, 2022, we entered into an open market sale agreement with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. (the “ATM Agreement”), pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $150.0 million under an “at the market” offering program. Subject to the terms and conditions of the agreement, we may sell the shares in amounts and at times to be determined by us but we are under no obligation to sell any of the shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common stock, capital needs and determinations by us of the appropriate sources of funding. During the year ended December 31, 2022, we sold 7,833,709 shares of common stock for net proceeds of $15.8 million under the ATM Agreement. We currently intend to use the net proceeds from the sale of shares pursuant to the ATM Agreement for working capital and general corporate purposes.
On April 29, 2022, we entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”). For additional information, see “Debt Arrangements” below.
As of December 31, 2022 we had an accumulated deficit of $441.9 million and cash and cash equivalents of $122.9 million. We manage our cash and cash equivalents with financial institutions that we believe have high credit quality and, at times, such amounts exceed federally insured limits. The failure of any bank with which we maintain a commercial relationship could cause us to lose our deposits in excess of the federally insured or protected amounts. We have experienced recurring losses from operations, and negative cash flows from operations, and we expect to continue operating at a loss and to have negative cash flows from operations for the foreseeable future. Because we are in the growth stage of our business and operate in an emerging field of technology, we expect to continue to invest in research and development and expand our sales and marketing teams worldwide. We may require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, the widespread COVID-19 pandemic and current macroeconomic conditions, including elevated inflation rates and high interest rates, have resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.
Debt Arrangements
As described above, on April 29, 2022, we entered into the Loan Agreement with Hercules, which provided us with a term loan facility of up to $50.0 million, subject to terms and conditions (the “Term Loan Facility”). As of December 31, 2022, $40.0 million has been drawn to date under the Loan Agreement, and can be used for general working capital purposes subject to certain terms and conditions. As of December 31, 2022, we did not achieve certain conditions relating to the achievement of trailing twelve month revenue and profit milestones therefore an additional $10.0 million under the Term Loan Facility is no longer available to us.
In contemplation of entry into the Velodyne Merger Agreement, on November 1, 2022, we entered into a Consent and Second Amendment to Loan and Security Agreement (the “Second Amendment”), amending the Loan Agreement. Pursuant to the terms of the Second Amendment, the financial covenant requiring us to achieve certain trailing twelve month revenue thresholds commencing with the quarter ending June 30, 2023 was eliminated and replaced, contingent upon and effective as of the closing of the Velodyne Merger, with a minimum liquidity financial covenant whereby we must maintain at least $60 million of cash in deposit accounts that are subject to an account control agreement in favor of Hercules.
On February 10, 2023, we entered into the Third Amendment to Loan and Security Agreement (the “Third Amendment”), which amends certain provisions of the Loan Agreement, to (i) increase the existing debt baskets for (a) purchase money debt and capital leases, and (b) letter of credit obligations; (ii) provide for increased flexibility to maintain cash in non-US accounts; and (iii) provide for increased flexibility to relocate certain equipment.
For additional information regarding the terms of the Loan Agreement, see Note 7. Debt and Note 18. Subsequent Events to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the consolidated balance sheet as of December 31, 2022, while others are considered future commitments. Our contractual obligations primarily consist of non-cancelable purchase commitments with various parties to purchase goods or services, primarily inventory, entered into in the normal course of business and operating leases. For information regarding our other contractual obligations, refer to Note 9. Leases and Note 10. Commitments and Contingencies.
Cash Flow Summary

	For the Years ended December 31,
	2022	2021
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$(110,690)	$(71,061)
Investing activities	(5,147)	(15,229)
Financing activities	55,602	258,304
Operating Activities
During the year ended December 31, 2022, operating activities used $110.7 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $138.6 million, impacted by our non-cash charges of $41.4 million primarily consisting of depreciation and amortization of  $9.5 million, stock-based compensation of $33.3 million, change in right-of-use asset of $2.7 million, interest expense and amortization of debt issuance costs and debt discount of $1.0 million, a $7.4 million change in fair value of warrant liabilities, inventory write down of $1.6 million allowance for expected credit losses of $0.3 million and loss from disposal of property and equipment of $0.4 million. The cash used in changes in our operating assets and liabilities of $13.5 million was primarily due to an increase in accounts receivable of

$0.9 million, an increase in inventories of $13.7 million, an increase in prepaid expenses and other assets of $3.1 million, an increase in accounts payable of $4.2 million, an increase in accrued and other liabilities of $3.2 million and a decrease in operating lease liability of $3.2 million.
During the year ended December 31, 2021, operating activities used $71.1 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $94.0 million, impacted by our non-cash charges of $29.1 million primarily consisting of depreciation and amortization of  $5.5 million, stock-based compensation of $25.4 million, change in deferred income taxes of $2.5 million, change in right-of-use asset of $2.2 million, amortization of debt issuance costs and debt discount of $0.3 million, $2.9 million change in fair value of warrant liabilities, inventory write down of $0.8 million and allowance for expected credit losses of $0.4 million. The cash used in changes in our operating assets and liabilities of $6.1 million was primarily due to an increase in accounts receivable of $8.0 million, an increase in inventories of $3.4 million, a decrease in prepaid expenses and other assets of $0.4 million, a decrease in accounts payable of $2.4 million, an increase in accrued and other liabilities of $9.1 million and a decrease of operating lease liability of $1.7 million.
Investing Activities
During the year ended December 31, 2022, cash used in investing activities was $5.1 million, which was primarily related to purchases of property, plant and equipment of $5.4 million, partially offset by sales of property and equipment of $0.3 million.
During the year ended December 31, 2021, cash used in investing activities was $15.2 million, which was primarily related to cash used for our acquisition of Sense, net of cash acquired, of $10.9 million and purchases of property, plant and equipment of $4.3 million.
Financing Activities
During the year ended December 31, 2022, cash provided by financing activities was $55.6 million, consisting primarily of $39.1 million of proceeds from borrowings, net of debt discount and issuance costs, $16.3 million of proceeds from the issuance of common stock under the ATM Agreement, net of commissions and fees, proceeds from exercise of stock options of $0.5 million and proceeds from ESPP purchase of $0.4 million.
During the year ended December 31, 2021, cash provided by financing activities was $258.3 million, consisting primarily of net proceeds from the Colonnade Merger and PIPE Investment of $264.8 million, and proceeds from exercise of stock options of $0.5 million, partially offset by repayment of debt of $7.0 million.
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
Goodwill
The recoverability of goodwill is evaluated annually or whenever events or changes in circumstances indicate that the fair value of the reporting unit is less than its carrying amount. The Company’s impairment evaluation of goodwill consists of a qualitative assessment to determine if it is more likely than not that the fair value of its single reporting unit is less than its carrying amount. The Company’s qualitative assessment considers factors including changes in the macroeconomic, industry and market conditions, a sustained share price or market capitalization decrease, and if there is any other specific event. If this qualitative assessment indicates it is more likely than not that the estimated fair value of a reporting unit exceeds its carrying value, no further analysis is required and goodwill is not impaired. Otherwise, we compare the estimated fair value of the asset to its carrying amount with an impairment loss recognized for the amount, if any, by which carrying value exceeds estimated fair value.
When the Company performs the quantitative test for goodwill, fair values are determined using a combination of the discounted cash flow approach (“income approach”) and the guideline public company method (“market approach”). This approach requires the use of significant estimates and assumption including forecasted future cash flows, long-term future growth rates and discount rates. Estimating the fair value of reporting unit requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates, foreign currency exchange rates and to a lesser extent, inflation risk. The following analysis provides quantitative information regarding these risks.
Inflation Risk
General inflation in the U.S., Europe and other geographies has risen to levels not experienced in recent decades. General inflation, including rising prices for inputs and rising wages, as well as rising interest rates negatively impact our business by increasing our operating costs. General inflation also negatively impacts our business by decreasing the capital for our customers to deploy to purchase our products. Inflation may cause our customers to reduce or delay orders for our products thereby causing a decrease in sales. Increased instability relating to this higher inflation as well as rising interest rates may enhance volatility in currency exchange rates, limit our suppliers’ and customers’ access to credit and limit our ability to access debt and equity financing. These uncertainties may make it difficult for us and our suppliers and customers to accurately plan future business activities and materially adversely impact our operating results and financial condition. While we adjust our prices to try to offset rising operating costs, we may not be able to fully offset such higher costs or demand may decline. Our inability to offset costs or consequential decline in demand could harm our business, results of operations or financial condition. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations, other than its impact on the general economy. We cannot assure you, however, that our results of operations and financial condition will not be materially impacted by inflation in the future.
Interest Rate Risk
Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. Our exposures to market risk for changes in interest rates relate primarily to our cash and cash equivalents balances and our debt arrangements which bear floating interest rates. A rising interest rate environment will increase the amount of interest paid on our loans. Based upon a sensitivity analysis, a hypothetical 100 basis point increase in interest rates would have increased our interest expense by $0.4 million for the year ended December 31, 2022.
As of December 31, 2022, we had cash and cash equivalents of approximately $122.9 million, out of which $121.1 million consisted of money market funds, which carries a degree of interest rate risk. Based upon a sensitivity analysis, a hypothetical 10% change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Substantially all of our revenue is generated in U.S. dollars. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the U.S. and to a lesser extent in Asia and Europe. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates. No strategy can completely insulate us from risks associated with such fluctuations and our currency exchange rate risk management activities could expose us to substantial losses if such rates move materially differently from our expectations.

Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OUSTER, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Ouster, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ouster, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Interim Goodwill Impairment Assessments
As described in Notes 2 and 5 to the consolidated financial statements, the Company has a single reporting unit and the goodwill balance was $51.2 million as of December 31, 2022. Goodwill is tested by management for impairment at the reporting unit level annually in the fourth quarter, or more frequently when events or changes in circumstances indicate that the asset might be impaired. The quantitative impairment test involves comparing the fair value of the reporting unit to the carrying value. In addition to its annual test, management performed an interim goodwill impairment test as of September 30, 2022, as a result of the decline in market conditions and the impact of market uncertainties that prolonged the sales cycle, and an interim goodwill impairment test as of December 31, 2022 as a result of the continuing market volatility resulting in a decline in the Company’s stock price. Management determined the estimated fair value of the reporting unit exceeded its carrying value and that goodwill was not impaired as of September 30, 2022 and December 31, 2022. The Company’s reporting unit estimated fair value was determined by management based on a discounted future cash flow model (income approach) and a market approach. Management’s estimate of fair value included significant judgments and assumptions relating to an implied control premium and comparable company market transactions.
The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessments is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the implied control premiums and comparable company market transactions; and (iii) the audit effort involved in the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for developing the fair value estimates of the reporting unit; (ii) evaluating the appropriateness of the market approach; (iii) testing the completeness and accuracy of underlying data used in the market approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the implied control premiums and comparable company market transactions. Evaluating management’s significant assumption related to the implied control premiums involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the reporting unit; (ii) the synergies which a market participant could achieve; (iii) the consistency with external market and industry data; and (iv) whether this assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skills and knowledge were used to assist in evaluating (i) the appropriateness of the market approach and (ii) the reasonableness of the implied control premiums and comparable company market transactions significant assumptions.
/s/ PricewaterhouseCoopers LLP
San Jose, California
March 24, 2023
We have served as the Company’s auditor since 2019.

OUSTER, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$122,932	$182,644
Restricted cash, current	257	977
Accounts receivable, net	11,233	10,723
Inventory	19,533	7,448
Prepaid expenses and other current assets	8,543	5,566
Total current assets	162,498	207,358
Property and equipment, net	9,695	10,054
Operating lease, right-of-use assets	12,997	15,156
Goodwill	51,152	51,076
Intangible assets, net	18,165	22,652
Restricted cash, non-current	1,089	1,035
Other non-current assets	541	371
Total assets	$256,137	$307,702
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$8,798	$4,863
Accrued and other current liabilities	17,473	14,173
Operating lease liability, current portion	3,221	3,067
Total current liabilities	29,492	22,103
Operating lease liability, long-term portion	13,400	16,208
Warrant liabilities (At December 31, 2022 and 2021 related party $63 and $2,669, respectively)	180	7,626
Debt	39,574	—
Other non-current liabilities	1,872	1,065
Total liabilities	84,518	47,002
Commitments and contingencies (Note 10)
Redeemable convertible preferred stock, $0.0001 par value per share; 100,000,000 shares authorized at December 31, 2022 and 2021; Nil shares issued and outstanding at December 31, 2022 and 2021, respectively (aggregate liquidation preference of nil at December 31, 2022 and 2021, respectively)	—	—
Stockholders’ equity:
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at December 31, 2022 and 2021; 186,587,986 and 172,200,417 issued and outstanding at December 31, 2022 and 2021, respectively	19	17
Additional paid-in capital	613,665	564,045
Accumulated deficit	(441,916)	(303,356)
Accumulated other comprehensive loss	(149)	(6)
Total stockholders’ equity	171,619	260,700
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$256,137	$307,702
The accompanying notes are an integral part of these consolidated financial statements

OUSTER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue
Product revenue	$41,029	$33,578	$16,886
Service revenue	—	—	2,018
Total revenue	41,029	33,578	18,904
Cost of revenue
Cost of product	30,099	24,492	17,365
Cost of services	—	—	26
Total cost of revenue	30,099	24,492	17,391
Gross profit	10,930	9,086	1,513
Operating expenses:
Research and development	64,317	34,579	23,317
Sales and marketing	30,833	22,258	8,998
General and administrative	61,203	51,959	20,960
Total operating expenses	156,353	108,796	53,275
Loss from operations	(145,423)	(99,710)	(51,762)
Other (expense) income:
Interest income	2,208	471	24
Interest expense	(2,694)	(504)	(2,517)
Other income (expense), net	7,654	2,968	(52,150)
Total other income (expense), net	7,168	2,935	(54,643)
Loss before income taxes	(138,255)	(96,775)	(106,405)
Provision (benefit from) for income tax expense	305	(2,794)	375
Net loss	$(138,560)	$(93,981)	$(106,780)
Other comprehensive loss
Foreign currency translation adjustments	(143)	(6)	—
Total comprehensive loss	$(138,703)	$(93,987)	$(106,780)
Net loss per common share, basic and diluted	$(0.78)	$(0.70)	$(5.98)
Weighted-average shares used to compute basic and diluted net loss per share	177,923,156	133,917,571	17,858,976
The accompanying notes are an integral part of these consolidated financial statements

OUSTER, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in- Capital	Notes receivable from stockholders	Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — January 1, 2020	4,384,348	$40,016	7,902,407	$—	$2,320	$(44)	$(102,595)	$—	$(100,319)
Issuance of common stock upon exercise of stock options	—	—	12,221,363	—	379	—	—	—	379
Issuance of common stock upon exercise of restricted stock awards	—	—	1,617,264	—	6	—	—	—	6
Issuance of redeemable convertible preferred stock	88,434,754	39,225	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock	(4,384,348)	(40,016)	4,384,348	—	40,016	—	—	—	40,016
Conversion of convertible notes to common stock	—	—	7,201,912	—	78,311	—	—	—	78,311
Stock-based compensation expense	—	—	—	—	12,057	—	—	—	12,057
Reclassification of a note receivable from a stockholder	—	—	—	—	—	44	—	—	44
Vesting of early exercised stock options	—	—	—	—	379	—	—	—	379
Net loss	—	—	—	—	—	—	(106,780)	—	(106,780)
Balance — December 31, 2020	88,434,754	39,225	33,327,294	—	133,468	—	(209,375)	—	(75,907)
Issuance of common stock upon exercise of stock options	—	—	2,148,437	—	526	—	—	—	526
Issuance of common stock upon exercise of warrants	—	—	100	—	1	—	—	—	1
Repurchase of common stock	—	—	(406,845)	—	(45)	—	—	—	(45)
Issuance of redeemable convertible preferred stock upon exercise of warrants	4,232,947	58,097	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock	(92,667,701)	(97,322)	92,667,701	12	97,310	—	—	—	97,322
Issuance of common stock upon merger and private offering, net of acquired private placement warrants of $19,377	—	—	34,947,657	4	272,061	—	—	—	272,065
Offering costs in connection with the merger	—	—	—	—	(26,620)	—	—	—	(26,620)
Issuance of common stock in connection with acquisition	—	—	9,163,982	1	60,023	—	—	—	60,024

Issuance of replacement equity awards in connection with acquisition	—	—	—	—	1,081	—	—	—	1,081
Stock-based compensation expense, including vesting of restricted stock units	—	—	458,012	—	25,363	—	—	—	25,363
Cancellation of previously issued awards	—	—	(105,921)	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	877	—	—	—	877
Net loss	—	—	—	—	—	—	(93,981)	—	(93,981)
Other comprehensive loss	—	—	—	—	—	—	—	(6)	(6)
Balance — December 31, 2021	—	—	172,200,417	17	564,045	—	(303,356)	(6)	260,700
Proceeds from at-the-market offering, net of commissions and fees of $505 and issuance costs of $546	—	—	7,833,709	1	15,775	—	—	—	15,776
Issuance of common stock upon exercise of stock options	—	—	2,158,503	—	470	—	—	—	470
Issuance of common stock upon exercise of restricted stock units - net of tax withholding	—	—	4,439,713	1	(59)	—	—	—	(58)
Issuance of common stock to employees under employee stock purchase plan	—	—	322,010	—	378	—	—	—	378
Repurchase of common stock	—	—	(311,236)	—	(45)	—	—	—	(45)
Cancellation of Sense acquisition shares	—	—	(55,130)	—	(358)	—	—	—	(358)
Vesting of early exercised stock options	—	—	—	—	138	—	—	—	138
Stock-based compensation expense	—	—	—	—	33,321	—	—	—	33,321
Net loss	—	—	—	—	—	—	(138,560)	—	(138,560)
Other Comprehensive loss	—	—	—	—	—	—	—	(143)	(143)
Balance — December 31, 2022	—	$—	186,587,986	$19	$613,665	$—	$(441,916)	$(149)	$171,619
The accompanying notes are an integral part of these consolidated financial statements

OUSTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(138,560)	$(93,981)	$(106,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,456	5,477	3,718
Stock-based compensation	33,321	25,363	12,057
Deferred income taxes	—	(2,477)	—
Change in right-of-use asset	2,730	2,180	1,887
Interest expense	799	36	1,030
Amortization of debt issuance costs and debt discount	160	250	258
Change in fair value of warrant liabilities	(7,446)	(2,947)	48,440
Change in fair value of derivative liability	—	—	5,308
Gain on extinguishment of tranche right liability	—	—	(1,610)
Inventory write down	1,600	808	797
Provision for doubtful accounts	346	379	67
Loss from disposal of property and equipment	430	—	—
Changes in operating assets and liabilities:
Accounts receivable	(856)	(8,007)	(1,457)
Inventory	(13,684)	(3,440)	(3,146)
Prepaid expenses and other assets	(3,148)	350	(1,442)
Accounts payable	4,191	(2,442)	144
Accrued and other liabilities	3,196	9,060	(417)
Operating lease liability	(3,225)	(1,670)	(971)
Net cash used in operating activities	(110,690)	(71,061)	(42,117)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property & equipment	275	—	—
Purchases of property and equipment	(5,422)	(4,283)	(3,509)
Acquisition, net of cash acquired	—	(10,946)
Net cash used in investing activities	(5,147)	(15,229)	(3,509)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the merger and private offering	—	291,442	—
Payment of offering costs	—	(26,620)	—
Repayment of debt	—	(7,000)	(3,000)
Proceeds from issuance of promissory notes to related parties	—	5,000	—
Repayment of promissory notes to related parties	—	(5,000)	—
Repurchase of common stock	(45)	(45)	—
Proceeds from exercise of stock options	470	526	1,337
Proceeds from ESPP purchase	378	—	—
Proceeds from exercise of warrants	—	1	—
Proceeds from issuance of redeemable convertible preferred stock, net off issuance cost of 265	—	—	41,526
Proceeds from borrowings, net of debt discount and issuance costs	39,077	—	—
Proceeds from the issuance of common stock under at-the-market offering, net of commissions and fees	16,322	—	—
At-the-market offering costs for the issuance of common stock	(541)	—	—
Taxes paid related to net share settlement of restricted stock units	(59)	—	—
Net cash provided by financing activities	55,602	258,304	39,863
Effect of exchange rates on cash and cash equivalents	(143)	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(60,378)	172,014	(5,763)
Cash, cash equivalents and restricted cash at beginning of year	184,656	12,642	18,405
Cash, cash equivalents and restricted cash at end of year	$124,278	$184,656	$12,642
SUPPLEMENTAL DISCLOSURES OF OPERATING ACTIVITIES:
Cash paid for interest	$1,735	$635	$1,228
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accrued liabilities	$269	$377	$232
Equity issued in connection with acquisition	$—	$61,105	$—
Issuance of redeemable convertible preferred stock upon exercise of warrants	$—	$58,097	$—
Conversion of redeemable convertible preferred stock to common stock	$—	$97,322	$40,016
Right-of-use assets obtained in exchange for operating lease liability	$571	$6,265	$6,409
Unpaid at-the-market offering costs	$5	$—	$—
The accompanying notes are an integral part of these consolidated financial statements

OUSTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Description of Business and Basis of Presentation
Description of Business
Ouster, Inc. was incorporated in the Cayman Islands on June 4, 2020 as “Colonnade Acquisition Corp”. Following the closing of the business combination in March 2021, the Company domesticated as a Delaware corporation and changed its name to “Ouster, Inc.” The Company’s prior operating subsidiary, Ouster Technologies, Inc. (“OTI”), was incorporated in the state of Delaware on June 30, 2015. The Company is a leading provider of high-resolution digital lidar sensors that offer advanced 3D vision to machinery, vehicles, robots, and fixed infrastructure assets, allowing each to understand and visualize the surrounding world and ultimately enabling safe operation and ubiquitous autonomy. Unless the context otherwise requires, references in this subsection to “the Company” refer to the business and operations of OTI (formerly known as Ouster, Inc.) and its consolidated subsidiaries prior to the Colonnade Merger (as defined below) and to Ouster, Inc. (formerly known as Colonnade Acquisition Corp.) and its consolidated subsidiaries following the consummation of the Colonnade Merger.
Colonnade Acquisition Corp. (“CLA”), the Company’s legal predecessor, was originally a blank check company incorporated as a Cayman Islands exempted company on June 4, 2020. CLA was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On March 11, 2021, CLA consummated a merger with the Company (the “Colonnade Merger”) pursuant to an Agreement and Plan of Merger (the “Colonnade Merger Agreement”) dated as of December 21, 2020, details of which are included below.
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
Liquidity
The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has experienced recurring losses from operations, and negative cash flows from operations. As of December 31, 2022, the Company had an accumulated deficit of approximately $441.9 million.
The Company has historically financed its operations primarily through the Colonnade Merger and related transactions, the sale of convertible notes, equity securities, proceeds from debt and, to a lesser extent, cash received from sales. Management expects significant operating losses and negative cash flows from operations to continue for the foreseeable future. The Company expects to continue investing in product development and sales and marketing activities. The long-term continuation of the Company’s business plan is dependent upon the generation of sufficient revenues from its products to offset expenses. In the event that the Company does not generate sufficient cash flows from operations and is unable to obtain funding, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs or ability to continue operations.
The Company has concluded that it has sufficient capital to fund its obligations after closing the Velodyne Merger (as defined below, for additional information, Note 18), as they become due, in the ordinary course of business for at least one year from the date these consolidated financial statements are available for issuance.
Merger Agreement with Velodyne Lidar, Inc.
On November 4, 2022, the Company entered into an Agreement and Plan of Merger (the “Velodyne Merger Agreement”) with Velodyne Lidar, Inc., a Delaware corporation (“Velodyne”), Oban Merger Sub, Inc., a Delaware corporation and one of the Company’s direct, wholly owned subsidiaries (“Velodyne Merger Sub I”) and Oban Merger Sub II LLC, a Delaware limited liability company and one of the Company’s direct, wholly owned subsidiaries (“Velodyne Merger Sub II”).
On February 10, 2023, the Company completed the merger of equals with Velodyne pursuant to the terms of the Agreement and Plan of Merger with Velodyne, Merger Sub I and Merger Sub II (the “Velodyne Merger”). In connection with the closing of the Velodyne Merger, the Company and Velodyne now operate as a single combined company.
Merger Agreement with Colonnade Acquisition Corp. and Beam Merger Sub, Inc.
On December 21, 2020, OTI entered into the Colonnade Merger Agreement with CLA and Beam Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and subsidiary of CLA. OTI’s board of directors unanimously approved OTI’s entry into the Colonnade Merger Agreement, and on March 11, 2021, the transactions contemplated by the Colonnade Merger Agreement were consummated. Pursuant to the terms of the Colonnade Merger Agreement, (i) CLA domesticated as a corporation incorporated under the laws of the State of Delaware and changed its name to “Ouster, Inc.” and (ii) Merger Sub merged with and into OTI (such transactions contemplated by the Colonnade Merger Agreement, the “Colonnade Merger”), with OTI surviving the Colonnade Merger.
As a result of the Colonnade Merger, among other things, (1) each of the then issued and outstanding 5,000,000 CLA Class B ordinary shares, par value $0.0001 per share, of CLA (the “CLA Class B ordinary shares”) converted automatically, on a one-for-one basis, into a CLA Class A ordinary share (as defined below), (2) immediately following the conversion described in clause (1), each of the then issued and outstanding 25,000,000 Class A ordinary shares, par value $0.0001 per share, of CLA (the “CLA Class A ordinary shares”), converted automatically, on a one-for-one basis, into a share of common stock, par value $0.0001 per share, of Ouster (the “Ouster common stock”), (3) each of the then issued and outstanding 10,000,000 redeemable warrants of CLA (the “CLA warrants”) converted automatically into a redeemable warrant to purchase one share of Ouster common stock (the “Public warrants”) pursuant to the Warrant Agreement, dated August 20, 2020 (the “Warrant Agreement”), between CLA and Continental Stock Transfer & Trust Company (“Continental”), as warrant agent, and (4) each of the then issued and outstanding units of CLA that had not been previously separated into the underlying CLA Class A ordinary shares and underlying CLA warrants upon the request of the holder thereof (the “CLA units”), were cancelled and entitled the holder thereof to one share of Ouster common stock and one-half of one Public warrant, and (5) each of the then issued and outstanding 6,000,000 private placement warrants of CLA (the “Private Placement warrants”) converted automatically into a Public warrant pursuant to the Warrant Agreement. No fractional Public warrants were issued upon separation of the CLA units.
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
At the Market Issuance Sales Agreement
On April 29, 2022, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc., pursuant to which the Company may offer and sell, from time to time, through or to the agents, acting as agent or principal, shares of the Company’s common stock having an aggregate offering price of up to $150.0 million under the Company’s Form S-3 registration statement. From the date of the ATM Agreement through December 31, 2022, the Company sold 7,833,709 shares at a weighted-average sales price of $2.08 per share, resulting in cumulative gross proceeds to the Company totaling approximately $16.8 million before deducting offering costs, sales commissions and fees.
Loan and Security Agreement
On April 29, 2022, the Company entered into the Loan and Security Agreement (as amended by the First Amendment to Loan and Security Agreement, dated as of August 5, 2022, the Consent and Second Amendment to Loan and Security Agreement, dated as of November 1, 2022 (the “Second Amendment”), and the Third Amendment to Loan and Security Agreement, dated as of February 10, 2023 (the “Third Amendment”), the “Loan Agreement”) with Hercules Capital, Inc. as administrative agent and collateral agent (“Hercules”). The Loan Agreement provides the Company with a term loan of up to $50.0 million, subject to terms and conditions. The Company borrowed the initial tranche of $20.0 million on April 29, 2022. On October 17, 2022, the Company borrowed an additional $20.0 million.
For additional information, see Note 7. Debt.
Note 2 – Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with US GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. The most significant estimates included in these consolidated financial statements are the useful lives of long-lived assets, revenue recognition, sales return reserve, inventory write downs, the realizability of deferred tax assets, the measurement of stock-based compensation, and the valuation of the Company’s various financial instruments. The complexity of the estimation process and factors relating to assumptions, risks and uncertainties inherent with the use of the estimates affect the amount of revenue and related expenses reported in the Company’s consolidated financial statements. Internal and external factors can affect the Company’s estimates. Actual results could differ from these estimates under different assumptions or conditions.

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
Foreign Currencies
The functional currency of the Company is the U.S. dollar. The functional currency of the Company’s wholly-owned foreign subsidiaries is generally the same as the entity’s local currency. Accordingly, the asset and liability accounts of our foreign operations are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date and equity accounts are translated into U.S. dollars using historical rates. The revenues and expenses are translated using the weighted-average exchange rates in effect during the period, and gains and losses from foreign currency translation adjustments are included as a component of accumulated other comprehensive loss in the consolidated balance sheets. Foreign currency translation adjustments are recorded in other comprehensive loss in the consolidated statements of operations and comprehensive loss.
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency. Foreign currency transaction gains and losses are recorded in other income (expense), net in the consolidated statements of operations and comprehensive loss.
Segment Information
The Company operates as one reportable and operating segment, which relates to the sale and production of lidar sensor kits. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources. The profitability of the Company’s product group is not a determining factor in allocating resources and the CODM does not evaluate profitability below the level of the consolidated company.
Revenue Recognition
In accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when a customer obtains control of promised products or services. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these products or services. To achieve the core principle of this standard, the Company performs the following five steps:
1) Identify the contract with a customer
The Company considers the terms and conditions of revenue contracts and its customary business practices in identifying contracts with its customers. It is determined that a contract with a customer exists when the contract is approved, each party’s rights regarding the product or services to be transferred and the payment terms for the product or services can be identified, it is determined that the customer has the ability and intent to pay and the contract has commercial substance. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer. Accounts receivable are due under normal trade terms, typically three months or less.
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
4) Allocate the transaction price to performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”). In 2022, 2021 and 2020 the Company did not have a material volume of contracts that required the allocation of transaction price to multiple performance obligations.
5) Recognize revenue when or as the Company satisfies a performance obligation
Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised product or service to a customer. Revenue is recognized when control of products or services is transferred to customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those products or services. The Company generates all of its revenue from contracts with customers and applies judgment in identifying and evaluating any terms and conditions in contracts which may impact revenue recognition. Revenue is recognized at a point in time when control of the goods is transferred to the customer, generally occurring upon shipment. Product sales to certain customers may require customer acceptance due to performance acceptance criteria that is considered more than a formality. For these product sales, revenue is recognized upon the expiration of the customer acceptance period. The obligation to provide services is generally satisfied over time, with the customer simultaneously receiving and consuming the benefits as the Company satisfies its performance obligations. For these service projects, the Company bills and recognizes revenue as the services are performed. For these arrangements, control is transferred to the customer as the Company’s inputs incurred to complete the project; therefore, revenue is recognized over the service period with the measure of progress using the input method based on labor costs incurred to total labor cost (cost-to-cost) as the services are provided. Revenue from services that were recognized over time were not material to date.
Costs to obtain a contract
The Company expenses the incremental costs of obtaining a contract when incurred because the amortization period for these costs would be less than one year. These costs primarily relate to sales commissions and are expensed as incurred in sales and marketing expense in the Company’s consolidated statements of operations and comprehensive loss. The incremental cost of obtaining a contract for the years ended December 31, 2022 and 2021 was $2.9 million, $2.2 million and $0.3 million, respectively.
Right of return
The Company’s general terms and conditions for its contracts do not contain a right of return that allows the customer to return products and receive a credit, however it has in practice permitted returns of its sensor kits in limited circumstances. Allowances for sales returns, which reduce revenue, are estimated using historical experience and were immaterial as of December 31, 2022 and 2021. Actual returns in subsequent periods have been consistent with estimated amounts.

Remaining performance obligations
Revenue allocated to remaining performance obligations represents the transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied at the reporting date. The composition of unsatisfied performance obligations consists mainly of the Company’s deferred extended warranty services, and to a lesser extent, deferred product revenue and development and validation services for which the Company has an obligation to perform, and has not yet recognized as revenue in the consolidated financial statements.
The following table presents the breakdown of remaining performance obligations (in thousands):

	December 31,
	2022	2021
Current	$224	$172
Noncurrent	342	47
Total	$566	$219
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
The Company’s redeemable convertible preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2022, 2021 and 2020.
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
Changes in the Company’s allowance for expected credit losses were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$507	$128	$117
Provisions	346	379	67
Uncollectible accounts written off, net of recoveries	—	—	(56)
Ending balance	$853	$507	$128
Inventory
Inventory consists primarily of raw materials, work-in-process, and finished goods and is stated at the lower of cost or estimated net realizable value. Costs are computed under the standard cost method, which approximates actual costs determined on the first-in, first-out basis. The Company charges cost of revenue for write-downs of inventories which are obsolete or in excess of anticipated demand based on purchase commitments, production needed to fulfil the warranty obligations, consideration of product marketability and product development plans, historical revenue and assumptions about future demand and market conditions.
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
Intangible Assets
Intangible assets consist of developed technology, vendor relationship and customer relationships. Acquired intangible assets are initially recorded at the acquisition-date fair value. Intangible assets are amortized on a straight-line basis over their estimated useful lives, generally 3 to 8 years.
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
Warrant Liabilities
Warrant liabilities consist of Private Placement warrants. The Private Placement warrants are not redeemable for cash so long as they are held by the initial purchasers or their permitted transferees but may be redeemable for common stock if certain other conditions are met. If the Private Placement warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement warrants are redeemable by the Company and exercisable by such holders subject to certain conditions, such as the reported closing price of our common stock equaling or exceeding $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending three business days before the Company sends the notice of redemption to the holders of Private Placement warrants. The Company evaluated the Private Placement warrants and concluded that they do not meet the criteria to be classified within stockholders’ equity. The agreement governing the Private Placement warrants includes a provision, the application of which could result in a different settlement value for the Private Placement warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Private Placement warrants are not considered to be “indexed to the Company’s own stock.” This provision precludes the Company from classifying the Private Placement warrants in stockholders’ equity.
As the Private Placement warrants meet the definition of a derivative, the Company recorded these warrants as liabilities on the consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations and comprehensive loss at each reporting date.

Concentrations of credit risk
Financial instruments that potentially subject the Company to credit risk consist primarily of cash, cash equivalents, restricted cash and accounts receivable. Cash, cash equivalents and restricted cash are deposited with federally insured commercial banks in the U.S. and UK, Hong Kong, China and European Union. At times, cash balances in the U.S. may be in excess of federal insurance limits. As of December 31, 2022 and 2021, the Company had cash, cash equivalents and restricted cash with financial institutions in US of $123.5 million and $184.2 million, respectively. As of December 31, 2022 and 2021, the Company also had cash on deposit with financial institutions in countries other than the US of approximately $0.8 million and $0.5 million, respectively, that was not federally insured.
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
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable was as follows:

	December 31,
	2022	2021
Customer A	*	11%
*Customer accounted for less than 10% of total accounts receivable in the period.
There were no customers that accounted for more than 10% of revenue during the years ended December 31, 2022 and 2021. Revenue from customer D accounted for approximately 11% of total revenue during the year ended December 31, 2020.
Concentrations of supplier risk
Purchases from the Company’s suppliers and vendors representing 10% or more of total purchases were as follows:

	Year Ended December 31,
	2022	2021	2020
Supplier B	28%	20%	15%

Supplier B accounted for 39% and 55% of total accounts payable balance as of December 31, 2022 and 2021.

One professional services vendor accounted for approximately 14% of total accounts payable balance as of December 31, 2022. There were no other vendors that accounted for more than 10% of total accounts payable balance as of December 31, 2021.

Stock-based compensation
The Company measures and recognizes stock-based compensation expense for stock-based awards granted to employees, directors, and consultants over the requisite service periods based on the estimated grant date fair value, which for options is using the Black-Scholes-Merton option pricing model using the following variables:
•Common Stock Valuation – The fair value of the shares of common stock underlying the Company’s stock-based awards issued after the Colonnade Merger is based on the grant date closing fair market value of the Company’s common stock. Before closing of the Colonnade Merger, the fair value of the shares of common stock underlying the Company’s stock-based awards was historically determined by management and approved by the board of directors. Because there was no public market for the Company’s common stock, the board of directors determined the fair value of the common stock at the time of grant of the option by considering a number of objective and subjective factors, including contemporaneous valuations performed by an unrelated third-party specialist, valuations of comparable public companies, operating and financial performance, the lack of liquidity of capital stock, and general and industry-specific economic outlook. Valuations performed by the third-party valuation specialist used methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (“AICPA” Accounting and Valuation Guide). In relation to options, the Board intends all options granted to be exercisable at a price per share not less than the per share fair value of the common stock underlying those options on the date of grant.
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
Income taxes
Deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss (NOL) and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Due to its history of operating losses, the Company has recorded a full valuation allowance against its deferred tax assets as of December 31, 2022 and 2021.
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

Recently Issued and Adopted Accounting Pronouncements
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
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends ASC 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. In the fourth quarter of 2022, Ouster adopted the amendments and recognized contract assets acquired and contract liabilities assumed in the mergers in accordance with ASC 606. Ouster has elected to apply the practical expedient under paragraph ASC 805-20-30-29(b) of the adopted amendments and allocated the transaction price based on the standalone selling price of each performance obligation in the contract with a customer for all contracts acquired in the mergers. As of December 31, 2022, the adoption of this new standard had no impact on the Company’s consolidated financial statements and related footnote disclosures.
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
Measurement period adjustments recognized during 2022 related primarily to updated estimated fair values for assumed employer withholding tax liabilities, royalty liability and a net working capital adjustment. A reconciliation of preliminary total consideration as of December 31, 2021, and total final consideration as of December 31, 2022, are presented below (in thousands):

	As Reported	Measurement Period Adjustment	As Adjusted Value
Fair value of common stock issued at closing	$60,024	$(358)	$59,666
Fully vested replacement equity awards	1,081	—	1,081
Cash paid at closing to settle Sense pre-existing debt and transaction costs incurred by Sense	11,703	—	11,703
Total consideration	$72,808	$(358)	$72,450

	As Reported	Measurement Period Adjustment	As Adjusted Value
Assets acquired:
Cash	$689	$—	$689
Restricted cash	69	—	69
Accounts receivable, net	768	—	768
Prepaid expenses and other current assets	463	—	463
Property and equipment, net	626	—	626
Developed technology	15,900	—	15,900
Vendor relationship	6,600	—	6,600
Customer relationships	900	—	900
Goodwill	51,076	76	51,152
Total assets acquired	$77,091	$76	$77,167
Liabilities assumed:
Accounts payable	$(266)	$—	$(266)
Accrued and other current liabilities	(1,540)	(234)	(1,774)
Other non-current liabilities	—	(200)	(200)
Deferred tax liability	(2,477)	—	(2,477)
Total liabilities assumed	$(4,283)	$(434)	$(4,717)
Net Assets acquired	$72,808	$(358)	$72,450
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
The operating results of Sense are included in our consolidated statements of income from the respective dates of acquisition. Sense’s revenue and pretax loss for the period from the acquisition date of October 22, 2021 to December 31, 2021 was not material.
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
Note 4. Fair Value of Financial Instruments
The following table provides information by level for the Company’s assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$121,100	$—	$—	$121,100
Total financial assets	$121,100	$—	$—	$121,100
Liabilities
Warrant liabilities	$—	$—	$180	$180
Total financial liabilities	$—	$—	$180	$180

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$177,513	$—	$—	$177,513
Total financial assets	$177,513	$—	$—	$177,513
Liabilities
Warrant liabilities	$—	$—	$7,626	$7,626
Total financial liabilities	$—	$—	$7,626	$7,626
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

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

	Redeemable Convertible Preferred Stock Warrant Liability	Redeemable Convertible Preferred Stock Tranche Liability	Private Placement Warrant Liability	Derivative liability
Fair value as of January 1, 2020	$(162)	$—	$—	$—
Initial recognition of preferred stock warrant liability upon subsequent issuance of warrants	(691)	(1,610)	—	—
Change in the fair value included in other income (expense), net	(48,440)	—	—	(5,308)
Extinguishment of derivative liability upon conversion of convertible notes	—	—	—	5,308
Settlement of redeemable convertible preferred stock tranche liability due to the issuance of Series B redeemable convertible preferred stock, included in other income (expense), net	—	1,610	—	—
Fair value as of December 31, 2020	(49,293)	—	—	—
Private placement warrant liability acquired as part of the Colonnade Merger	—	—	(19,377)	—
Change in the fair value included in other income (expense), net	(8,804)	—	11,751
Issuance of preferred stock upon exercise of warrants	58,097	—	—	—
Fair value as of December 31, 2021	—	—	(7,626)	—
Change in the fair value included in other income (expense), net	—	—	7,446	—
Fair value as of December 31, 2022	$—	$—	$(180)	$—
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
Note 5. Balance Sheet Components
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of the following (in thousands):

	December 31,
	2022	2021
Cash	$1,832	$5,131
Cash equivalents:
Money market funds(1)	121,100	177,513
Total cash and cash equivalents	$122,932	$182,644
(1)The Company maintains a cash sweep account, which is included in money market funds as of December 31, 2022 and 2021, respectively. Cash is invested in short-term money market funds that earn interest.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the total of the amounts reported in the consolidated statements of cash flows (in thousands):

	December 31,
	2022	2021	2020
Cash and cash equivalents	$122,932	$182,644	$11,362
Restricted cash, current	257	977	276
Restricted cash, non-current	1,089	1,035	1,004
Total cash, cash equivalents and restricted cash	$124,278	$184,656	$12,642
Inventory
Inventory, consisting of material, direct and indirect labor, and manufacturing overhead, consists of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$6,971	$2,401
Work in process	3,857	1,951
Finished goods	8,705	3,096
Total inventory	$19,533	$7,448
During the years ended December 31, 2022, 2021 and 2020, $1.3 million, $0.8 million and $0.8 million of inventory write downs were charged to cost of revenue.
Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2022	2021
Prepaid expenses	$2,502	$1,970
Prepaid insurance	1,442	1,355
Receivable from contract manufacturer	2,526	1,344
Other current assets	2,073	897
Total prepaid and other current assets	$8,543	$5,566

Property and Equipment, net
Property and equipment consists of the following (in thousands):

	Estimated Useful Life (in years)	December 31,
		2022	2021
Machinery and equipment	3	$8,716	$8,404
Computer equipment	3	340	498
Automotive and vehicle hardware	5	93	93
Software	3	85	104
Furniture and fixtures	7	848	730
Construction in progress		3,448	1,700
Leasehold improvements	Shorter of useful life or lease term	9,319	9,265
		22,849	20,794
Less: Accumulated depreciation		(13,154)	(10,740)
Property and equipment, net		$9,695	$10,054
Depreciation expense associated with property and equipment was $5.0 million, $4.7 million and $3.7 million in the years ended December 31, 2022, 2021 and 2020, respectively.
The following table summarizes the Company's property and equipment, net by geography (in thousands):

	December 31,
	2022	2021
United States	$5,295	$8,254
Thailand	2,481	1,800
France	1,750	—
Others	169	—
Total	$9,695	$10,054
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
The following table presents goodwill activity (in thousands):

December 31, 2020	$—
Goodwill acquired	51,076
December 31, 2021	51,076
Measurement period adjustment	76
December 31, 2022	$51,152
Goodwill and purchased intangible assets are reviewed for impairment annually during the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The process of evaluating the potential impairment of goodwill and intangible assets requires significant judgment. The Company regularly monitors current business conditions and other factors including, but not limited to, adverse industry or economic trends and lower projections of profitability that may impact future operating results.

The Company with the assistance of third-party valuation specialist performed an interim and annual impairment test of its goodwill, as of September 30, 2022 and October 1, 2022, respectively, as a result of the decline in market conditions and updated outlook as a result of the impact of market uncertainties that prolonged sales cycle. The Company’s reporting unit fair value was determined based on a discounted future cash flow model (income approach) and a market approach. The Company’s estimate of fair value included significant judgments and assumptions relating to an implied control premium and comparable company market transactions. The estimated fair value of the reporting unit exceeded its carrying value by approximately 4%. Accordingly, the Company determined that goodwill was not impaired as of September 30, 2022 and October 1, 2022.
The Company with the assistance of third-party valuation specialist performed an interim impairment test of its goodwill in the fourth quarter of 2022 as a result of the continuing market volatility resulting in a decline in the Company’s stock price. The Company’s reporting unit fair value was determined based on a discounted future cash flow model (income approach) and a market approach. The Company’s estimate of fair value included significant judgments and assumptions relating to an implied control premium and comparable company market transactions. The estimated fair value of the reporting unit exceeded its carrying value by approximately 5% as of December 31, 2022. Accordingly, the Company determined that goodwill was not impaired as of December 31, 2022.
Given this level headroom, in the event the financial performance of the Company does not meet management’s current expectations in the future or the Company experiences prolonged market downturns or persistent declines in the Company’s stock price, or there are other negative revisions to key assumptions, the Company may be required to perform additional impairment analyses and could be required to recognize a non-cash goodwill impairment charge.
The following tables present acquired intangible assets, net as of December 31, 2022 and 2021 (in thousands):

		December 31, 2022
	Estimated Useful Life (in years)	Gross Carrying amount	Accumulated Amortization	Net Book Value
Developed technology	8	$15,900	$(2,318)	$13,582
Vendor relationship	3	6,600	(2,567)	4,033
Customer relationships	3	900	(350)	550
Intangible assets, net		$23,400	$(5,235)	$18,165

		December 31, 2021
	Estimated Useful Life (in years)	Gross Carrying amount	Accumulated Amortization	Net Book Value
Developed technology	8	$15,900	$(331)	$15,569
Vendor relationship	3	6,600	(367)	6,233
Customer relationships	3	900	(50)	850
Intangible assets, net		$23,400	$(748)	$22,652
Amortization expense was $4.5 million and $0.7 million in the years ended December 31, 2022 and 2021, respectively. The Company did not have any intangible assets and amortization expense associated as of December 31, 2020.
The following table summarizes estimated future amortization expense of finite-lived intangible assets-net (in thousands):

Years:	Amount
2023	$4,486
2024	4,071
2025	1,988
2026	1,988
2027	1,988
Thereafter	3,644
Total	$18,165

Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Accrued compensation	$3,758	$3,229
Uninvoiced receipts	10,727	9,835
Other	2,987	1,109
Total accrued and other current liabilities	$17,473	$14,173
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
On March 26, 2021, the Company terminated the Runway Loan and Security Agreement and repaid the $7.0 million principal amount outstanding as well as interest and fees amounting to $0.4 million. The Company incurred no prepayment fees in connection with the termination and all liens and security interests securing the loan made pursuant to the Runway Loan and Security Agreement were released upon termination. As of December 31, 2022 and 2021, the outstanding principal balance of the loan was nil, respectively.
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
Loan and Security Agreement
On April 29, 2022 (the “Closing Date”), the Company entered into the Loan Agreement with Hercules. The Loan Agreement provides the Company with a term loan facility of up to $50.0 million, subject to certain terms and conditions (the “Term Loan Facility”). The Company borrowed the initial tranche of $20.0 million on April 29, 2022. On October 17, 2022, the Company borrowed an additional $20.0 million. As of December 31, 2022, we did not achieve certain conditions relating to the achievement of trailing twelve month revenue and profit milestones under the Loan Agreement therefore an additional $10.0 million is no longer available to the Company.
Advances under the Loan Agreement bear interest at the rate of interest equal to greater of either (i) (x) the prime rate as reported in The Wall Street Journal plus (y) 6.15%, and (ii) 9.40%, subject to compliance with financial covenants and other conditions. The Loan Agreement includes covenants, limitations, and events of default customary for similar facilities. The Loan Agreement matures on May 1, 2026 (the “Maturity Date”).
Interest on amounts borrowed under the Loan Agreement is payable on a monthly basis until June 1, 2025 (the “Amortization Date”). On and as of the Amortization Date, payments consist of equal monthly installments of principal and interest payable until the secured obligations are repaid in full. However, if the Company achieves certain equity proceeds, revenue or profit targets for the twelve-month period ending December 31, 2023, then the Amortization Date will be extended to the Maturity Date. The entire principal balance and all accrued but unpaid interest shall be due and payable on the Maturity Date. On the earliest to occur of May 1, 2026, the date on which the obligations under the Loan Agreement are paid and the date on which such obligations become due and payable, the Company is also required to pay Hercules an end of term fee in an amount equal to 7.45% of the aggregated amount of all Advances made under the Loan Agreement.
In connection with the Loan Agreement, the Company paid the lender a cash facility and legal fees of $0.6 million and incurred debt issuance costs to third parties that were directly related to issuing debt in the amount of $0.3 million. The effective interest rate on this debt is 17.90% after giving effect to the debt discount, debt issuance costs and the end of term charge.
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
If the Company failed to maintain an unrestricted cash balance of $60.0 million, it would then be subject to a financial covenant that requires the Company to achieve certain trailing twelve-month revenue targets tested quarterly as set forth in the Loan Agreement and commencing with the quarter ending on June 30, 2023. In contemplation of entry into the Velodyne Merger Agreement, on November 1, 2022, the Company entered into the Second Amendment. Pursuant to the terms of the Second Amendment, the financial covenant requiring the Company to achieve certain trailing twelve month revenue thresholds commencing with the quarter ending June 30, 2023 will be eliminated and replaced, contingent upon and effective as of the closing of the transaction under the Velodyne Merger Agreements, with a minimum liquidity financial covenant whereby the Company must maintain at least $60.0 million of cash in deposit accounts that are subject to an account control agreement in favor of Hercules. On February 10, 2023, the Company, entered into Third Amendment, which amends the Loan Agreement to (i) increase the existing debt baskets for (a) purchase money debt and capital leases, and (b) letter of credit obligations, (ii) provide for increased flexibility to maintain cash in non-US accounts, and (iii) provide for increased flexibility to relocate certain equipment.
As of December 31, 2022, we were in compliance with all financial covenants.
All obligations under the Loan Agreement are unconditionally guaranteed by certain of the Company’s subsidiaries, including Sense Photonics, Inc., a Delaware corporation. The Term Loan Facility is secured by substantially all of the Company’s and the guarantors’ existing and after-acquired assets, including all intellectual property, all securities in existing and future domestic subsidiaries and 65.0% of the securities in foreign subsidiaries, subject to certain exceptions and exclusions.
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
Long-term debt outstanding is summarized below (in thousands):

December 31, 2022
Long-term debt	$40,000
End of term fee	337
Less: unamortized debt discount	(496)
Less: debt issuance costs	(267)
Total debt	$39,574
The unamortized debt discount and debt issuance costs are amortized to interest expense over the life of the instrument using the effective interest rate method. Amortization expense included in the interest expense related to debt discount and debt issuance costs of the Loan Agreement was not material for the year ended December 31, 2022.
Note 8. Warrants and Tranche Liabilities
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
Private Placement Warrants
Simultaneously with the closing of the Company’s initial public offering (the “IPO”) in August 2020, the sponsor of CLA, Colonnade Sponsor LLC, purchased an aggregate of 6,000,000 Private Placement warrants at a price of $1.00 per warrant, for an aggregate purchase price of $6,000,000. The Private Placement warrants became exercisable 12 months following the closing of the Company’s IPO, and will expire 5 years from the completion of the Colonnade Merger, or earlier upon redemption or liquidation. Each Private Placement warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. On March 11, 2021, each outstanding Private Placement warrant automatically converted into a warrant to purchase one share of Ouster common stock pursuant to the Warrant Agreement.
The Private Placement warrants were initially recognized as a liability at a fair value of $19.4 million and the Private Placement warrant liability was remeasured to fair value as of December 31, 2022 and 2021, resulting in a gain of $7.4 million and $11.8 million in the years ended December 31, 2022 and 2021, respectively, classified within other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

The Private Placement warrants were valued using the following assumptions under the Black-Scholes option-pricing model:

	March 11, 2021	December 31, 2021	December 31, 2022
Stock price	$12.00	$5.20	$0.86
Exercise price of warrant	$11.50	$11.50	$11.50
Term (years)	5.00	4.19	3.19
Expected volatility	27.00%	57.00%	70.01%
Risk-free interest rate	0.78%	1.14%	4.39%
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
In November 2021, the Company entered into an amendment to the 350 Treat Building Lease agreement, whereby the parties agreed to extend the term of the lease for an additional four years and seven months and provided for an additional tenant improvement allowance. The total base lease payments for the extended period of 4.6 years equals $7.6 million. The amendment resulted in an adjustment of $5.5 million to the right-of-use asset and right-of-use operating lease liability which was recorded in November 2021. As of December 31, 2022 the remaining lease term is 4.7 years that expires on August 31, 2027. In addition to minimum lease payments, the lease requires the Company to pay associated taxes and operating costs.
The 350 Treat Building Lease is considered to be an operating lease as it does not meet the criteria of a finance lease. As of December 31, 2022, the operating lease right-of-use asset and operating lease liability were $5.6 million and $7.1 million, respectively. As of December 31, 2021, the operating lease right-of-use asset and operating lease liability were $6.6 million and $8.3 million, respectively. The discount rate used to determine the lease liability was 3.7%.
2741 16th Street Lease
In September 2017 the Company entered into a lease agreement (the “2741 16th Street Lease”) to lease approximately 20,032 square feet of office space and 25,000 of parking space located in San Francisco, California.

In May 2020, the Company entered into an amendment to the 2741 16th Street Lease agreement, whereby the parties agreed to extend the term of the lease for an additional four years, restructure the monthly rent payable under the lease and provide for an additional tenant improvement allowance. The total base lease payments for the extended period of 4.0 years equals $8.5 million and the increase in total base lease payments for the lease term provided for by the original agreement is $0.7 million. The amendment resulted in an adjustment of $6.2 million to the right-of-use asset and right-of-use operating lease liability which was recorded in May 2020. As of December 31, 2022 the remaining lease term is 4.7 years that expires on August 31, 2027. In addition to minimum lease payments, the lease requires the Company to pay associated taxes and operating costs.
The 2741 16th Street Lease is considered to be an operating lease as it does not meet the criteria of a finance lease. As of December 31, 2022, the operating lease right-of-use asset and lease liability were $6.5 million and $8.7 million, respectively. As of December 31, 2021, the operating lease right-of-use asset and operating lease liability were $7.7 million and $10.1 million, respectively. The discount rate used to determine the operating lease liability was 5.25%.
Other operating real estate leases
The Company has executed or assumed as lessee other five operating leases for rental of office space. The terms of those leases range from 1 to 3 years. The Company is obligated to make lease payments totaling approximately $0.9 million for those leases over the respective lease terms.
Total operating lease cost for the years ended December 31, 2022, 2021 and 2020 was $3.9 million, $3.6 million and $2.9 million, which consisted of $3.8 million, $3.0 million and $2.6 million of fixed lease expense and $0.1 million, $0.6 million and $0.3 million of variable lease expense, respectively. Cash paid for amounts included in the measurement of lease liabilities was $4.0 million, $4.2 million and $3.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The following table presents the weighted average remaining lease term and discount rate for leases:

	December 31,
	2022	2021
Weighted-average remaining lease term	4.52	5.53
Weighted-average discount rate	4.66%	4.55%
The maturities of the operating lease liabilities as of December 31, 2022 were as follows (in thousands):

Year ending December 31,
2023	$3,981
2024	4,072
2025	3,967
2026	4,019
2027 and thereafter	2,733
Total undiscounted lease payments	18,772
Less: imputed interest	(2,151)
Total operating lease liabilities	$16,621
Note 10. Commitments and Contingencies
Letters of credit
In connection with certain office leasehold interests in real property located in San Francisco (350 Treat Ave and, 2741 16th Street) and in Paris (5, rue Coq Héron), the Company obtained letters of credit from certain banks as required by the lease agreements. If the Company defaults under the terms of the applicable lease, the lessor will be entitled to draw upon the letters of credit in the amount necessary to cure the default. The amounts covered by the letters of credit are collateralized by certificates of deposit, which are included in restricted cash on the consolidated balance sheets as of December 31, 2022 and 2021. The outstanding amount of the letters of credit was $1.3 million and $2.0 million as of December 31, 2022 and 2021, respectively.

Non-cancelable purchase commitments
As of December 31, 2022, the Company had non-cancelable purchase commitments to a third-party contract manufacturer for approximately $22.3 million and other vendors for approximately $6.3 million.
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
The Company has made no accruals with respect to the following:
On December 1, 2022, December 20, 2022, December 29, 2022, and January 9, 2023, purported stockholders of Velodyne filed the following lawsuits against Velodyne and certain of its directors and officers in the Southern District of New York for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and U.S. Securities and Exchange Commission (“SEC”) Rule 14a-9: O’Dell v. Velodyne, et. al., Carlisle v. Velodyne, et. al., Wheeler v. Velodyne et. al., and Cristino v. Velodyne, et. al. The complaints allege that Velodyne’s disclosures in connection with the Merger with Ouster were materially incomplete and misleading. The plaintiff in O’Dell v. Velodyne et. al. voluntarily dismissed his complaint on January 17, 2023. Velodyne also received eleven demand letters from stockholders making similar allegations regarding Velodyne’s disclosures relating to the Merger. The Company does not believe the allegations in the complaints and demand letters are meritorious, and intends to defend against them vigorously.
On June 14, 2022, Velodyne filed a lawsuit against the Company relating to two patents and requested an International Trade Commission proceeding with respect to the same two patents. On July 8, 2022, the Company filed a complaint against Velodyne, alleging multiple claims including intellectual property misappropriation and false advertising. In connection with the Velodyne Merger, the matters were dismissed.
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
The Company has also entered into indemnity agreements pursuant to which it has indemnified its directors and officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or executive officer, other than liabilities arising from willful misconduct of the individual. To date, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnity agreements. The consolidated financial statements do not include a liability for any potential obligations under the indemnification agreements at December 31, 2022 and 2021.
Note 11. Redeemable Convertible Preferred and Common Stock
The Company’s common stock trades on the New York Stock Exchange under the symbol “OUST” and the Company’s warrants trade on the New York Stock Exchange and NYSE American under the symbols “OUST WS” and “OUST WTA,” respectively. Pursuant to the terms of the Second Amended and Restated Certificate of Incorporation, the Company

is authorized to issue the following shares and classes of capital stock, each with a par value of $0.0001 per share: (i) 1,000,000,000 shares of common stock; (ii) 100,000,000 shares of preferred stock. Immediately following the Colonnade Merger, there were 161,449,205 shares of common stock with a par value of $0.0001, and 15,999,996 warrants outstanding. The holder of each share of common stock is entitled to one vote.
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
On March 11, 2021, upon the closing of the Colonnade Merger Agreement (Note 1), all of OTI’s outstanding redeemable convertible preferred stock was converted to the Company’s common stock pursuant to the conversion rate effective immediately prior to the Colonnade Merger and the remaining amount was reclassified to additional paid-in capital. As of December 31, 2022 and 2021, the Company does not have any redeemable convertible preferred stock outstanding.
ATM Agreement
On April 29, 2022, the Company entered into the ATM Agreement pursuant to which the Company may, subject to the terms and conditions set forth in the agreement offer and sell, from time to time, through or to the agents, acting as agent or principal, shares of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $150.0 million.
From the date of the ATM Agreement through December 31, 2022, the Company sold 7,833,709 shares at a weighted-average sales price of $2.08 per share, resulting in cumulative gross proceeds to the Company totaling approximately $16.8 million before deducting offering costs, sales commissions and fees. Cumulative net proceeds to the Company totaled approximately $15.8 million after deducting offering costs, sales commissions and fees. The Company plans to use the net proceeds from this offering for working capital and general corporate purposes.
In September 2022, the Company suspended sales of common stock through its ATM Agreement. The remaining availability under the ATM Agreement as of December 31, 2022 is approximately $133.2 million.
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
Note 12. Stock-based compensation
As of December 31, 2022, the Company has four equity incentive plans, the 2015 Stock Plan (the “2015 Plan”), the Sense 2017 Equity Incentive Plan (the “Sense Plan”), the 2021 Incentive Award Plan (the “2021 Plan”) and 2022 Employee Stock Purchase Plan (the “2022 ESPP” and, collectively with the 2015 Plan, the Sense Plan and the 2021 Plan, together the “Plans”).
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
The exercise price of stock options granted before the Colonnade Merger were determined based on the fair value of stock at the date of grant obtained by the Company on a contemporaneous basis from an independent valuation firm. The valuation firm used a PWERM to estimate the aggregate enterprise value of the Company at each valuation date. The PWERM involves applying appropriate risk adjusted discount rates to future values for the enterprise assuming various possible scenarios. The projections used in connection with these valuations were based on the Company’s expected operating performance over the forecast period. Share value is based on the probability-weighted present value of expected future returns to the equity investor considering each of the likely future scenarios available to the enterprise, and the rights and preferences of each share class.
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
2015 Stock Plan
In 2015, the Company established its 2015 Stock Plan. As of March 11, 2021, the effective time of the Colonnade Merger, the Company no longer grants equity awards pursuant to the 2015 Plan, but it continues to govern the terms of outstanding stock options that were granted prior to that date.
2022 Employee Stock Purchase Plan
The Company’s 2022 ESPP has been offered to all eligible employees since August 2022 and generally permits certain employees to purchase shares of our common stock through payroll deductions of up to 15% of their compensation of each offering period, subject to certain limitations. The 2022 ESPP has overlapping offering periods, with each offering period lasting 24 months. Under the 2022 ESPP, the purchase price of a share under the ESPP equals 85% of the lesser of the fair market value of a share of common stock on either the first or last day of each offering period, but no less than the par value per share of common stock. As of December 31, 2022, 6.6 million shares of our common stock were available for issuance under the 2022 ESPP. The maximum amount that an employee can contribute during a purchase right period is $7,500. The stock-based compensation expense is calculated as of the beginning of the offering period as the fair value of the 2022 ESPP shares utilizing the Black-Scholes option valuation model and is recognized over the offering period. The first offering period under the 2022 ESPP commenced on September 6, 2022. During fiscal 2022 employees purchased approximately 0.3 million shares of common stock under the 2022 ESPP at a purchase price of $1.1730, with proceeds of $0.4 million.
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
The Company recognized stock-based compensation for all stock options in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$783	$637	$657
Research and development	14,611	7,240	6,059
Sales and marketing	7,065	3,823	640
General and administrative	10,862	13,663	4,701
Total stock-based compensation	$33,321	$25,363	$12,057
The following table summarizes stock-based compensation expense by award type (in thousands):

	Year Ended December 31,
	2022	2021	2020
RSUs	$24,236	$13,306	$—
Stock Options	8,851	12,035	11,064
Employee stock purchase plan	220	—	—
RSAs	14	22	993
Total stock-based compensation	$33,321	$25,363	$12,057
Stock option activity for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—January 1, 2020	1,599,645	$6.58	8.8	$3,020
Options granted	37,663,242	0.45	9.4	363,941
Options exercised	(12,221,364)	0.20		121,106
Options cancelled	(1,309,020)	1.58		—
Outstanding—December 31, 2020	25,732,503	$0.56	9.5	$245,746
Options assumed through acquisition	823,114	5.05	8.3	125
Options granted	645,796	10.26	9.3	—
Options exercised	(2,155,348)	0.22		10,742
Options cancelled	(916,969)	0.30		4,492
Outstanding—December 31, 2021	24,129,096	$1.01	8.6	$100,992
Options exercised	(2,133,181)	0.20		4,639
Options cancelled	(978,753)	2.86		1,015
Outstanding—December 31, 2022	21,017,162	$1.01	7.7	$8,285
Vested and expected to vest—December 31, 2022	21,017,162	$1.01	7.7	$8,285
Exercisable—December 31, 2022	12,398,966	$0.91	7.7	$5,178

The following table summarizes information about stock options outstanding and exercisable at December 31, 2022.

	Options Outstanding
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Options Exercisable
$0.18	3,773,175	7.5	2,933,506
$0.21	8,814,619	7.8	4,908,617
$1.42	7,524,114	7.8	4,075,561
$5.24	259,457	5.8	212,201
$10.26	645,797	8.4	269,081
	21,017,162		12,398,966
No options were granted during the year ended December 31, 2022. The weighted average grant date fair value of options granted during the years ended December 31, 2021 and 2020 was $5.90 and $1.10, respectively. The weighted average grant date fair value of options assumed during the year ended December 31, 2021 was $3.11.
As of December 31, 2022, there was approximately $13.6 million of unamortized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted average period of 1.7 years.
Cash received from option exercises and purchases of shares was $0.8 million, $0.5 million and $1.3 million for years ended December 31, 2022, 2021 and 2020, respectively.
The weighted-average assumptions in the Black-Scholes option-pricing models used to determine the fair value of stock options granted during the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	2021	2020
Expected term (in years)	6.0	5.0 - 6.1
Risk-free interest rate	1.0%	0.3% - 1.5%
Expected volatility	63.2%	57.4% - 63.3%
Expected dividend rate	0%	0%
The weighted-average assumptions in the Black-Scholes option-pricing models used to determine the fair value of stock options assumed during the year ended December 31, 2021 were as follows:

Year Ended December 31,
2021
Expected term (in years)	3.1 - 5.6
Risk-free interest rate	0.8% - 1.3%
Expected volatility	44.1% - 48.6%
Expected dividend rate	0%

Restricted Stock Units (“RSU”)
A summary of RSUs activity under the Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Unvested—January 1, 2021	—	$—
Assumed through acquisition	4,490,980	6.55
Granted during the year	5,899,954	9.39
Canceled during the year	(552,072)	8.89
Vested during the year	(512,290)	10.30
Unvested—December 31, 2021	9,326,572	$7.82
Granted during the year	15,710,791	$2.74
Canceled during the year	(4,071,027)	$5.60
Vested during the year	(4,456,143)	$6.16
Unvested—December 31, 2022	16,510,193	$3.98
As of December 31, 2022, total compensation expense related to unvested RSUs granted to employees, but not yet recognized, was $61.9 million, with a weighted-average remaining vesting period of 2.7 years.
Note 13. Employee benefit plan
In 2018, the Company adopted a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company at its discretion offers matching contributions of up to 4% of each employee’s annual compensation. The Company provided matching contributions of $1.5 million, $1.0 million and $0.7 million to the plan during the years ended December 31, 2022, 2021 and 2020, respectively.
Note 14. Net Loss Per Common Share
The following table sets forth the computation of basic and diluted net loss per common share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(138,560)	$(93,981)	$(106,780)
Denominator:
Weighted average shares used to compute basic and diluted net loss per share	177,923,156	133,917,571	17,858,976
Net loss per common share-basic and diluted	$(0.78)	$(0.70)	$(5.98)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	December 31,
	2022	2021	2020
Redeemable convertible preferred stock	—	—	88,434,754
Options to purchase common stock	21,017,162	22,675,729	25,732,503
Public and private common stock warrants	15,999,900	15,999,900	4,443,862
Restricted Stock Units	16,510,193	10,106,993	—
Unvested early exercised common stock options	750,276	2,043,288	6,212,254
ESPP shares pending issuance	2,511,432	—	—
Unvested RSAs	—	17,466	146,675
Vested and early exercised options subject to nonrecourse notes	—	—	2,151,100
Total	56,788,963	50,843,376	127,121,148
Note 15. Income taxes
Income (loss) before income taxes for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$(139,295)	$(96,956)	$(106,508)
Foreign	1,040	181	103
Total	$(138,255)	$(96,775)	$(106,405)
The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	62	1	1
Foreign	243	36	23
Total current expense	305	37	24
Deferred:
Federal	—	(2,185)	—
State	—	(646)	351
Foreign	—	—	—
Total deferred (benefit) expense	—	(2,831)	351
Total income tax expense (benefit)	$305	$(2,794)	$375

A reconciliation between the statutory U.S. federal rate and the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Tax at federal statutory rate	$(29,034)	$(20,323)	$(22,344)
State income taxes, net of federal benefit	57	(644)	1,330
Stock compensation	5,587	1,271	2,786
Foreign rate differential	25	(2)	—
Tax credits	(539)	(539)	(539)
Fair value changes - warrants	(1,564)	(619)	11,192
Valuation allowance	25,666	20,058	(6,812)
Non-deductible expenses	78	(2,031)	(485)
Convertible debt cancellation of indebtedness income	—	—	15,079
Other	29	35	168
Total tax provision (benefit)	$305	$(2,794)	$375
Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$43,990	$42,721
Credits	4,828	3,955
Stock based compensation	3,653	2,826
Accruals and reserves	1,748	1,248
Fixed assets	2,771	991
Operating lease liability	3,631	4,360
Capitalized research and development expenditures	15,875	—
Gross deferred tax assets	76,496	56,101
Valuation allowance	(69,608)	(47,420)
Net deferred tax assets	6,888	8,681
Deferred tax liabilities:
Intangible property	(4,077)	(5,287)
Operating lease, right of use assets	(2,811)	(3,394)
Gross deferred tax liabilities	(6,888)	(8,681)
Net deferred tax assets	$—	$—

The Company has established a full valuation allowance of $69.6 million and $47.4 million for the years ended December 31, 2022 and 2021, respectively, against its net deferred tax assets. The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of the deferred tax assets can be realized as of December 31, 2022. Accordingly, the Company has recorded a full valuation allowance on its deferred tax assets.
The valuation allowance on the Company’s net deferred taxes increased by $22.2 million and $28.1 million during the years ended December 31, 2022 and 2021, respectively. The increase in valuation allowance is primarily attributable to the generation of net operating losses and capitalization of research and development expenditures, which became enacted for tax year beginning after December 31, 2021, during 2022.

As of December 31, 2022, the Company had federal net operating loss carryforwards and state net operating loss carryforwards of approximately $246.2 million and $124.9 million, respectively. As of December 31, 2022, federal net operating loss carryforwards generated after December 31, 2017 will be carried forward indefinitely and the state net operating loss carryforward begins expiring in 2031 through 2042. As of December 31, 2022, the amount of federal net operating loss that does not expire is $237.7 million.
As of December 31, 2021, the Company had federal net operating loss carryforwards and state net operating loss carryforwards of approximately $224.4 million and $146.8 million, respectively. As of December 31, 2021, federal net operating loss carryforwards generated after December 31, 2017 will be carried forward indefinitely and the state net operating loss carryforward begins expiring in 2035. As of December 31, 2021, the amount of federal net operating loss that does not expire is $215.9 million.
As of December 31, 2022, the Company had federal and state research and development credit carryforwards of approximately $4.7 million and $2.9 million, respectively. As of December 31, 2021, the Company had federal and state research and development credit carryforwards of approximately $4.0 million and $2.3 million, respectively. As of December 31, 2022 the federal credits will expire starting in 2035, if not utilized and state credits carryforward indefinitely.
The Tax Reform Act of 1986 and similar state legislation impose substantial restrictions on the utilization of the net operating losses and tax credit carryforwards in the event there is a change in ownership as provided by Section 382 and Section 383 of the Internal Revenue Code and similar state provisions. Such ownership change could result in the limitation and /or expiration of the net operating loss and tax credit carryforwards before utilization, which could result in increased future tax liabilities. While the Company has experienced ownership shifts, there has been no limitation or loss of tax attributes as of December 31, 2022.
Beginning January 1, 2022, the Tax Cuts and Jobs Act (the "Tax Act”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenditures pursuant to Internal Revenue Code (“IRC”) Section 174. The capitalized research and development expenditures are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. As a result of this provision of the Tax Act, deferred tax assets related to capitalized research expenditures increased by $15.9 million.
ASC 740, Income Taxes (“ASC 740”), requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. As of December 31, 2022 and 2021 the Company has reviewed the positive and negative evidence relating to the realizability of the deferred tax assets and has concluded that the deferred tax assets are more likely than not to not be realized.
The balance of gross unrecognized tax benefits as of December 31, 2022, and 2021 was $18.8 million and $18.5 million, respectively. Out of the total unrecognized tax benefits, $0.1 million at December 31, 2022, if recognized, would impact our effective tax rate in the period of recognition. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2022 and 2021, the Company has not accrued interest and penalties related to uncertain tax positions. The following table sets forth the change in the uncertain tax positions for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at the beginning of the year	$18,534	$971	$651
Decreases:
For current year’s tax positions	—	—	—
For prior years’ tax positions	(64)	—	—
Increases:
For current year’s tax positions	320	551	320
For prior years’ tax positions	22	17,012	—
Balance at the end of the year	$18,812	$18,534	$971
The Company files income tax returns in the U.S. for Federal, California, and other US states, as well as miscellaneous foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Company has not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of December 31, 2022, its federal returns for the years ended December 31, 2016 through the current period and the state returns for the years ended December 31, 2016 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carry-forwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would begin in the year of the utilization.
Note 16. Related Party Transactions
See Note 7. Debt for details of promissory notes issued by the Company to certain investors of the Company (or an affiliate thereof).
See Note 12. Stock-based compensation for details of partial recourse promissory notes issued by the Company to certain executives and employees.
Note 17. Revenue
Revenue from the sale of lidar sensor kits, which is recognized at a point in time, was $41.0 million, $33.6 million and $16.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Service revenue from non-recurring engineering work in relation to the Company’s new product release in early 2020 for the year ended December 31, 2020 was $2.0 million.
The following table presents total revenues by geographic area based on the location products were shipped to and services provided (in thousands):

	Year Ended December 31,
	2022	2021	2020
Americas	$15,977	$15,656	$8,764
Asia and Pacific	9,510	7,334	4,270
Europe, Middle East and Africa	15,542	10,588	5,870
Total	$41,029	$33,578	$18,904
Note 18. Subsequent Events
As noted above, on February 10, 2023, the Company completed the Velodyne Merger with Velodyne pursuant to the terms of the Velodyne Agreement with Velodyne, Velodyne Merger Sub I and Velodyne Merger Sub II. In connection with the closing of the Velodyne Merger, the Company and Velodyne now operate as a single combined company. Velodyne shares ceased trading on the Nasdaq after market close on February 10, 2023, and each Velodyne share was exchanged for 0.8204 shares of Ouster common stock. The combined company will keep the name Ouster and continue to trade on New York Stock Exchange under the ticker “OUST.”
In connection with the closing of the Velodyne Merger the Company undertook actions to reduce operating expenses by initiating a reduction in force that is expected to impact approximately 180-200 employees and consolidating some of its facilities, including Velodyne’s facility in India (collectively, the “Restructuring Initiatives”). The Restructuring Initiatives are expected to result in a range of approximately $27.0 million - $30.0 million of aggregate charges, which we anticipate to include $12.0 million - $13.0 million of one-time cash termination benefits, $0.5 million of termination costs related to the facility in India, and approximately $14.5 million - $16.5 million of non-cash stock-based compensation charge related to the vesting of share-based awards for employees who are terminated. These actions are consistent with the Company’s previously stated intention to derive operational synergies from the combined enterprise resulting from the Mergers. Through these initiatives, the Company seeks to streamline the organization and re-balance resources to better align with the Company’s priorities following the Mergers. The Company anticipates that most of these charges will be recognized in the Company’s first fiscal quarter of 2023.
On January 20, 2023, Oban Merger Sub, Inc. (“Merger Sub”) and Oban Merger Sub II LLC (“Merger Sub II”, together with Merger Sub, collectively, the “Subsidiary Guarantors”) entered into the Joinder Agreement by and between the Subsidiary Guarantors and Hercules, pursuant to which the Subsidiary Guarantors became guarantors under the Loan Agreement.
On February 10, 2023, the Company entered into the Third Amendment to Loan and Security Agreement (the “Third Amendment”), which amends certain provisions of the Loan Agreement to (i) increase the existing debt baskets for (a) purchase money debt and capital leases, and (b) letter of credit obligations; (ii) provide for increased flexibility to maintain cash in non-US accounts; and (iii) provide for increased flexibility to relocate certain equipment.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
The information required by this Item 9 was previously reported in the Company’s Current Report on Form 8-K/A that was filed with the SEC March 15, 2021.
Item 9A. Controls and Procedures
Limitations on Effectiveness of Disclosure Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022 due to the material weaknesses in our internal control over financial reporting described below.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
Our management, including our principal executive officer and principal financial officer, conducted an assessment as of December 31, 2022 of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective due to the material weaknesses described below.
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
Remediation Measures Taken
We have taken several measures to design and implement controls to improve our internal control over financial reporting and continue to make progress towards establishing an effective internal control framework to remediate the foregoing material weaknesses. Our efforts included the following:
•Recruiting additional personnel with appropriate internal controls, accounting knowledge and experience commensurate with our accounting and reporting requirements, in addition to engaging and utilizing third party consultants and specialists.
•Enhancing entity level controls (ELCs) including increasing Board and Audit Committee oversight, expanding senior management review of financial and business performance, creating an internal audit function and charter, and providing code of conduct and compliance training to company employees.
•Strengthening IT governance and designing IT general controls including restricted user access to our internal systems for financial reporting, and IT change management
•Designing and implementing additional controls for financial close and reporting including review of accounting policies, journal entry review controls, review of significant or non-routine transactions, period end close procedures, financial statement preparation, review, and reporting, and controls within various business processes as they relate to financial reporting. This included design and implementation of controls around classification of balances in our financial statements and strengthening processes for management oversight over financial reporting and disclosure controls.
•Conducting internal control trainings for personnel responsible for implementing internal controls for the Company.
While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period, we are committed to continuous improvement and will continue to diligently review our internal control over financial reporting.
Attestation Report of Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2022 was not required to be audited by our auditors under Section 404(b) of the Sarbanes Oxley Act, 2022 due to Ouster being deemed a Non-accelerated filer and smaller reporting company (SRC) within the definition of Rule 12b-2 as the company’s public float was below the specified thresholds as of June 30, 2022. Accordingly, this Annual Report on Form 10-K does not include an attestation report of our independent registered accounting firm.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Code of Conduct
We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and/or controller, and persons performing similar functions. A copy of the Code of Conduct is available on our Investors website at investors.ouster.com in the “Governance” section. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, that are required to be disclosed by SEC or NYSE rules will be disclosed on our website. We did not grant any waivers to the Code of Conduct in fiscal 2022.
The remaining information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included under the headings “Election of Directors,” “Executive Officers” “Corporate Governance,” and “Delinquent Section 16(a) Reports” (if applicable) in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
Information About Our Executive Officers & Directors
The following table provides information regarding our executive officers and members of our board of directors (ages are calculated of the date of this Annual Report on Form 10-K):

Name	Age	Position at Ouster	Principal Employment
Angus Pacala	34	Director, Co-Founder and Chief Executive Officer	Same
Mark Frichtl	34	Co-Founder and Chief Technology Officer	Same
Mark Weinswig	50	Chief Financial Officer	Same
Darien Spencer	59	Chief Operating Officer	Same
Megan Chung	49	General Counsel and Secretary	Same
Nathan Dickerman	46	President of Field Operations	Same
Theodore L. Tewksbury, Ph.D.	66	Executive Chairman of the Board	Former Chief Executive Officer of Velodyne Lidar, Inc.
Virginia Boulet	69	Director	Former Managing Director of Legacy Capital, LLC
Susan Heystee	61	Director	Former Senior Vice President of Global Automotive Business at Verizon Connect
Ernest Maddock	64	Director	Former Chief Financial Officer of Micron Technology, Inc.
Karin Rådström	44	Director	Chief Executive Officer of Mercedes-Benz Trucks
Kristin Slanina	53	Director	Chief Innovation Officer at ParkMyFleet
Riaz Valani	46	Director	General Partner and Founder of Global Asset Capital
Item 11. Executive Compensation
The information required by Items 402, 407(e)(4), and (e)(5) of Regulation S-K will be included under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” (if applicable) in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized For Issuance under Equity Compensation Plans (As of December 31, 2022):

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities Reflected in first column)
Equity compensation plans approved by security holders(1)	37,527,355	(2)	$1.01	15,051,217
Restricted Stock Units	16,510,193	(3)	$—
Options to Purchase Common Stock	21,017,162	(4)	$1.01
Employee Stock Purchase Plan(6)	—		$—	6,627,990
Equity compensation plans not approved by security holders	—		$—	—
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
(3)Consists of 15,065,926 outstanding restricted stock units under the 2021 Plan and 1,444,267 outstanding restricted stock units under the Sense Plan.
(4)Consists of 20,111,908 outstanding options to purchase stock under the 2015 Plan, 645,797 outstanding options to purchase stock under the 2021 Plan and 259,457 outstanding options to purchase stock under the Sense Plan.
(5)As of December 31, 2022, the weighted-average exercise price of outstanding options under the 2015 Plan was $0.66, the weighted-average exercise price of outstanding options under the 2021 Plan was $10.26 and the weighted-average exercise price of outstanding options under the Sense Plan was $5.24.
(6)Represents Ouster, Inc. 2022 Employee Stock Purchase Plan and total number of shares remaining available under the plan.
The remaining information required by Item 403 of Regulation S-K will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Items 404 and 407(a) of Regulation S-K will be included under the headings “Certain Relationships and Related Person Transactions,” “Corporate Governance” and “Director Independence” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 9(e) of Schedule 14A of the Exchange Act will be included under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

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
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Incorporated by Reference

		Form	File No.	Exhibit	Filing Date	Filed/ Furnished herewith
3.1	Certificate of Incorporation of Ouster, Inc.	S-4 POS	333-251611	3.1	3/10/2021
3.2	Bylaws of Ouster, Inc.	S-4 POS	333-251611	3.2	3/10/2021
4.1	Warrant Agreement, dated August 20, 2020, between Colonnade Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39463	4.1	8/25/2020
4.2	Specimen Warrant Certificate of the Registrant	S-1	333-240378	4.2	8/4/2020
4.3	Description of Our Securities					*
4.4	Warrant to Purchase Common Stock of Velodyne Lidar, Inc., by and between Velodyne Lidar, Inc. and Amazon.com NV Investment Holdings LLC, dated as of February 4, 2022	8-K	001-38703	4.1	2/7/2022
4.5	Warrant Agreement, dated October 14, 2018, by and between Continental Stock Transfer & Trust Company and Velodyne Lidar, Inc.	8-K	001-38703	4.1	10/18/2018
10.1+	Form of Indemnification Agreement	10-K	001-39463	10.1	2/28/2022
10.2	Amended and Restated Registration Rights Agreement, by and among Ouster, Inc. and the holders party thereto	8-K	001-39463	10.2	3/15/2021
10.3+	2021 Incentive Award Plan	8-K	001-39463	10.3	3/15/2021
10.3(a)+	Form of Stock Option Agreement under the 2021 Incentive Award Plan	8-K	001-39463	10.5(a)	3/15/2021
10.3(b)+	Form of Restricted Stock Unit Agreement under the 2021 Incentive Award Plan	8-K	001-39463	10.3(b)	3/15/2021
10.4#	Manufacturing Services Agreement, dated as of March 5, 2018, by and between Ouster, Inc. and Benchmark Electronics, Inc.	S-4	333-251611	10.6	12/22/2020
10.5	Lease, dated September 5, 2017, by and between Ouster, Inc. and Mission Creative Ownership, LLC.	S-4/A	333-251611	10.13	1/28/2021
10.5(a)	First Amendment to Lease, dated January 21, 2018, by and between Ouster, Inc. and Mission Creative Ownership, LLC.	S-4/A	333-251611	10.13(a)	1/28/2021
10.5(b)	Second Amendment to Lease, dated March 27, 2018, by and between Ouster, Inc. and Mission Creative Ownership, LLC.	S-4/A	333-251611	10.13(b)	1/28/2021

10.5(c)	Third Amendment to Lease, dated August 14, 2018, by and between Ouster, Inc. and Mission Creative Ownership, LLC.	S-4/A	333-251611	10.13(c)	1/28/2021
10.5(d)	Fourth Amendment to Lease, dated April 4, 2019, by and between Ouster, Inc. and Mission Creative Ownership, LLC.	S-4/A	333-251611	10.13(d)	1/28/2021
10.5(e)	Fifth Amendment to Lease, dated July 21, 2019, by and between Ouster, Inc. and Mission Creative Ownership, LLC.	S-4/A	333-251611	10.13(e)	1/28/2021
10.5(f)	Sixth Amendment to Lease, dated December 20, 2019, by and between Ouster, Inc. and Mission Creative Ownership, LLC.	S-4/A	333-251611	10.13(f)	1/28/2021
10.5(g)	Seventh Amendment to Lease, dated May 18, 2020, by and between Ouster, Inc. and Mission Creative Ownership, LLC.	S-4/A	333-251611	10.13(g)	1/28/2021
10.6	NNN Lease, dated September 1, 2017, by and between Ouster, Inc. and SIC-350 Treat, LLC	S-4/A	333-251611	10.14	1/28/2021
10.6(a)	First Amendment to NNN Lease, dated January 1, 2018, by and between Ouster, Inc. and SIC-350 Treat, LLC	S-4/A	333-251611	10.14(a)	1/28/2021
10.6(b)	Second Amendment to NNN Lease, dated March 27, 2018, by and between Ouster, Inc. and SIC-350 Treat, LLC	S-4/A	333-251611	10.14(b)	1/28/2021
10.6(c)	Third Amendment to NNN Lease, dated November 15, 2021, by and between Ouster, Inc. and SIC-350 Treat, LLC	10-K	001-39463	10.6(c)	2/28/2022
10.7	Second Amended and Restated Non-Employee Director Compensation Program					*
10.8	Agreement and Plan of Merger and Plan of Reorganization, dated as of October 5, 2021, by and among Ouster, Inc., Sparrow Acquisition Sub., Inc., Sense Photonics, Inc., and Fortis Advisors LLC, solely in its capacity as Holders’ Agent	8-K	001-39463	2.1	10/5/2021
10.9+	Sense Photonics, Inc. 2017 Equity Incentive Plan, as amended	S-8	333-260576	99.1	10/29/2021
10.9(a)+	Form of Stock Option Agreement under the Sense Photonics, Inc. 2017 Equity Incentive Plan, as amended.	10-K	001-39463	10.9(a)	2/28/2022
10.10+	Ouster, Inc. Amended and Restated 2015 Stock Plan	S-1	333-254987	10.9	4/2/2021
10.10(a)	Form of Stock Option Agreement under the Amended and Restated 2015 Stock Plan.	S-1	333-254987	10.9(a)	4/2/2021
10.10(b)	Form of Early Exercise Stock Option Agreement under the Amended and Restated 2015 Stock Plan.	S-1	333-254987	10.9(b)	4/2/2021
10.10(c)	Form of Restricted Stock Unit Agreement under the Amended and Restated 2015 Stock Plan	S-1	333-254987	10.9(c)	4/2/2021
10.11+	Ouster, Inc. 2022 Employee Stock Purchase Plan	8-K	001-39463	10.1	6/14/2022
10.12#	Loan and Security Agreement, dated April 29, 2022, by and between the Company, Sense Photonics, Inc. and Hercules Capital, Inc.	10-Q	001-39463	10.1	5/6/2022
10.12(a)	First Amendment to Loan and Security Agreement, dated as of August 5, 2022, by and between the Company, Sense Photonics, Inc. and Hercules Capital, Inc.	10-Q	001-39463	10.5	44873

10.12(b)	Consent and Second Amendment to Loan and Security Agreement, dated November 1, 2022, by and among Ouster, Inc., Sense Photonics, Inc. and Hercules Capital, Inc.*	8-K	001-39463	10.1	11/7/2022
10.12(c)	Third Amendment to Loan and Security Agreement, dated February 10, 2023, by and among Ouster, Inc., Hercules Capital, Inc., and the lenders and guarantors party thereto.					*
10.13	Form of Voting and Support Agreement, dated November 4, 2022, by and among Ouster, Inc. and each Velodyne stockholder party thereto	8-K	001-39463	10.2	11/7/2022
10.14+	Form of Severance and Change in Control Agreement of Velodyne Lidar, Inc.	8-K	001-38703	10.1	6/14/2021
10.15+	Offer Letter, by and between Ouster, Inc. and Darien Spencer, dated July 25, 2017	10-Q	001-39463	10.2	11/8/2022
10.16+	Employment Agreement, by and between Ouster, Inc. and Nathan Dickerman, dated March 1, 2021	10-Q	001-39463	10.4	11/8/2022
10.17+	Executive Employment Agreement by and between Velodyne Lidar, Inc. and Mark Weinswig, dated May 3, 2022	10-Q	001-38703	10.1	11/9/2022
10.18	Velodyne Lidar, Inc. 2020 Equity Incentive Plan	8-K	001-38703	10.2	10/5/2020
10.19	Form of Stock Option Agreement under the Velodyne Lidar, Inc. 2020 Equity Incentive Plan	8-K	001-38703	10.5	10/5/2020
10.20	Form of Restricted Stock Unit Agreement under the Velodyne Lidar, Inc. 2020 Equity Incentive Plan.	S-8	333-269748	99.1(b)	2/14/2023
10.21	Transaction Agreement, by and between Velodyne Lidar, Inc. and Amazon.com, Inc., dated as of February 4, 2022.	8-K	001-38703	10.1	2/7/2022
21.1	List of Subsidiaries					*
23.1	Consent of PricewaterhouseCoopers LLP					*
24.1	Power of Attorney					*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

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

Ouster, Inc.
Date: March 24, 2023	By:	/s/ Mark Weinswig
	Name:	Mark Weinswig
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Angus Pacala	Director, Co-Founder and Chief Executive Officer (Principal Executive Officer)	March 24, 2023
Angus Pacala
/s/ Mark Weinswig	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 24, 2023
Mark Weinswig
*	Executive Chairman of the Board of Directors	March 24, 2023
Theodore L. Tewksbury, Ph.D.
*	Director	March 24, 2023
Virginia Boulet
*	Director	March 24, 2023
Susan Heystee
*	Director	March 24, 2023
Ernest Maddock
*	Director	March 24, 2023
Karin Rådström
*	Director	March 24, 2023
Kristin Slanina
*	Director	March 24, 2023
Riaz Valani

*By:
/s/ Mark Weinswig, As Attorney in Fact	March 24, 2023
Mark Weinswig, As Attorney in Fact