Form 10-Q
period 2023-03-31
Ouster, Inc.
filed 2023-05-12
CIK 1816581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
N/A
(Former name, former address, and former fiscal year, if changed since last report)
_______________________

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	OUST	New York Stock Exchange
Warrants to purchase common stock	OUST WS	New York Stock Exchange
Warrants to purchase common stock expiring 2025	OUST WSA	NYSE American
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

As of May 10, 2023, the registrant had 38,814,621 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Ouster, Inc. (the “Company”, “Ouster,” or “we”) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding the anticipated benefits of and costs associated with the Velodyne Merger (as defined herein) and related restructuring initiatives; Ouster’s expectations surrounding the Velodyne Merger and its ability to grow the Company’s sales and bolster the Company’s financial position; Ouster’s ability to grow its sales and marketing organization; expected contractual obligations and capital expenditures; the capabilities of and demand for Ouster’s products; Ouster’s anticipated new product launches and developments; Ouster’s future results of operations and financial position; industry and business trends; the remediation of material weaknesses; Ouster’s expectations regarding the Hesai intellectual property patent infringement cases; the impact of market conditions and other macroeconomic factors on Ouster’s business, financial condition and results of operation; Ouster’s future business strategy, plans, distribution partnerships, market growth and its objectives for future operations; and Ouster’s competitive market position within its industry, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” “aim,” “forecast,” “should,” “can have,” “likely,” and similar expressions are intended to identify forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and trends that it believes may affect its financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions that may cause actual results to differ materially from those that Ouster expected, including, but not limited to, Ouster’s limited operating history and history of losses; its ability to successfully integrate its business with Velodyne and achieve the anticipated benefits and synergies of the Velodyne Merger; substantial research and development costs needed to develop and commercialize new products; fluctuations in its operating results; Ouster’s ability to maintain competitive average selling prices or high sales volumes or reduce product costs; conditions in its customers’ industries; the competitive environment in which Ouster operates; the negotiating power and product standards of its customers; the creditworthiness of Ouster’s customers; the ability of its lidar technology roadmap and new software solutions to catalyze growth;the selection of Ouster’s products for inclusion in target markets; risks of product delivery problems or defects; costs associated with product warranties; Ouster’s future capital needs and ability to secure additional capital on favorable terms or at all; inaccurate forecasts of market growth; Ouster’s ability to manage growth; Ouster’s ability to grow its sales and marketing organization; risks related to acquisitions; risks related to international operations and compliance; cancellation or postponement of contracts or unsuccessful implementations; Ouster’s ability to maintain inventory and the risk of inventory write-downs; its ability to use tax attributes; Ouster’s dependence on key third-party suppliers, in particular Benchmark Electronics, Inc. and Fabrinet; supply chain constraints and challenges; Ouster’s ability to recruit and retain key personnel; Ouster’s ability to effectively respond to evolving regulations and standards; Ouster’s ability to adequately protect and enforce its intellectual property rights, including as relates to Hesai; risks related to operating as a public company; and other important factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, that are further updated from time to time in the Company’s other filings with the Securities and Exchange Commission (the “SEC”) that may cause its actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.
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
On November 4, 2022, Ouster, Inc. entered into an Agreement and Plan of Merger (the “Velodyne Merger Agreement”) with Velodyne Lidar, Inc., a Delaware corporation (“Velodyne”), Oban Merger Sub, Inc., a Delaware corporation and one of our direct, wholly owned subsidiaries (“Velodyne Merger Sub I”) and Oban Merger Sub II LLC, a Delaware limited liability company and one of our direct, wholly owned subsidiaries (“Velodyne Merger Sub II”). On February 10, 2023, we completed our merger of equals with Velodyne pursuant to the terms of the Agreement and Plan of Merger with Velodyne, Merger Sub I and Merger Sub II (the “Velodyne Merger”). In connection with the closing of the Velodyne Merger, we and Velodyne now operate as a single combined company.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OUSTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$115,827	$122,932
Restricted cash, current	566	257
Short-term investments	140,909	—
Accounts receivable, net	22,848	11,233
Inventory	28,726	19,533
Prepaid expenses and other current assets	10,646	8,543
Total current assets	319,522	162,498
Property and equipment, net	14,643	9,695
Unbilled receivable, long-term portion	6,657	—
Operating lease, right-of-use assets	21,968	12,997
Goodwill	67,266	51,152
Intangible assets, net	29,654	18,165
Restricted cash, non-current	1,089	1,089
Other non-current assets	3,199	541
Total assets	$463,998	$256,137
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,634	$8,798
Accrued and other current liabilities	41,683	17,071
Contract liabilities	5,965	402
Operating lease liability, current portion	7,404	3,221
Total current liabilities	72,686	29,492
Operating lease liability, long-term portion	23,908	13,400
Debt	39,853	39,574
Contract liabilities, long-term portion	2,660	342
Other non-current liabilities	2,155	1,710
Total liabilities	141,262	84,518
Commitments and contingencies (Note 8 )
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized at March 31, 2023 and December 31, 2022; 38,716,997 and 18,658,799 issued and outstanding at March 31, 2023 and December 31, 2022, respectively.	39	19
Additional paid-in capital	942,072	613,665
Accumulated deficit	(619,196)	(441,916)
Accumulated other comprehensive loss	(179)	(149)
Total stockholders’ equity	322,736	171,619
Total liabilities and stockholders’ equity	$463,998	$256,137

The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue	$17,230	$8,558
Cost of revenue	17,606	5,967
Gross (loss) profit	(376)	2,591
Operating expenses:
Research and development	32,459	15,906
Sales and marketing	13,533	7,090
General and administrative	31,325	13,783
Goodwill impairment charges	99,409	—
Total operating expenses	176,726	36,779
Loss from operations	(177,102)	(34,188)
Other (expense) income:
Interest income	1,719	154
Interest expense	(1,669)	—
Other income, net	54	1,684
Total other income, net	104	1,838
Loss before income taxes	(176,998)	(32,350)
Provision for income tax expense	282	47
Net loss	$(177,280)	$(32,397)
Other comprehensive loss
Changes in unrealized gain (loss) on available for sale securities	$51	$—
Foreign currency translation adjustments	$(81)	$(12)
Total comprehensive loss	$(177,310)	$(32,409)
Net loss per common share, basic and diluted	$(6.03)	$(1.90)
Weighted-average shares used to compute basic and diluted net loss per share	29,411,612	17,090,620
The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2022	18,658,799	$19	$613,665	$(441,916)	$(149)	$171,619
Issuance of common stock upon Velodyne Merger	19,483,269	20	306,582	—	—	306,602
Issuance of common stock upon exercise of stock options	10,007	—	18	—	—	18
Issuance of common stock upon vesting of restricted stock	568,675	—	—	—	—	—
Repurchase of common stock	(3,753)	—	—	—	—	—
Vesting of early exercised stock options	—	—	27	—	—	27
Stock-based compensation expense	—	—	21,780	—	—	21,780
Net loss	—	—	—	(177,280)	—	(177,280)
Other Comprehensive loss	—	—	—	—	(30)	(30)
Balance — March 31, 2023	38,716,997	39	942,072	(619,196)	(179)	322,736

	Common Stock			Additional Paid-in- Capital	Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2021	17,220,042	$17		$564,045	$(303,356)	$(6)	260,700
Issuance of common stock upon exercise of stock options	82,270	—		209	—	—	209
Issuance of common stock upon vesting of restricted stock - net of tax withholding	81,249	—		(59)	—	—	(59)
Repurchase of common stock	(23,311)	—		(31)	—	—	(31)
Vesting of early exercised stock options	—	—	—	19	—	—	19
Stock-based compensation expense	—	—		8,750	—	—	8,750
Net loss	—	—		—	(32,397)	—	(32,397)
Other comprehensive loss	—	—		—	—	(12)	(12)
Balance — March 31, 2022	17,360,250	17		572,933	(335,753)	(18)	237,179

The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(177,280)	$(32,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment charges	99,409	—
Depreciation and amortization	6,159	2,385
Loss on write-off of construction in progress and right-of-use asset impairment	1,423	—
Stock-based compensation	21,780	8,750
Change in right-of-use asset	1,112	644
Interest expense	685	—
Amortization of debt issuance costs and debt discount	62	—
Accretion or amortization on short-term investments	(805)	—
Change in fair value of warrant liabilities	(106)	(1,745)
Inventory write down	2,836	203
Provision for doubtful accounts	445	—
Loss/(Gain) from disposal of property and equipment	145	(100)
Changes in operating assets and liabilities, net of acquisition effects:
Accounts receivable	(3,450)	842
Inventory	(2,329)	(4,373)
Prepaid expenses and other assets	672	2,480
Accounts payable	5,488	4,807
Accrued and other liabilities	(9,218)	(2,551)
Contract liabilities	944	—
Operating lease liability	(984)	(772)
Net cash used in operating activities	(53,012)	(21,827)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	168	275
Purchase of short-term investments	(5,003)	—
Proceeds from sales of short-term investments	19,981	—
Purchases of property and equipment	(1,006)	(416)
Cash and cash equivalents acquired in the Velodyne Merger	32,137	—
Net cash provided by (used in) investing activities	46,277	(141)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	—	(31)
Proceeds from exercise of stock options	18	209
Taxes paid related to net share settlement of restricted stock units	—	(59)
Net cash provided by financing activities	18	119
Effect of exchange rates on cash and cash equivalents	(79)	(12)
Net decrease in cash, cash equivalents and restricted cash	(6,796)	(21,861)
Cash, cash equivalents and restricted cash at beginning of period	124,278	184,656
Cash, cash equivalents and restricted cash at end of period	$117,482	$162,795

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
SUPPLEMENTAL DISCLOSURES OF OPERATING ACTIVITIES:
Cash paid for interest	$1,383	$—
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accrued liabilities	$258	$377
Common stock shares issued in the Velodyne Merger	$297,425	$—
Common stock warrants issued in the Velodyne Merger	$9,177	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 – Description of Business and Basis of Presentation
Description of Business
Ouster, Inc. was incorporated in the Cayman Islands on June 4, 2020 as “Colonnade Acquisition Corp”. (“CLA”). Following the closing of the business combination in March 2021, the Company domesticated as a Delaware corporation and changed its name to “Ouster, Inc.” The Company’s prior operating subsidiary, Ouster Technologies, Inc. (“OTI” and prior to the Merger (as defined below)), was incorporated in the state of Delaware on June 30, 2015. The Company is a leading provider of high-resolution digital lidar sensors that offer advanced 3D vision to machinery, vehicles, robots, and fixed infrastructure assets, allowing each to understand and visualize the surrounding world and ultimately enabling safe operation and ubiquitous autonomy. Unless the context otherwise requires, references in this subsection to “the Company” refer to the business and operations of OTI (formerly known as Ouster, Inc.) and its consolidated subsidiaries prior to the Merger (as defined below) and to Ouster, Inc. (formerly known as CLA) and its consolidated subsidiaries following the consummation of the Merger.
CLA, the Company’s legal predecessor, was originally a blank check company incorporated as a Cayman Islands exempted company on June 4, 2020. CLA was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On March 11, 2021, CLA consummated a merger (the “Merger”) with the Company pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated as of December 21, 2020. The Merger was accounted for as a reverse recapitalization, CLA is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of the Company represent a continuation of the financial statements of OTI with the Merger being treated as the equivalent of OTI issuing stock for the net assets of CLA, accompanied by a recapitalization whereby no goodwill or other intangible assets are recorded. Transactions and balances prior to the Merger are those of OTI. The shares and net loss per share available to holders of OTI’s common stock prior to the Merger have been retroactively restated as shares reflecting the exchange ratio established in the Merger Agreement.
On February 10, 2023, the Company completed the merger with Velodyne Lidar, Inc., a Delaware corporation (“Velodyne”) pursuant to the terms of the Agreement and Plan of Merger (the “Velodyne Merger Agreement”) with Velodyne, Merger Sub I and Merger Sub II (the “Velodyne Merger”) dated as of November 4, 2022, accounted for as a business combination with the Company being an accounting acquiror (Note 3).
Basis of Presentation and Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries (all of which are wholly owned) and have been prepared in conformity with U.S. generally accepted accounting principles (“US GAAP”) applicable to interim periods. All intercompany balances and transactions have been eliminated in consolidation. The presentation of certain prior period amounts has been reclassified to conform with current year presentation.
The unaudited condensed consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results of operations for the periods shown. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022 and the notes related thereto, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 24, 2023. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with US GAAP have been condensed or omitted from this report, as is permitted by applicable rules and regulations. The results of operations for any interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future years or interim periods.
On April 6, 2023, the Board of Directors approved a one-for-10 reverse stock split and a corresponding reduction in authorized shares of common stock (the “Reverse Stock Split”). On April 20, 2023, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation to effect the one-for-10 Reverse Stock Split of the Company’s common stock and a corresponding reduction in authorized shares of common stock. The par value of the Company’s common stock was not adjusted as a result of the Reverse Stock Split. All share and per share amounts and related stockholders’ equity balances presented herein have been retroactively adjusted to reflect the Reverse Stock Split.

Liquidity
The Company’s principal sources of liquidity are its cash and cash equivalents and short-term investments funded through the Merger and the Velodyne Merger, cash generated from revenues, sales of common stock under its at-the market equity offering program and the Loan Agreement with Hercules Capital, Inc.
As of March 31, 2023, the Company’s existing sources of liquidity included cash, cash equivalents and short-term investments of $256.7 million. The Company has incurred losses and negative cash flows from operations for several years. If the Company continues to incur losses in the future, it may need to improve liquidity and raise additional capital through the issuance of equity and/or debt. There can be no assurance that the Company would be able to raise such capital. However, management believes that the Company’s existing sources of liquidity are adequate to fund its operations for at least twelve months from the date the audited consolidated financial statements were available for issuance.
Note 2 – Summary of Significant Accounting Policies
During the three months ended March 31, 2023, there were no significant changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2023, except for the changes described below. The Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.
Revenue Recognition
The Company recognizes revenue when a customer obtains control of promised products or services. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these products or services. To achieve the core principle of this standard, the Company performs the following five steps:
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
3) Determine the transaction price
The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring product or services to the customer. Royalties from the license of IP are included in the transaction price in the period the sales occur. Other forms of variable consideration are included in the transaction price if the Company judges that it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts contain a significant financing component. All taxes assessed by a governmental authority on a specific revenue-producing transaction collected by the Company from a customer are excluded from the transaction price.
4) Allocate the transaction price to performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”). In the three months ended March 31, 2023 and March 31, 2022, the Company did not have a material volume of contracts that required the allocation of transaction price to multiple performance obligations.
5) Recognize revenue when or as the Company satisfies a performance obligation
Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised product or service to a customer.

Product revenue
The majority of the Company’s revenue comes from product sales of lidar sensors to direct customers and distributors. Revenue is recognized at a point in time when control of the goods is transferred to the customer, generally occurring upon shipment or delivery dependent upon the terms of the underlying contract. Product sales to certain customers may require customer acceptance due to performance acceptance criteria that is considered more than a formality. For these product sales, revenue is recognized upon the expiration of the customer acceptance period. For custom products that require engineering and development based on customer requirements, the Company recognizes revenue over time using an output method based on units of product shipped to date relative to total production units under the contract. Amounts billed to customers for shipping and handling are included in revenue, and the Company has elected to recognize the cost of shipping activities that occur after control has transferred to the customer as a fulfillment cost rather than a separate performance obligation. All related shipping costs are accrued and recognized within cost of revenue when the related revenue is recognized.
Services
The Company’s services revenue consists primarily of product development, validation services and providing maintenance services under our extended warranty contracts. The obligation to provide services is generally satisfied over time, with the customer simultaneously receiving and consuming the benefits as the Company satisfies its performance obligations. For product development and validation service projects, the Company bills and recognizes revenue as the services are performed. For these arrangements, control is transferred over as the Company’s inputs incurred to complete the project; therefore, revenue is recognized over the service period with the measure of progress using the input method based on labor costs incurred to total labor cost (“cost-to-cost”) as the services are provided. The revenue from the sale of extended warranties is recognized over the warranty period on a ratable basis as the Company stands ready to provide services as needed.
Licenses
The Company licenses rights to its IP to certain customers and collects royalties based on customer’s product sales. IP revenue recognition is dependent on the nature and terms of each agreement. The Company recognizes license revenue upon the later of (a) delivery of the IP or (b) commencement of the license term if there are no substantive future obligations to perform under the arrangement. Revenue for licenses to future technology developed on a when-and-if -available basis is recognized straight-line over the license period as long as customers continue to have access to the future technology. Royalties from the license of IP are recognized at the later of the period the sales occur or the satisfaction of the performance obligation to which some or all of the royalties have been allocated.
Product Warranties
The Company provides standard product warranties for a term of typically one to two year depending on a product to ensure that its products comply with agreed-upon specifications. Standard warranties are considered to be assurance type warranties and are not accounted for as separate performance obligations. The Company also provides service type extended warranties for an additional term ranging up to two additional years. For service type extended warranty contracts, the Company allocates revenue to this performance obligation on a relative standalone selling price basis and recognizes the revenue on a ratable basis over time during the effective period of the services.
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

Investments
The Company considers investments with an original maturity greater than three months and remaining maturities less than one year to be short-term investments. The Company classifies those investments that are not required for use in current operations and that mature in more than 12 months as long-term investments.
The Company classifies its investments as available for sale and reports them at fair value, with unrealized gains and losses recorded in accumulated other comprehensive loss. For investments sold prior to maturity, the cost of investments sold is based on the specific identification method. Realized gains and losses on the sale of investments are recorded in other income, net in the condensed consolidated statement of operations.

Amazon Warrant
The Amazon Warrant (as defined in Note 7) is accounted for as an equity instrument. To determine the fair value of the Amazon Warrant on its issuance date, the Company used the Black-Scholes option pricing model.
For awards granted to a customer, which are not in exchange for distinct goods or services, the fair value of the awards earned based on service or performance conditions is recorded as a reduction of the transaction price. Accordingly, when Amazon makes payments and vesting conditions become probable of being achieved, the Company records a non-cash stock-based reduction to revenue associated with the Amazon Warrant, which is calculated based on the fair value of the Amazon Warrant shares as of the Velodyne Merger date.
Recently Issued Accounting Pronouncements Not Yet Adopted
The Company considers the applicability and impact of all ASUs. ASUs not referenced below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s condensed consolidated financial statements.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist primarily of cash, cash equivalents, restricted cash, short-term investments and accounts receivable. Cash, cash equivalents, restricted cash and short-term investments are deposited with federally insured commercial banks. At times, cash balances in the U.S. may be in excess of federal insurance limits. As of March 31, 2023 and December 31, 2022, the Company had cash, cash equivalents and restricted cash with financial institutions in the U.S. of $113.4 million and $123.5 million, respectively. As of March 31, 2023 and December 31, 2022, the Company also had cash on deposit with financial institutions in countries other than the U.S. of approximately $4.1 million and $0.8 million, respectively, that was not federally insured.
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
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable was as follows:

	March 31, 2023	December 31, 2022
Customer A	24%	*
Customer B	13%	*
* Customer accounted for less than 10% of total accounts receivable in the period.

Revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Three Months Ended March 31,
	2023	2022

Customer C	11%	*
* Customer accounted for less than 10% of total revenue in the period.
Concentrations of Supplier Risk
Accounts payable to the Company’s major suppliers and professional services vendors representing 10% or more of total accounts payable were as follows:

	March 31, 2023	December 31, 2022
Supplier A	12%	*
Supplier B	17%	39%
Professional Services Vendor A	*	14%
Professional Services Vendor B	25%	*
Professional Services Vendor C	14%	*
*Accounted for less than 10% of total accounts payable.
Note 3. Business Combination
On February 10, 2023, the Company completed Velodyne Merger. Velodyne shares ceased trading on the Nasdaq Stock Market LLC after market close on February 10, 2023, and each Velodyne share was exchanged for 0.8204 shares of the Company’s common stock. Velodyne is treated as the acquired company for financial reporting purposes. This determination is primarily based on the Company’s senior management prior to Velodyne Merger comprising a majority of the senior management of the Company following Velodyne Merger, the Company being the initiator of acquiring Velodyne and the Company being the party issuing shares in the Velodyne Merger. The acquisition price for the Velodyne Merger was $306.6 million, primarily consisting of fair value of the Company’s common stock issued in exchange for Velodyne shares and fair value of the Amazon Warrant (Note 7) of $8.6 million. Through March 31, 2023, transaction costs incurred by the Company in connection with the Velodyne Merger, including professional fees, were $13.0 million.

Under the acquisition method of accounting in accordance with ASC 805, the total purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values using management’s best estimates and assumptions to assign fair value as of the acquisition date. The following table provides the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Estimated Fair Value
Purchase consideration	$306,601
Preliminary amounts of identifiable assets and liabilities assumed
Cash and cash equivalents	$32,137
Short-term investments	155,031
Accounts receivable, net	8,611
Inventory	9,700
Prepaid expenses and other current assets	4,387
Unbilled receivable, long-term portion	6,657
Property and equipment, net	9,900
Operating lease, right-of-use assets	10,887
Intangible assets, net	13,000
Other non-current assets	1,047
Accounts payable	(3,356)
Accrued and other current liabilities	(32,821)
Contract liabilities	(5,475)
Operating lease liability, current portion	(3,735)
Operating lease liability, long-term portion	(11,940)
Contract liabilities, long-term portion	(2,206)
Other non-current liabilities	(745)
Total identifiable net assets	$191,079
Goodwill	$115,523
$306,602
The above fair values are still provisional and subject to change within the measurement period of twelve months from the date of completion of the Velodyne Merger.
Identified intangible assets acquired and their estimated useful lives as of February 10, 2023, were (in thousands, except years):

	Estimated Useful Life (in years)	Estimated Fair Value
Developed technology - Hardware	3	$2,500
Developed technology - Software	5	5,100
Customer relationships	8	5,400
Intangible assets, net		$13,000
Developed technology relates to Velodyne’s lidar sensors and BlueCity AI software used to monitor traffic networks and public spaces. The Company valued the hardware developed technology using the relief-from-royalty method under the income approach. Software developed technology was valued using the excess earnings method. The economic useful life was determined based on the technology cycle related to each developed technology, as well as the cash flows over the forecasted period.
The estimated fair value of the customer relationships was determined using the distributor method with the estimated useful life of 8 years that approximates the pattern in which the economic benefits are expected to be realized.
The estimated fair value of the inventory was determined using the comparative sales method, which estimated the expected sales price of the product, reduced by all costs expected to be incurred to complete or dispose of the inventory, as well as a profit on the sale.

The estimated fair value of property and equipment utilized a replacement cost method incorporating the age, quality and condition of the assets.
The excess of the purchase consideration and the fair value of identifiable assets acquired and liabilities assumed at the acquisition date over the fair value of net tangible and identified intangible assets acquired was recorded as goodwill, which is not deductible for tax purposes. Goodwill is primarily attributable to the assembled workforce and the anticipated operational synergies at the time of the Velodyne Merger.
The Company’s consolidated statement of operations as of March 31, 2023, includes Velodyne revenue of $6.4 million and net loss of $29.7 million for the period from the acquisition date of February 10, 2023 to March 31, 2023.
The unaudited supplemental pro forma information below presents the combined historical results of operations of the Company and Velodyne as if Velodyne had been acquired as of January 1, 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue	$20,886	$14,738
Net loss	$(175,835)	$(104,111)
The unaudited supplemental pro forma information above includes the following adjustments to net loss in the appropriate pro forma periods (in thousands):

	Three Months Ended March 31,
	2023	2022
An increase in amortization expense related to the fair value of acquired identifiable intangible assets, net of the amortization expense already reflected in actual historical results	$(277)	$(754)
A decrease (increase) in expenses related to the transaction expenses	$6,058	$(6,058)
A net increase in revenue related to the impact of the acceleration of the Amazon Warrant vesting recognized by Velodyne at the close of the Velodyne Merger transaction	$3,656	$—
A decrease in expenses related to the impact of the acceleration of the Amazon Warrant vesting recognized by Velodyne at the close of the Velodyne Merger transaction	$26,704	$—
Represents decrease (increase) in additional stock-based compensation expense related to Ouster employee terminations due to change in control.	$6,383	$(5,195)
Represents a decrease (increase) in severance expense in connection with the Velodyne Merger transaction	$10,586	$(10,586)
The unaudited supplemental pro forma information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the Velodyne Merger taken place on the date indicated, or of the Company's future consolidated results of operations. The supplemental pro forma information presented above has been derived from the Company’s historical consolidated financial statements and from historical consolidated financial statements and the historical accounting records of Velodyne.

Note 4. Fair Value of Financial Instruments
The following table provides information by level for the Company’s assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$17,398	$—	$—	$17,398
Short-term investments:
Commercial paper	—	$121,396	—	121,396
Corporate debt and U.S. government agency securities	—	$19,513	—	19,513
Total short-term investments	—	140,909	—	140,909
Total financial assets	$17,398	$140,909	$—	$158,307
Liabilities
Warrant liabilities	$—	$—	$74	$74
Total financial liabilities	$—	$—	$74	$74

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$121,100	$—	$—	$121,100
Total financial assets	$121,100	$—	$—	$121,100
Liabilities
Warrant liabilities	$—	$—	$180	$180
Total financial liabilities	$—	$—	$180	$180
Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices.
Commercial paper, corporate debt and U.S. government agency securities are included within Level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.
The fair value of the warrant liabilities from the CLA private placement warrants (“Private Placement warrants”) is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the warrant liabilities, the Company used the Black-Scholes option pricing model to estimate the fair value using unobservable inputs including the expected term, expected volatility, risk-free interest rate and dividend yield (see Note 7).
The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

Private Placement Warrant Liability
Fair value as of December 31, 2022	$(180)
Change in the fair value included in other income, net	106
Fair value as of March 31, 2023	$(74)

Fair value as of December 31, 2021	(7,626)
Change in the fair value included in other income, net	1,745
Fair value as of March 31, 2022	$(5,881)

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
Note 5. Balance Sheet Components
Cash, Cash Equivalents and Short-Term Investments
The Company’s cash and cash equivalents consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Cash	$98,429	$1,832
Cash equivalents:
Money market funds(1)	17,398	121,100
Total cash and cash equivalents	$115,827	$122,932
(1)The Company maintains a cash sweep account, which is included in money market funds as of March 31, 2023 and December 31, 2022. Cash is invested in short-term money market funds that earn interest.
The Company acquired short-term investments consisting of commercial paper, corporate debt and U.S. government agency securities as a result of the merger with Velodyne that closed on February 10, 2023 (see Note 3). Short-term investments were $140.9 million as of March 31, 2023. Unrealized gains and losses on the Company’s short-term investments were not significant as of March 31, 2023 and therefore, the amortized cost of the Company’s short-term investments approximated their fair value.
Restricted Cash
Restricted cash consists of collateral to merchant credit card and certificates of deposit held by a bank as security for outstanding letters of credit. The Company had a restricted cash balance of $1.7 million and $1.3 million as of March 31, 2023 and December 31, 2022, respectively, which has been excluded from the Company’s cash and cash equivalents balances. The Company presented $0.6 million and $0.3 million of the total amount of restricted cash within current assets on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively. The remaining restricted cash balance of $1.1 million and $1.1 million is included in non-current assets on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the amounts reported in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$115,827	$160,783
Restricted cash, current	566	977
Restricted cash, non-current	1,089	1,035
Total cash, cash equivalents and restricted cash	$117,482	$162,795

Inventory
Inventory, consisting of material, direct and indirect labor, and manufacturing overhead, consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$9,517	$6,971
Work in process	3,362	3,857
Finished goods	15,847	8,705
Total inventory	$28,726	$19,533
Total inventory balance as of March 31, 2023 includes remaining inventory balance acquired as part of Velodyne Merger at its fair value as of February 10, 2023.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid expenses	$5,577	$3,944
Receivable from contract manufacturer	3,267	2,526
Other current assets	1,802	2,073
Total prepaid and other current assets	$10,646	$8,543
Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	Estimated Useful Life (in years)	March 31, 2023	December 31, 2022
Machinery and equipment	3	$14,881	$8,716
Computer equipment	3	1,015	340
Automotive and vehicle hardware	5	22	93
Software	3	573	85
Furniture and fixtures	7	954	848
Construction in progress		3,992	3,448
Leasehold improvements	Shorter of useful life or lease term	10,845	9,319
		32,282	22,849
Less: Accumulated depreciation		(17,639)	(13,154)
Property and equipment, net		$14,643	$9,695
Depreciation expense associated with property and equipment was $4.6 million and $1.3 million during the three months ended March 31, 2023 and 2022, respectively.
Goodwill
Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets acquired in a business combinations. The following table displays the changes in the carrying amount of goodwill (in thousands):

Goodwill
Balance - December 31, 2022	$51,152
Goodwill addition related to Velodyne Merger	115,523
Goodwill impairment charges	(99,409)
Balance - March 31, 2023	$67,266

Goodwill is not amortized and is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Since February 10, 2023, the date of the Velodyne Merger, the Company experienced a significant decline in its stock price. This decline resulted in the total market value of its shares of stock outstanding (“market capitalization”) being less than the carrying value of its reporting unit as of March 31, 2023. The Company also considered the impact of current macroeconomic conditions in the lidar sensor industry that potentially impact the fair value of the Company’s reporting unit. The macroeconomic conditions considered include deterioration in the equity markets evidenced by sustained declines in the Company’s stock price, those of its peers, along with an increase in the weighted-average cost of capital primarily driven by an increase in interest rates. After considering all available evidence in the evaluation of goodwill impairment indicators, the Company determined it was appropriate to perform an interim quantitative assessment of its goodwill as of March 31, 2023. In connection with the Company’s interim goodwill impairment assessment as of March 31, 2023, the Company recorded goodwill impairment charges of approximately $99.4 million. The Company’s goodwill impairment analysis included a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization.
As of March 31, 2023, remaining goodwill balance was $67.3 million. No goodwill impairment charges were recognized during the year ended December 31, 2022.
Intangible Assets, Net
The following tables present acquired intangible assets, net as of March 31, 2023 and December 31, 2022 (in thousands):

		March 31, 2023
	Estimated Useful Life (in years)	Gross Carrying amount	Accumulated Amortization	Net Book Value
Developed technology	3 - 8	$23,500	$(3,113)	$20,387
Vendor relationship	3	6,600	(3,117)	3,483
Customer relationships	3 - 8	6,300	(516)	5,784
Intangible assets, net		$36,400	$(6,746)	$29,654

		December 31, 2022
	Estimated Useful Life (in years)	Gross Carrying amount	Accumulated Amortization	Net Book Value
Developed technology	8	$15,900	$(2,318)	$13,582
Vendor relationship	3	6,600	(2,567)	4,033
Customer relationships	3	900	(350)	550
Intangible assets, net		$23,400	$(5,235)	$18,165
Amortization expense was $1.5 million and $1.1 million during the three months ended March 31, 2023 and 2022, respectively.

The following table summarizes estimated future amortization expense of finite-lived intangible assets-net (in thousands):

Years:	Amount
2023 (the remainder of 2023)	$5,270
2024	6,604
2025	4,515
2026	3,776
2027	3,682
Thereafter	5,807
Total	$29,654

Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued compensation	$7,290	$3,758
Uninvoiced receipts	25,509	10,727
Other	8,884	2,586
Total accrued and other current liabilities	$41,683	$17,071
Note 6. Debt
Loan and Security Agreement
On April 29, 2022, the Company entered into the Loan Agreement with Hercules Capital, Inc. (“Hercules”). The Loan Agreement provides the Company with a term loan facility of up to $50.0 million, subject to certain terms and conditions. The Company borrowed the initial tranche of $20.0 million on April 29, 2022. On October 17, 2022, the Company borrowed an additional $20.0 million. As of March 31, 2023, the Company did not achieve certain conditions relating to the achievement of trailing twelve month revenue and profit milestones under the Loan Agreement therefore an additional $10.0 million is no longer available to the Company.
If the Company failed to maintain an unrestricted cash balance of $60.0 million, it would then be subject to a financial covenant that requires the Company to achieve certain trailing twelve-month revenue targets tested quarterly as set forth in the Loan Agreement and commencing with the quarter ending on June 30, 2023. In contemplation of entry into the Velodyne Merger Agreement, on November 1, 2022, the Company entered into the Second Amendment. Pursuant to the terms of the Second Amendment, the financial covenant requiring the Company to achieve certain trailing twelve month revenue thresholds commencing with the quarter ending June 30, 2023 was eliminated and replaced as of the closing of the Velodyne Merger, with a minimum liquidity financial covenant whereby the Company must maintain at least $60.0 million of cash in deposit accounts that are subject to an account control agreement in favor of Hercules.
On February 10, 2023, the Company, entered into the Third Amendment, which amends the Loan Agreement to (i) increase the existing debt baskets for (a) purchase money debt and capital leases, and (b) letter of credit obligations, (ii) provide for increased flexibility to maintain cash in non-US accounts, and (iii) provide for increased flexibility to relocate certain equipment.
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
As of March 31, 2023, the Company is in compliance with all financial covenants under the Loan Agreement.

Long-term debt outstanding is summarized below (in thousands):

March 31, 2023
Long-term debt	$40,000
End of term fee	554
Less: unamortized debt discount	(456)
Less: debt issuance costs	(245)
Total debt	$39,853
Note 7. Warrants
Private Placement Warrants
Simultaneously with the closing of the Company’s initial public offering (the “IPO”) in August 2020, the sponsor of CLA, Colonnade Sponsor LLC, purchased an aggregate of 600,000 Private Placement warrants at a price of $10.00 per warrant, for an aggregate purchase price of $6,000,000. The Private Placement warrants became exercisable 12 months following the closing of the Company’s IPO, and will expire 5 years from the completion of the Merger, or earlier upon redemption or liquidation. On March 11, 2021, as adjusted to reflect the Reverse Stock Split, each outstanding Private Placement warrant automatically converted into a warrant to purchase one-tenth share of Ouster common stock pursuant to the Warrant Agreement. Each 10 Private Placement warrants is exercisable for one share of Ouster common stock at an exercise price of $115.00 per share, with no fractional shares being issuable upon exercise of a warrant.
The private placement warrant liability was remeasured to fair value as of March 31, 2023 and 2022, resulting in a gain of $0.1 million and $1.7 million for the three months ended March 31, 2023 and 2022, classified within other income , net in the condensed consolidated statements of operations and comprehensive loss.
The Private Placement warrants were valued using the following assumptions under the Black-Scholes option-pricing model:

	December 31, 2021	March 31, 2022	December 31, 2022	March 31, 2023
Stock price	$52.00	$46.00	$8.60	$8.40
Exercise price of warrant	115.00	115.00	115.00	115.00
Expected term (years)	4.19	3.95	3.19	2.95
Expected volatility	57.00%	56.81%	70.01%	65.00%
Risk-free interest rate	1.14%	2.55%	4.39%	3.82%
Public Warrants
CLA, in its IPO in August 2020, issued 2,000,000 units that each consisted of one Class A ordinary share and one-half warrant to purchase a Class A ordinary share (the “Public warrants”). The warrants became exercisable 12 months following the closing of the Company’s IPO, and will expire five years from the completion of the Merger, or earlier upon redemption or liquidation. On March 11, 2021, upon the closing of the Merger, each of the 999,999 outstanding warrants, as adjusted for any fractional warrants that were not issued upon separation and to reflect the Reverse Stock Split, was converted automatically into a redeemable Public warrant to purchase one-tenth share of the Company’s common stock. Each 10 Public warrants is exercisable for share of Ouster common stock at an exercise price of $115.00 per share, with no fractional shares issuable upon exercise of a warrant. The Public warrants were recognized as equity upon the Merger in the amount of $17.9 million.
Prior to their expiration, the Company may redeem the Public warrants at a price of $0.10 per warrant, provided that the closing price of the Company’s common stock equals or exceeds $180.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which the Company gives proper notice of such redemption to the warrants holders.
The Company also acquired 5,973,170 outstanding public warrants upon closing the Velodyne Merger to purchase shares of the Company’s common stock (the “Velodyne Public warrants”). Each warrant entitles the holder to purchase 0.06153 shares of the Company’s common stock. Each 10 Velodyne Public warrants is exercisable for 0.6153 shares of the Company’s common stock at an exercise price of $140.20 per 0.6153 share of common stock, with no fractional shares being issuable upon exercise of a warrant. The warrants are exercisable at any time and expiring in September 2025. The Company may redeem the outstanding warrants in whole and not in part at a price of $0.10 per warrant at any time after they become exercisable, provided that the last sale price of the Company’s common stock equals or exceeds $219.41 per share, subject to adjustments, for any 20-trading days within a 30-trading day period ending three business days prior to the date on which the Company sends the notice of redemption to the warrant holders.
Amazon Warrant
On February 10, 2023, as part of Velodyne Merger, the Company assumed a warrant agreement and a transaction agreement, pursuant to which Velodyne agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon Inc.(“Amazon”), a warrant to acquire, following customary antidilution adjustments, up to an aggregate of 3,263,898 shares of the Company’s common stock at an exercise price of $50.71 per share (the “Amazon Warrant”). The exercise price and the warrant shares issuable upon exercise of the Amazon Warrant are subject to further antidilution adjustments, including in the event we make certain sales of common stock (or securities exercisable or convertible into or exchangeable for shares of our common stock) at a price less than the exercise price of the Amazon Warrant. The Amazon Warrant is subject to vesting; 50% of the unvested Amazon Warrant vested as a result of the Velodyne Merger and the remainder will vest over time based on payments by Amazon or its affiliates to us in connection with Amazon’s purchase of goods and services from the Company.
The Amazon Warrant shares vest in multiple tranches over time based on payments of up to $100.0 million by Amazon or its affiliates (directly or indirectly through third parties) to the Company in connection with Amazon’s purchase of goods and services. The vested Amazon Warrant portion, representing 1,848,694 shares of Ouster common stock with a fair value of $8.6 million, was included in the Velodyne Merger purchase price consideration on February 10, 2023. The fair value of the unvested Amazon Warrant, representing 1,415,204 unvested Ouster common stock shares with a fair value of $6.5 million, will be recognized as a non-cash stock-based reduction to revenue when Amazon makes payments and vesting conditions become probable of being achieved.
The fair value of the Amazon Warrant shares was estimated on February 10, 2023, the date of completion of the Velodyne Merger, using the Black-Scholes option pricing model on the remaining contractual term of 6.98 years, an expected volatility of 53.7%, a 3.86% risk-free interest rate and a 0% expected dividend yield. The Company estimated expected volatility by using historical volatility of the Company’s publicly trading stock for the period commencing on the date of the Merger and ending February 10, 2023 and historical volatility of a group of publicly traded peer companies for the period commencing February 16, 2016 and ending on the date of the Merger.
The right to exercise the Amazon Warrant and receive the warrant shares that have vested expires February 4, 2030.
No additional Amazon Warrant shares vested during the three months ended March 31, 2023. As of March 31, 2023, there were 1,848,694 Amazon Warrant shares vested.
Note 8 . Commitments and Contingencies
Letters of Credit
In connection with certain office leasehold interests in real property located in San Francisco (350 Treat Ave and, 2741 16th Street) and in Paris, the Company obtained letters of credit from certain banks as required by the lease agreements. If the Company defaults under the terms of the applicable lease, the lessor will be entitled to draw upon the letters of credit in the amount necessary to cure the default. The amounts covered by the letters of credit are collateralized by certificates of deposit, which are included in restricted cash on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022. The outstanding amount of the letters of credit was $1.4 million and $1.3 million as of March 31, 2023 and December 31, 2022, respectively.
Non-Cancelable Purchase Commitments
As of March 31, 2023, the Company had non-cancelable purchase commitments to third-party contract manufacturers for approximately $28.2 million and other vendors for approximately $15.3 million.
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

The Company has made no accruals with respect to the following because a loss is not considered probable or cannot be reasonably estimated:
Velodyne Legacy Litigation
On December 1, 2022, December 20, 2022, and January 9, 2023, purported stockholders of Velodyne filed the following lawsuits against Velodyne and certain of its directors and officers in the Southern District of New York for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and U.S. Securities and Exchange Commission (“SEC”) Rule 14a-9: O’Dell v. Velodyne, et. al., Carlisle v. Velodyne, et. al., and Cristino v. Velodyne, et. al. On December 29, 2022, a lawsuit alleging the same claims was filed in the District of Delaware: Wheeler v. Velodyne et. al.
The complaints alleged that Velodyne’s disclosures in connection with the Merger with Ouster were materially incomplete and misleading. Velodyne also received eleven demand letters from stockholders making similar allegations regarding Velodyne’s disclosures relating to the Merger. All four lawsuits have been voluntarily dismissed by the respective Plaintiffs. The Company does not believe the allegations in the complaints and demand letters are meritorious.
On March 3, 2021, a purported shareholder of Velodyne filed a complaint for a putative class action against Velodyne, Anand Gopalan and Andrew Hamer in the United States District Court, Northern District of California, entitled Moradpour v. Velodyne Lidar, Inc., et al., No. 3:21-cv01486-SI. The complaint alleged purported violations of the federal securities laws and that, among other things, the defendants made materially false and/or misleading statements and failed to disclose material facts about the Company’s business, operations and prospects, including with respect to David Hall’s role with Velodyne and removal as Chairman of Velodyne’s Board of Directors. The complaint alleged that purported class members have suffered losses and sought, among other things, an award of compensatory damages on behalf of a putative class of persons who purchased or otherwise acquired Velodyne’s securities between November 9, 2020 and February 19, 2021. On March 12, 2021, a putative class action entitled Reese v. Velodyne Lidar, Inc., et al., No. 3:21-cv-01736-VC, was filed against Velodyne, Mr. Gopalan and Mr. Hamer in the United States District Court for the Northern District of California, based on allegations similar to those in the earlier class action and seeking recovery on behalf of the same putative class. On March 19, 2021, another putative class action entitled Nick v. Velodyne Lidar, Inc., et al., No. 4:21-cv-01950-JST, was filed in the United States District Court for the Northern District of California, against Velodyne, Mr. Gopalan, Mr. Hamer, two current or former directors, and three other entities. The complaint was based on allegations similar to those in the earlier class actions and sought, among other things, an award of compensatory damages on behalf of a putative class of persons who purchased or otherwise acquired Velodyne’s securities between July 2, 2020 and March 17, 2021. The class actions have been consolidated, lead plaintiffs have been appointed and an amended consolidated complaint was filed on September 1, 2021, based on allegations similar to those in the earlier class actions. Velodyne filed a motion to dismiss the amended and consolidated complaint on November 1, 2021. The plaintiffs filed a first amended complaint on February 11, 2022. Velodyne filed a motion to dismiss on March 4, 2022. On July 1, 2022, the court denied the motion to dismiss as it relates to the claims related to David Hall’s role with Velodyne, but granted the motion to dismiss as to all other claims. The case is proceeding with discovery. The Company does not believe the claims are meritorious and intends to defend the actions vigorously.
On March 12, 2021, a putative shareholder derivative lawsuit entitled D’Arcy v. Gopalan, et al., No. 1:21-cv-00369-MN, was filed in the United States District Court for the District of Delaware against current and former directors and/or officers Anand Gopalan, Andrew Hamer, David S. Hall, Marta Thoma Hall, Joseph B. Culkin, Michael E. Dee, James A. Graf, Barbara Samardzich, and Christopher A. Thomas, and names Velodyne as a nominal defendant. The complaint asserted claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets against all of the individual defendants, and asserted a contribution claim under the federal securities laws against Mr. Gopalan and Mr. Hamer. On March 16, 2021, a second shareholder derivative lawsuit entitled Kondner, et al. v. Culkin, et al., No. 1:21cv-00391-MN, was filed in the United States District Court for the District of Delaware against most of the same defendants named in the earlier derivative complaint, and asserted claims against the individual defendants for alleged breaches of fiduciary duty and waste of corporate assets. Both derivative actions are based on allegations similar to those in the class actions discussed above, and have now been consolidated. On January 3, 2022, the plaintiffs filed an amended complaint. The case is stayed pending the outcome of the Moradpour complaint. The Company does not believe the claims are meritorious and intends to defend the actions vigorously.
On January 18, 2022, David and Marta Hall filed a lawsuit in the Superior Court of California, County of Alameda, against current and former officers and directors of Velodyne, as well as Jeff Vetter, Velodyne’s outside counsel. The Halls are seeking to recover damages for financial and other injuries they allegedly sustained as a result of the merger between Graf and Velodyne. On May 3, 2022, certain defendants filed motions to compel arbitration and other defendants filed motions to quash service of process for lack of personal jurisdiction. The court conducted a hearing on the motions on July 20, 2022. On August 30, 2022, the court granted the motion to quash service with respect the out of state defendants. On October 3, 2022, the court granted the motion to compel Mr. Hall to arbitrate his claims, and stayed proceedings on Ms. Hall’s claims pending arbitration of Mr. Hall’s claims. On October 20, 2022, David and Marta voluntarily dismissed the action without prejudice. On January 3, 2023, the Halls filed an arbitration demand with the same allegations as the prior lawsuit.
On December 8, 2021, Velodyne received a subpoena for documents related to Wei Weng’s trading in stock of Graf Acquisition Corp. (Velodyne’s predecessor) stock during 2020, prior to the announcement that Velodyne was planning to merge into Graf Acquisition Corp. Velodyne has complied with the SEC’s requests to date; however, the SEC may request additional documents or information.
Ouster Litigation
On June 10, 2021, the Company received a letter from the SEC notifying us of an investigation and document subpoena. The subpoena seeks documents regarding projected financial information in CLA’s Form S-4 registration statement filed on December 22, 2020. The Company has complied with the SEC’s requests to date; however, the SEC may request additional documents or information.
Other than as set forth above, as of March 31, 2023 and December 31, 2022 there were no material updates and no other material litigation matters.
Indemnification
From time to time, the Company enters into agreements in the ordinary course of business that include indemnification provisions. Generally, in these provisions the Company agrees to defend, indemnify, and hold harmless the indemnified parties for claims and losses suffered or incurred by such indemnified parties for which the Company is responsible under the applicable indemnification provisions. The terms of the indemnification provisions vary depending upon negotiations between the Company and its counterpart; however, typically, these indemnification obligations survive the term of the contract and the maximum potential amount of future payments the Company could be required to make pursuant to these provisions are uncapped. To date, the Company has never incurred costs to settle claims related to these indemnification provisions.
The Company has also entered into indemnity agreements pursuant to which it has indemnified its directors and officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or executive officer, other than liabilities arising from willful misconduct of the individual. The unaudited condensed consolidated financial statements do not include a liability for any potential obligations under the indemnification agreements at March 31, 2023 and December 31, 2022.
Note 9. Leases
The Company leases its headquarters located in San Francisco, California, where we lease properties as follows: (i) 26,125 square feet of office space pursuant to a lease that is scheduled to expire in August 2027 and (ii) 20,032 square feet of office space in a building adjacent to our corporate headquarters, which term is scheduled to expire in August 2027. Prior 2023 the Company has executed or assumed as lessee other five operating leases for rental of office space. The terms of those leases range from 1 to 3 years.
Since February 10, 2023, the Company also assumed long-term non-cancellable lease agreements stemming from the Velodyne Merger: (i) approximately 204,000 square feet of office and manufacturing space in San Jose, California and (ii) additional space pursuant to the assumed leases for offices located in Alameda, California; and Bengaluru, India.
Supplemental balance sheet information related to leases was as follows:

	As of
	March 31, 2023	December 31, 2022
Weighted-average remaining lease term (years)	4.42	4.52
Weighted-average discount rate	6.56%	4.66%
The Company incurred total lease costs in its condensed consolidated statements of operations of $2.4 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively.
Additionally, the Company determined that the lease office facility located in Bengalaru, India assumed in the Velodyne Merger was not needed to support the future growth of its business. The Company fully vacated the facilities in March 2023 and remains contractually obligated to the lessor for the underlying lease. The Company recorded $0.8 million for right-of-use asset impairment in connection with these leased office facilities.
As of March 31, 2023, the carrying amount of the acquired lease liability stemming from the Velodyne Merger on the condensed consolidated balance sheet was approximately $15.3 million.

As of March 31, 2023, maturities of lease liabilities under non-cancelable operating leases were as follows (in thousands):

Year ending December 31,
2023 remainder	$(6,211)
2024	(8,207)
2025	(7,948)
2026	(7,931)
2027	(6,512)
Total undiscounted lease payments	(36,809)
Less: imputed interest	5,497
Total operating lease liabilities	$(31,312)
Note 10. Stock-based Compensation
As of March 31, 2023, the Company has five equity incentive plans: its Amended and Restated 2015 Stock Plan (the “2015 Plan”), the Sense Photonics, Inc. 2017 Equity Incentive Plan (the “Sense Plan”), the Velodyne Lidar, Inc. 2020 Equity Incentive Plan (the “Velodyne Plan”), its 2021 Incentive Award Plan (the “2021 Plan”) and its 2022 Employee Stock Purchase Plan (the “2022 ESPP” and, collectively with the 2015 Plan, the Sense Plan, the Velodyne Plan and the 2021 Plan, together the “Plans”).
The Plans, other than the 2022 ESPP, provide for the grant of stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance stock unit awards and other forms of equity compensation (collectively, “equity awards”). In addition, the 2021 Plan provides for the grant of performance bonus awards. New equity awards may only be granted under the Velodyne Plan and the 2021 Plan. Awards under the Velodyne Plan may be granted to employees, including officers, who were not previously employed by the Company or a subsidiary of the Company, in each case, as of February 10, 2023, within the limits provided in the 2021 Plan. Awards under the 2021 Plan also be granted to employees, including officers, directors and consultants of the Company and its subsidiaries, in each case, within the limits provided in the 2021 Plan.
The Company’s 2022 ESPP has been offered to all eligible employees since August 2022 and generally permits certain employees to purchase shares of our common stock through payroll deductions of up to 15% of their compensation of each offering period, subject to certain limitations. Under the 2022 ESPP, the purchase price of a share under the ESPP equals 85% of the lesser of the fair market value of a share of common stock on either the first or last day of each offering period, but no less than the par value per share of common stock. As of March 31, 2023, 0.7 million shares of the Company’s common stock were available for issuance under the 2022 ESPP. The stock-based compensation expense is calculated as of the beginning of the offering period as the fair value of the 2022 ESPP shares utilizing the Black-Scholes option valuation model and is recognized over the offering period. The first offering period under the 2022 ESPP commenced on September 6, 2022.
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
Stock option activity for the three months ended March 31, 2023 is as follows:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—December 31, 2022	2,101,536	$10.12	7.69	$8,285
Options exercised	(10,007)	1.88
Options cancelled	(5,864)	40.57
Outstanding—March 31, 2023	2,085,665	$10.07	7.43	$7,880
Vested and expected to vest—March 31, 2023	2,085,665	$10.07	7.43	$7,880
Exercisable—March 31, 2023	1,353,373	$9.09	7.42	$5,385

The following table summarizes information about stock options outstanding and exercisable at March 31, 2023.

	Options Outstanding		Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$1.85	367,451	7.26	302,928
2.13	879,795	7.49	547,155
14.22	752,408	7.50	454,578
52.40	21,432	6.47	17,768
$102.60	64,579	8.10	30,944
	2,085,665		1,353,373
As of March 31, 2023, there was approximately $11.5 million of unamortized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted average period of 1.4 years.
Restricted Stock Units
A summary of RSU activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Unvested—December 31, 2022	1,650,815	$39.83
Granted	2,404,767	12.40
Canceled	(397,969)	16.89
Vested	(568,675)	28.04
Unvested—March 31, 2023	3,088,938	$23.60
Stock compensation expense is recognized on a straight-line basis over the vesting period of each award of RSUs. As of March 31, 2023, total compensation expense related to unvested RSUs granted to employees, but not yet recognized, was $68.7 million, with a weighted-average remaining vesting period of 2.6 years. RSUs settle into shares of common stock upon vesting.
Restricted Stock Awards
A summary of RSA activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Unvested—December 31, 2022	—	$—
Granted	728,646	15.30
Vested	(305,921)	15.30
Unvested—March 31, 2023	422,725	$15.30
Stock compensation expense is recognized on a straight-line basis over the vesting period of each award of RSAs. As of March 31, 2023, total compensation expense related to unvested RSAs granted to employees, but not yet recognized, was $5.0 million, with a weighted-average remaining vesting period of 2.4 years. The common stock comprising RSAs is issued at grant but, generally, is subject to a risk of forfeiture if the holder terminates service with the Company and its subsidiaries prior to vesting.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense for all share-based awards in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$774	$217
Research and development	7,505	3,761
Sales and marketing	2,881	1,524
General and administrative	10,620	3,248
Total stock-based compensation	$21,780	$8,750
The following table summarizes stock-based compensation expense by award type (in thousands):

	Three Months Ended March 31,
	2023	2022
RSUs	$16,330	$5,901
Stock Options	2,005	2,840
Employee stock purchase plan	184	—
RSAs	3,261	9
Total stock-based compensation	$21,780	$8,750
Share based compensation recognized upon completion of the Velodyne Merger
The Company recognized $6.1 million of stock-based compensation expense related to accelerated vesting of certain RSUs upon completion of the Velodyne Merger and termination of employment of some of its executives and members of the board, who had accelerated vesting provisions in the event of a change in control. Additionally, the Company recognized $2.4 million of stock-based compensation expense related to accelerated vesting of certain Velodyne restricted stock units, restricted stock awards and performance-based awards upon completion of the Velodyne Merger and termination of employment of some of Velodyne executives.
Note 11. Net Loss Per Common Share
The following table sets forth the computation of basic and diluted net loss per common share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(177,280)	$(32,397)
Denominator:
Weighted average shares used to compute basic and diluted net loss per share	29,411,612	17,090,620
Net loss per common share—basic and diluted	$(6.03)	$(1.90)
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

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	March 31,
	2023	2022
Options to purchase common stock	2,085,665	2,557,768
Public and private common stock warrants	5,231,417	1,599,990
Restricted Stock Units	3,088,938	859,745
Unvested early exercised common stock options	52,435	159,597
ESPP shares pending issuance	251,143	—
Unvested Restricted Stock Awards	422,725	1,165
Total	11,132,323	5,178,265
Note 12. Income Taxes
The Company’s income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in the quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on the deferred tax assets as it is more likely than not that some, or all, of the Company’s deferred tax assets will not be realized. The Company continues to maintain a full valuation allowance against its net deferred tax assets. Due to tax losses and the offsetting valuation allowance, the income tax provision for three months ended March 31, 2023 and 2022, respectively, was not material to the Company’s condensed consolidated financial statements.
Note 13. Revenue
The majority of the Company’s revenue is recognized at a point in time when the customer obtains control of the respective lidar sensor kits. Revenue from the sale of licenses and services was not material for any period presented and, therefore, is not presented separately.
The following table presents total revenues by geographic area based on the location products were shipped to and services provided (in thousands):

	Three Months Ended March 31,
	2023	2022
Americas	$9,904	$3,319
Asia and Pacific	2,669	2,356
Europe, Middle East and Africa	4,657	2,883
Total	$17,230	$8,558
Revenue contract balances
Timing of revenue recognition may differ from the timing of invoicing to customers. An unbilled receivable is recorded in instances when revenue is recognized prior to invoicing, and amounts collected in advance of services being provided are recorded as deferred revenue. Contract assets are generated when contractual billing schedules differ from revenue recognition timing.
Unbilled receivables
A receivable for multi-year licensing services is generally recorded upon invoicing. A receivable for multi-year license contracts is recorded upon delivery, whether or not invoiced, to the extent the Company has an unconditional right to receive payment in the future related to those licenses. The current portion of these unbilled receivables in the amount of $3.4 million, primarily consisting of unbilled receivables from multi-year license contracts, is included in “Accounts receivable, net” on the condensed consolidated balance sheet.

Contract Assets
Contract assets primarily relate to the Company’s rights to consideration under license arrangements when the licenses have been transferred to the customers, but payment is contingent upon a future event, other than the passage of time (i.e. type of unbilled receivable) and for which the Company does not have an unconditional right at the reporting date.
Contract asset also arises when the timing of billing differs from the timing of revenue recognized, such as when revenue is recognized on guaranteed minimum payments at the inception of the contract when there is not yet a right to invoice in accordance with contract terms and payment is contingent upon future event.
Contract Liabilities
Contract liabilities consist of deferred revenue, customer advanced payments and customer deposits. Deferred revenue includes billings in excess of revenue recognized related to product sales, licenses, extended warranty and other services revenue, and is recognized as revenue when the Company performs under the contract. The long-term portion of deferred revenue, mostly related to obligations under license arrangements and extended warranty, is classified as non-current contract liabilities and is included in other non-current liabilities in the Company’s condensed consolidated balance sheets. Customer advanced payments represent required customer payments in advance of product shipments according to customer’s payment term. Customer advance payments are recognized as revenue when control of the performance obligation is transferred to the customer. Customer deposits represent consideration received from a customer which can be applied to future product or service purchases, or refunded.
Contract assets and liabilities are presented net at the individual contract level in the condensed consolidated balance sheet and are classified as current or noncurrent based on the nature of the underlying contractual rights and obligations.

	March 31, 2023	December 31, 2022

Contract liabilities, current
Deferred revenues from licensing arrangements	$4,087	$—
Other contract liabilities	1,878	402

Contract liabilities, long-term portion
Deferred revenues from licensing arrangements	1,802	—
Other contract liabilities	858	342
Total contract liabilities	$8,625	$744

Note 14. Restructuring
In connection with the closing of the Velodyne Merger, the Company undertook actions to reduce operating expenses including a reduction in force that impacted approximately 190 employees and closing its India facility (see Note 9) (collectively, the “Restructuring Initiatives”).
The following table shows the amount incurred and the liability, which is recorded in accrued expenses in the condensed consolidated balance sheets, for Restructuring Initiatives related to one-time employee termination and associated benefits as of March 31, 2023 (in thousands):

March 31, 2023
Beginning balance	$422
Restructuring Initiative expenses related to one-time employee termination and associated benefits	11,830
Amount paid during the period	(9,840)
Ending balance	$2,412

The following table shows the Restructuring Initiatives expenses related to one-time employee termination and associated benefits during the three months ended March 31, 2023 (in thousands):

Three months ended March 31, 2023
Cost of product revenue	$1,080
Research and development	5,269
Sales and marketing	1,762
General and administrative	3,719
Total	$11,830
The following table shows the total stock-based compensation expense associated with these Restructuring Initiatives during the three months ended March 31, 2023 (in thousands):

Three months ended March 31, 2023
Cost of product revenue	$70
Research and development	1,350
Sales and marketing	257
General and administrative	123
Total	$1,800

Note 15. Subsequent events
On April 12, 2023, the Company was notified by the New York Stock Exchange (the “NYSE”) that it was not in compliance with the minimum share price rules because the average closing price of the Company’s common stock, over a consecutive 30 trading-day period, was less than $1.00. Under NYSE rules, the Company had a period of six months from receipt of the NYSE Notification to cure the stock price deficiency and regain compliance with the NYSE’s continued listing standards.
On April 20, 2023, Ouster filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation to effect the one-for-10 Reverse Stock Split of Ouster’s common stock and a corresponding reduction in Ouster’s authorized shares of common stock. The historical share and per share information included herein have been adjusted to reflect the Reverse Stock Split.
On May 1, 2023, the Company received a letter from NYSE indicating that, based upon the calculation of the Company’s average stock price for the 30-trading days ended April 28, 2023, the Company’s stock price was above the NYSE’s minimum share price requirement. Accordingly, the Company is considered to have regained compliance with NYSE’s continued listing standards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the results of operations and financial condition of Ouster, Inc. (“we,” “us,” “our,” the “Company,” “Ouster”) should be read in conjunction with the information set forth in our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q, as well as our audited consolidated financial statements and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Ouster’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 24, 2023. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Ouster’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in Ouster’s Annual Report on Form 10-K dated and filed with the SEC on March 24, 2023, as may be updated from time to time in the Company’s other filings with the SEC.
On April 20, 2023, Ouster filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation to effect a one-for-10 reverse stock split of Ouster’s common stock and a corresponding reduction in Ouster’s authorized shares of common stock (the “Reverse Stock Split”). The historical share and per share information included herein have been adjusted to reflect the Reverse Stock Split.
Unless the context otherwise requires, references in this subsection to “we”, “our”, “Ouster” and “the Company” refer to the business and operations of Ouster, Inc.
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
Our product offering today includes four models of sensors in our OS product line: the hemispherical view OSDome, the ultra-wide field of view OS0, the mid-range OS1, and the long-range OS2. Within our OS sensor models, we offer numerous customization options, all enabled by embedded software. For each of our three models in the OS product line, we offer resolution options of 128 lines vertically (“channels”), 64 channels, or 32 channels, as well as many beam spacing options. We are currently developing our solid-state DF product line, which is a suite of short, mid, and long-range solid-state digital lidar sensors that provide uniform precision imaging without motion blur across an entire field of view. In October 2022, we announced the launch of our newest OS series scanning sensors, REV7, powered by our next-generation L3 chip. REV7 features the all-new OSDome sensor, as well as upgraded OS0, OS1, and OS2 sensors that deliver double the range, enhanced object detection, increased precision and accuracy, and greater reliability. The new REV7 sensors offer performance upgrades that we believe will enhance Ouster’s market opportunity, driven by new opportunities for longer-range and mapping applications.
In January 2023, we announced Ouster Gemini, a software platform for our sensors that provides privacy-safe object detection and tracking capabilities. The Ouster Gemini platform is designed for the smart infrastructure vertical, providing alerts and analytics on the movement of people and vehicles for the intelligent transportation systems (ITS), security, and retail analytics industries.
Following the Velodyne Merger, we added three additional sensor products and a software solution to our portfolio. The VLP-16, VLP32, and VLS-128 lidar sensors expand the price and performance range of our offering, and have a sizeable existing install base. We intend to continue to sell these products when they present a fit for key customer requirements. Blue City is a software-based solution that includes lidar sensors, computing hardware and tailored software for the ITS market. The solution complements our Gemini platform and adds additional software capabilities, such as signal control and traffic analytics for our ITS customers.

We are successfully expanding our manufacturing capacity by outsourcing certain product lines to our manufacturing partner, Benchmark Electronics, Inc. and VLP and VLS products to Fabrinet. Both partners are manufacturing products at their facilities in Thailand, which we expect will reduce our product costs and allow us to rapidly scale production to meet our anticipated product demand.
Merger with Velodyne Lidar, Inc.
On February 10, 2023, the Company completed the Velodyne Merger, which was accounted for as a business combination with the Company being an accounting acquiror. We believe that the combined company will enhance our suite of product offerings, grow our diverse customer base, increase operational efficiencies, improve our path to profitability, and strengthen our future financial position.
For additional information regarding the terms of the Velodyne Merger, see Note 3, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Amazon Warrant
Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon.com, Inc. (“Amazon”), holds a warrant (“Amazon Warrant”) to acquire, following customary antidilution adjustments, up to an aggregate of 3,263,898 shares of our common stock at an exercise price of 50.71 per share. We assumed the Amazon Warrant as part of the Velodyne Merger. The fair value of the Amazon Warrant shares was estimated on February 10, 2023, the date of completion of the Velodyne Merger. The exercise price and the warrant shares issuable upon exercise of the Amazon Warrant are subject to further antidilution adjustments, including in the event we make certain sales of common stock (or securities exercisable or convertible into or exchangeable for shares of our common stock) at a price less than the exercise price of the Amazon Warrant. The Amazon Warrant is subject to vesting; 50% of the unvested Amazon Warrant vested as a result of the Velodyne Merger and the remainder will vest over time based on payments by Amazon or its affiliates to us in connection with Amazon’s purchase of goods and services from us.
Factors Affecting Our Performance
Supply Chain Continuity. Beginning in 2021, a surge in demand for electronics containing semiconductor chips and stockpiling of chips by certain companies created disruptions in the supply chain, which continue to persist and have resulted in a global chip shortage impacting our industry. Some chip manufacturers continue to estimate that this supply shortage may continue through the end of 2023. These chip manufacturers are working to increase capacity in the future, and we are managing our inventory and working closely with our regular suppliers and customers to minimize the potential impacts of any supply shortages including by securing additional inventory. While we do not expect the shortage to have a material near-term impact on our ability to meet existing demand for our current products, the shortage adversely impacted our gross margins for the year ended December 31, 2022 and the three months ended March 31, 2023 and may continue to do so. These constraints have caused and may in the future cause us to implement certain temporary price surcharges. If our mitigating efforts are not successful or the shortage continues or worsens in ways we did not anticipate, our ability to supply or improve our current products as well as our development and rollout of future products could also be adversely affected.
Commercialization of Lidar Applications. We believe that lidar is approaching its inflection point of adoption across our target end market applications, and that we are well-positioned to capitalize on this market adoption. However, as our customers continue research and development projects to commercialize semi-autonomous solutions that rely on lidar technology, it is difficult to estimate the timing of ultimate end market and customer adoption. As a result, we expect that our results of operations, including revenue and gross margins, will continue to fluctuate on a quarterly and annual basis for the foreseeable future. As the market for lidar solutions matures and more customers reach a commercialization phase with solutions that rely on our technology, the fluctuations in our operating results may become less pronounced. In May 2023, the Company announced that it had been awarded a serial production agreement with Motional, a global leader in driverless technology, to be Motional’s exclusive supplier of long-range lidar using the VLS-128 lidar sensor through 2026, and we intend to seek to establish similar relationships with other customers. Nonetheless, our revenue may not grow as we expect unless and until more customers commercialize their products and lidar technology becomes more prevalent across our target end markets.
Number of Customers in Production. For certain strategic customers and markets, our products must be integrated into a broader platform, which then must be tested, validated, and achieve system-level performance and reliability thresholds that enable commercial production and sales. The time necessary for these customers to reach commercial production varies from six months to seven years based on the market and application. For example, the production cycle in the automotive market tends to be substantially longer than in our other target markets, including industrial automation, smart infrastructure and robotics. It is critical to our future success in each of our target end markets that our customers reach commercial production and sales and that they select our products in their commercial production applications. Because the timelines to reach production vary significantly and the revenue generated by each customer in connection with commercial production and sales is unpredictable, it is difficult for us to reliably predict our financial performance.
Customers’ Sales Volumes. Our customer base is diversified and we will continue to penetrate into diverse end markets to increase our sales volumes. Ultimately widespread adoption of our customers’ products that incorporate our lidar solutions will depend on many factors, including the size of our customers’ end markets, end market penetration of our customer’s products that incorporate our digital lidar solutions, our end customers’ ability to sell their products, and the financial stability and reputation of the customers. We believe our sales volume by customer depends on the end market demand for our customers’ products that incorporate our digital lidar solutions.
Average Selling Prices (“ASPs”), Product Costs and Margins. Our product costs and gross margins depend largely on the volumes of sensors sold and the number and variety of solutions we provide to our customers. We expect that our selling prices will vary by target end market and application due to market-specific supply and demand dynamics. We expect to continue to experience some downward pressure on margins from the impact of the Velodyne Merger and related integration activities including the transition of manufacturing of our products to Thailand and excess and obsolete charges. We expect that these customer-specific selling price fluctuations combined with our volume-driven product costs may drive fluctuations in revenue and gross margins on a quarterly basis. However, notwithstanding any short-term price surcharges on our products, we expect that over time our volume-driven product costs will decrease.
Competition. Lidar is an emerging market, and there are many competitors for the growing market. This has created downward pressure on our ASPs, particularly in the Asia and Pacific region. We expect this pressure to continue to push our ASPs lower in the coming years. However, we believe that because of our complementary metal-oxide-semiconductor (“CMOS”) digital lidar technology, we are well-positioned to scale more rapidly than our competitors and leverage our scale to deliver positive gross margins.
Continued Investment and Innovation. We believe that we are a leading digital lidar provider. Our financial performance is significantly dependent on our ability to maintain this leading position, which is further dependent on the investments we make in research and development. We believe it is essential that we continue to identify and respond to rapidly evolving customer requirements, including successfully realizing our product roadmap. If we fail to continue our innovation, our market position and revenue may be adversely affected, and our investments in that area will not be recovered.
Market Trends and Uncertainties. We anticipate robust demand for our digital lidar solution. We estimate a multibillion-dollar total addressable market (“TAM”) for our solutions in the near future. We define our TAM as automation applications in the industrial, smart infrastructure, robotics and automotive end markets where we actively engage and maintain customer relationships. Each of our target markets is potentially a significant global opportunity, and these markets have historically been underserved by limited or inferior technology or not served at all. We believe we are well-positioned in our market as a leading provider of high-resolution digital lidar sensors.
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
International Expansion. We view international expansion as an important element of our strategy to increase revenue and achieve profitability. We continue to position ourselves in geographic markets that we expect to serve as important sources of future growth. We have an existing presence in three regions: Americas; Asia and Pacific; and Europe, Middle East and Africa. We intend to expand our presence in these regions over time including through distribution partnerships. Expanded global reach will require continued investment and may expose us to additional foreign currency risk, international taxes and tariffs, legal obligations and additional operational costs, risks and challenges that may impact our ability to meet our projected sales volumes, revenue and gross margins.

Components of Results of Operations
Revenue
The majority of our revenue comes from the sale of our lidar sensors and accessories both directly to end users and through distributors both domestically and internationally. We recognize revenue from product sales when the performance obligation of transferring control of the product to the customer has been met, generally when the product is shipped. We also recognize revenue by performing services related to product development, validation, maintenance under our extended warranty contracts and shipping; however, we do not expect product development and validation and license and services to be material components of revenue, cost of revenue or gross margin in the foreseeable future. Performance obligations related to services are generally recognized over time, based on cost-to-cost input basis or straight-line over time. Amounts billed to customers related to shipping and handling are classified as revenue, and we have elected to recognize the cost of shipping activities that occur after control has transferred to the customer as a fulfillment cost rather than a separate performance obligation. All related costs are accrued and recognized within cost of revenue when the related revenue is recognized.
Most of our customers are innovators and early technology adopters incorporating our products into their solutions. Currently, our product revenue consists of both customers ordering small volumes of our products that are in an evaluation phase and customers that order larger volumes of our products and have more predictable long-term production schedules. However, we believe we are still at the very beginning of the lidar adoption curve, and some customers are still learning their ramp rates which can impact the timing of purchase orders quarter to quarter. As we grow our business, we expect to improve predictability into our customers’ needs and timelines, and expect the timing of orders will have a less notable impact on our quarterly results.
Cost of Revenue
Cost of revenue consists of the manufacturing cost of our digital lidar sensors, which primarily consists of sensor components, personnel-related expenses, including salaries, benefits, and stock-based compensation directly associated with our manufacturing organization, and amounts paid to our third-party contract manufacturer and vendors. Our cost of revenue also includes depreciation of manufacturing equipment, amortization of intangible assets, an allocated portion of overhead, facility and IT costs, warranty expenses, excess and obsolete inventory and shipping costs.
Gross Profit and Gross Margin
Our gross profit equals total revenues less our total cost of revenues, and our gross margin is our gross profit expressed as a percentage of total revenue. Subject to quarterly fluctuations and volatility, we expect unit costs to decline as we manufacture higher unit volumes of sensors and a greater portion of our sensors are produced by our contract manufacturers in Thailand.
Operating Expenses
Research and Development Expenses
Research and development (“R&D”) activities are primarily conducted at our San Francisco based headquarters and our additional R&D facilities in Scotland, Canada and San Jose and consist of the following activities:
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
R&D expenses consist of personnel-related expenses, including salaries, benefits, and stock-based compensation, for all personnel directly involved in R&D activities, third-party engineering and contractor costs, prototype expenses, amortization of intangible assets, and an allocation of shared overhead costs including facilities, utilities and IT-related costs that support research and development activities.

R&D costs are expensed as they are incurred. Our investment in R&D will continue to grow as we invest in new lidar technology and related software. Our absolute amount of R&D expenses will grow over time; however, we expect R&D as a percentage of revenue to decrease over time as our business grows.
Sales and Marketing Expenses
Our business development, customer support and marketing teams are located in offices worldwide. Selling and marketing expenses consist of personnel-related expenses, including salaries, benefits, and stock-based compensation, for all personnel directly involved in business development, customer support, and marketing activities, and marketing expenses including trade shows, advertising, and demonstration equipment. Sales and marketing expenses also include amortization expense of intangible assets related to customer relationships associated with the acquisitions. We have experienced additional sales and marketing expenses as a result of our global expansion, and expect sales and marketing spend as a percentage of revenue to decrease over time as our business grows.
General and Administrative Expenses
General and administrative expenses consist of personnel-related expenses, including salaries, benefits, and stock-based compensation, of our executives and members of the board of directors, finance, human resources, an allocation of shared overhead costs including facilities, utilities and IT-related costs that support general and administrative activities, as well as amortization of intangible assets, fees related to legal fees, patent prosecution, accounting, finance and professional services, as well as insurance and bank fees. Our absolute amount of general and administrative expenses will grow over time; however, we expect the general and administrative spend as a percentage of revenue to decrease over time as our business grows. We have experienced and may in the near term experience additional increases in general and administrative expenses related to legal, accounting, finance and professional services costs associated with the Velodyne Merger, litigation activities, hiring more personnel and consultants to support our growing international expansion and compliance with the applicable provisions of the Sarbanes-Oxley Act (“SOX”) and other SEC rules and regulations as a result of being a public company.
Goodwill impairment charges
As part of our interim goodwill impairment assessment during the three months ended March 31, 2023, we recorded goodwill impairment charges of approximately $99.4 million. These charges were primarily driven by the decrease on the Company’s market capitalization during the period. Our goodwill impairment analysis includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value, a significant and sustained decline in our stock price and market capitalization could result in additional material goodwill impairment charges in the future. During times of financial market volatility, significant judgment is used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. As of March 31, 2023, remaining goodwill balance was $67.3 million. Impairment charges, if any, resulting from the periodic testing are non-cash. No goodwill impairment charges were recognized during the year ended December 31, 2022.
Interest Income, Interest Expense, and Other Income , Net
Interest income consists primarily of income earned on our cash and cash equivalents. These amounts will vary based on our cash and cash equivalents balances in interest bearing deposit accounts and market rates. Interest expense consists primarily of interest on our debt and amortization of debt issuance costs and discounts. Other income , net consists primarily of realized and unrealized gains and losses on foreign currency transactions and balances, realized gains and losses related to sales of our available-for-sale investments, the change in fair value of the private placement warrant liability.
Income Taxes
Our income tax provision consists of federal, state and foreign current and deferred income taxes. Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in the quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on deferred tax assets as it is more likely than not that some, or all, of our deferred tax assets will not be realized. We continue to maintain a full valuation allowance, excluding specific balances due to the Velodyne Merger, against our net deferred tax assets. Income tax provision for the three months ended March 31, 2023 and 2022, respectively, was not material to the Company’s condensed consolidated financial statements.

Results of Operations:
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following table sets forth our condensed consolidated results of operations data for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Revenue	$17,230	$8,558
Cost of revenue(1)	17,606	5,967
Gross profit	(376)	2,591
Operating expenses(1):
Research and development	32,459	15,906
Sales and marketing	13,533	7,090
General and administrative	31,325	13,783
Goodwill impairment charges	99,409	—
Total operating expenses	176,726	36,779
Loss from operations	(177,102)	(34,188)
Other (expense) income:
Interest income	1,719	154
Interest expense	(1,669)	—
Other income, net	54	1,684
Total other income, net	104	1,838
Loss before income taxes	(176,998)	(32,350)
Provision for income tax expense	282	47
Net loss	$(177,280)	$(32,397)

The following table sets forth the components of our condensed consolidated statements of operations and comprehensive loss data as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(% of total revenue)
Revenue	100%	100%
Cost of revenue(1)	102	70
Gross profit	(2)	30
Operating expenses (1):
Research and development	188	186
Sales and marketing	79	83
General and administrative	182	161
Goodwill impairment charges	577	0
Total operating expenses	1026	430
Loss from operations	(1029)	(400)
Other (expense) income:
Interest income	10	2
Interest expense	(10)	—
Other income, net	0	20
Total other expense, net	1	22
Loss before income taxes	(1028)	(378)
Provision for income tax expense	2	1
Net loss	(1030)%	(379)%
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Cost of revenue	$774	$217
Research and development	7,505	3,761
Sales and marketing	2,881	1,524
General and administrative	10,620	3,248
Total stock-based compensation	$21,780	$8,750

Comparison of the three months ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,		Change	Change
	2023	2022	$	%
	(dollars in thousands)
Revenue by geographic location:
Americas	$9,904	$3,319	$6,585	198%
Asia and Pacific	2,669	2,356	313	13
Europe, Middle East and Africa	4,657	2,883	1,774	62
Total	$17,230	$8,558	$8,672	101%
Revenue
Revenue increased by $8.7 million, or 101%, to $17.2 million for the three months ended March 31, 2023 from $8.6 million for the comparable period in the prior year. The increase in revenue was driven by the increase in volume that was largely due to the Velodyne Merger. In addition, the Company launched the REV7 sensors and realized higher sensor revenues in 2023.
Geographic Locations
Revenue increased across the geographic regions of Americas; Asia and Pacific; and Europe, Middle East and Africa as compared to the comparable period in the prior year. The revenue increases in those geographic regions were primarily attributable to the Velodyne Merger and our continued focus and investment in our global sales team and an expansion in the demand of our sensors during the three months ended March 31, 2023.
Cost of Revenue

	Three Months Ended March 31,		Change	Change
	2023	2022	$	%
	(dollars in thousands)
Cost of revenue	$17,606	$5,967	$11,639	195%
Cost of revenue increased by $11.6 million, or 195%, to $17.6 million for the three months ended March 31, 2023 from $6.0 million for the comparable period in the prior year. The increase in cost of revenue was primarily attributable to the Velodyne Merger, which increased revenues and costs.
Operating Expenses

	Three Months Ended March 31,		Change	Change
	2023	2022	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$32,459	$15,906	$16,553	104%
Sales and marketing	13,533	7,090	6,443	91
General and administrative	31,325	13,783	17,542	127
Goodwill impairment charges	99,409	—	99,409	*
Total operating expenses:	$176,726	$36,779	$139,947	381%
*Not meaningful
Research and Development
Research and development expenses increased by $16.6 million, or 104%, to $32.5 million for the three months ended March 31, 2023 from $15.9 million for the comparable period in the prior year. The increase was primarily attributable to the Velodyne Merger, which increased the headcount expenses and other costs.

Sales and Marketing
Sales and marketing expenses increased by $6.4 million, or 91%, to $13.5 million for the three months ended March 31, 2023 from $7.1 million for the comparable period in the prior year. The increase was primarily attributable to the Velodyne Merger, which increased the headcount expenses and other costs.
General and Administrative
General and administrative expenses increased by $17.5 million, or 127%, to $31.3 million for the three months ended March 31, 2023 from $13.8 million for the comparable period in the prior year. The increase was primarily attributable to the Velodyne Merger, which increased the headcount expenses and other costs.
Goodwill Impairment Charges
Goodwill impairment charges were $99.4 million for the three months ended March 31, 2023 for the reasons described above under “Goodwill impairment charges”. There were no goodwill impairment charges during the three months ended March 31, 2022.
Interest Income, Interest Expense and Other Income, Net

	Three Months Ended March 31,		Change	Change
	2023	2022	$	%
	(dollars in thousands)
Interest income	$1,719	$154	$1,565	1016%
Interest expense	(1,669)	—	(1,669)	*
Other income, net	54	1,684	(1,630)	(97)
*Not meaningful
The increase in interest income was primarily attributable to a higher average cash and cash equivalent balances driven by additions through the Velodyne Merger transaction.
Interest expense was $1.7 million for the three months ended March 31, 2023 and related to term loan borrowings and amortization of debt issuance costs and discount under our Loan Agreement (as defined below). There was no interest expense during the three months ended March 31, 2022 as we did not have outstanding debt in that period.
Other income, net was $0.1 million for the three months ended March 31, 2023 compared to $1.7 million for the comparable period in the prior year. We recorded a gain of $0.1 million and $1.7 million for the fair value change of the private placement warrant liability during the three months ended March 31, 2023 and 2022, respectively.
Income Taxes
We were subject to income taxes in the United States, California, and miscellaneous foreign jurisdictions for the three months ended March 31, 2023 and 2022. Our income tax expense for three months ended March 31, 2023 and 2022 was not material to our condensed consolidated financial statements.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and short-term investments funded through the Velodyne Merger, cash generated from revenues, sales of common stock under our at-the market equity offering program and proceeds from our Loan Agreement with Hercules Capital, Inc.
On April 29, 2022, we entered into an open market sale agreement with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. (the “ATM Agreement”), pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $150.0 million under an “at-the-market” equity offering program. Subject to the terms and conditions of the agreement, we may sell the shares in amounts and at times to be determined by us but we are under no obligation to sell any of the shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common stock, capital needs and determinations by us of the appropriate sources of funding. During the three months ended March 31, 2023, we did not sell any stock under the ATM Agreement. The remaining availability under the ATM Agreement as of March 31, 2023 is approximately $133.2 million. We previously suspended the ATM Agreement; however we no longer consider the program to be suspended and may elect to make sales under the ATM Agreement in the future. We currently intend to use the net proceeds from the sale of shares pursuant to the ATM Agreement for working capital and general corporate purposes.
For a description of our Loan Agreement with Hercules Capital, Inc., see Note 6, Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report.
Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, public company costs and general corporate needs. We expect these needs to continue as we develop and grow our business.
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the condensed consolidated balance sheet as of March 31, 2023, while others are considered future commitments. Our contractual obligations primarily consist of non-cancelable purchase commitments with various parties to purchase goods or services, primarily inventory, entered into in the normal course of business and operating leases. For information regarding our other contractual obligations, refer to Note 8 , Commitments and Contingencies and Part II, Item 7 of our Annual Report on Form 10-K as filed with the SEC on March 24, 2023.
As of March 31, 2023, the Company’s existing sources of liquidity included cash, cash equivalents and short-term investments of $256.7 million. The Company has incurred losses and negative cash flows from operations for several years. If the Company continues to incur losses in the future, it may need to improve liquidity and raise additional capital through the issuance of equity, including under the ATM Agreement, and/or debt. This is subject, to a certain extent, to general economic, financial, competitive, regulatory, and other factors that are beyond our control and there can be no assurance that the Company would be able to raise such capital. Nevertheless, management believes that the Company’s existing sources of liquidity will be adequate to fund its operations for at least twelve months from the date the unaudited condensed consolidated financial statements in this Quarterly Report were available for issuance.
Cash Flow Summary
The following table summarizes our cash flows from continuing operations for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$(53,012)	$(21,827)
Investing activities	$46,277	$(141)
Financing activities	$18	$119
Operating Activities
During the three months ended March 31, 2023, operating activities used $53.0 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $177.3 million, impacted by our non-cash charges of $133.1 million primarily consisting of goodwill impairment charges of $99.4 million, depreciation and amortization of $6.2 million, loss on write-off of construction in progress and right-of-use asset impairment of $1.4 million, stock-based compensation of $21.8 million, change in right-of-use asset of $1.1 million and inventory write down of $2.8 million. The changes in our operating assets and liabilities of $8.9 million were primarily due to an increase in accounts receivable of $3.5 million, increase in inventory of $2.3 million, a decrease in accounts payable of $5.5 million and an increase in accrued and other liabilities of $9.2 million.
During the three months ended March 31, 2022, operating activities used $21.8 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $32.4 million, impacted by our non-cash charges of $10.1 million primarily consisting of stock-based compensation of $8.8 million, a $1.7 million change in fair value of warrant liabilities, depreciation and amortization of $2.4 million. The changes in our operating assets and liabilities of $0.4 million were primarily due to an increase in inventories of $4.4 million, decrease in prepaid expenses and other assets of $2.5 million, an increase of accounts payable of $4.8 million and a decrease in accrued and other current liabilities of $2.3 million.
Investing Activities
During the three months ended March 31, 2023, cash from investing activities was $46.3 million, which was attributed primarily to the Velodyne Merger and proceeds from sales of short-term investments.

During the three months ended March 31, 2022, cash used in investing activities was $0.1 million, which was related to purchases of property, plant and equipment, partially offset by sales of property and equipment.
Financing Activities
Financing activities for the three months ended March 31, 2023 and 2022, respectively, were not material.

Critical Accounting Estimates
Our critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to our critical accounting policies since the filing of our Annual Report on Form 10-K for the year ended December 31, 2022 except for the revision in our revenue policies and addition of investments as a significant accounting policy, both in connection with Velodyne Merger, which is described in Note 2 – Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
As of March 31, 2023, We had cash and cash equivalents and short-term investments of approximately $256.7 million, out of which $17.4 million consisted of institutional money market funds, $121.4 million commercial paper, and $19.5 million corporate debt and U.S. government agency securities which carries a degree of interest rate risk. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes.
These investments are subject to interest rate risk, as sharp increases in market interest rates could have an adverse impact on their fair value. Although the fair values of these instruments can fluctuate, we believe that the short-term, highly liquid nature of these investments, and our ability to hold these instruments to maturity, reduces our risk for potential material losses. A hypothetical 100 basis point change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.
In addition, our operating results are subject to risk from interest rate fluctuations on borrowings under our Loan Agreement, which carry variable interest rates. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Because our borrowings under our Loan Agreement bear interest at variable rates, we are exposed to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of March 31, 2023, we had $39.9 million of variable rate debt outstanding under our Loan Agreement. Based upon a sensitivity analysis of our debt levels on March 31, 2023, an increase or decrease of 1% point in the effective interest rate would cause an increase or decrease in interest expense of approximately $0.4 million over the next 12 months. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023 due to the material weaknesses in our internal control over financial reporting described below.

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
Remediation Measures Taken
We have taken several measures to design and implement controls to improve our internal control over financial reporting and continue to make progress towards establishing an effective internal control framework to remediate the foregoing material weaknesses. Our efforts have included the following:
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
Changes in Internal Control over Financial Reporting
Aside from continuing to make progress on the remediation measures described above, there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we have been and may again become involved in legal proceedings arising in the ordinary course of our business. On April 11, 2023, the Company filed two separate complaints against Hesai Group. First, the Company filed a complaint with the United States International Trade Commission (the “Commission”) pursuant to 19 U.S.C. § 1337 (“Section 337”) requesting that the Commission institute an investigation relating to the unlawful importation, sale for importation, and/or sale after importation into the United States by Hesai Group, Hesai Technology Co., Ltd., and Hesai Inc. (collectively “Hesai”) of certain LiDAR (Light Detection and Ranging) systems and/or components thereof. The complaint alleges that Hesai’s LiDAR products, including the QT, XT, and/or AT128 products, infringe certain claims of the Company’s patents. The complaint seeks the issuance of a permanent exclusion order and cease and desist order. On May 11, 2023, the Commission decided to institute an investigation based on Ouster’s complaint. An Administrate Law Judge will now be assigned to the case and will set a schedule and an evidentiary hearing date.
Second, on April 11, 2023, the Company filed a complaint for patent infringement on the same patents in the District of Delaware against Hesai Group and Hesai Technology Co., Ltd. This complaint seeks monetary damages as well as the issuance of a permanent injunction. Currently, there is no deadline set for the defendants’ responses to this complaint.
See Part I, Item 1 “Financial Statements (Unaudited) - Note 8, Commitments and Contingencies” for a discussion of other material legal proceedings.
Item 1A. Risk Factors
Investing in our securities involves a high degree of risk. You should carefully consider the risks described under the heading “Risk Factors” in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“2022 Form 10-K”), the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes, as well as our other public filings with the SEC, before deciding to invest in our securities. There have been no material changes to the Company’s risk factors previously disclosed in our 2022 Form 10-K. The occurrence of any of the events described therein could harm our business, financial condition, results of operations, liquidity or prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
We did not sell any securities during the three months ended March 31, 2023 that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
We did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act during the three months ended March 31, 2023.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.
Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference

		Form	File No.	Exhibit	Filing Date	Filed/ Furnished herewith
2.1†	Agreement and Plan of Merger, dated as of December 21, 2020, by and among the Company, Beam Merger Sub, Inc. and Ouster, Inc.	S-4/A	333-251611	2.1	2/10/2021
2.2†	Agreement and Plan of Merger, dated November 4, 2022, by and among Velodyne Lidar, Inc., Ouster, Inc., Oban Merger Sub, Inc. and Oban Merger Sub II LLC.	8-K	001-39463	2.1	11/7/2022
3.1	Certificate of Incorporation of Ouster, Inc.	S-4 POS	333-251611	3.1	3/10/2021
3.2.	Certificate of Amendment to Certificate of Incorporation of Ouster, Inc.	8-K	001-39463	3.1	4/20/2023
3.3	Bylaws of Ouster, Inc.	S-4 POS	333-251611	3.2	3/10/2021
4.1	Warrant Agreement, dated October 14, 2018, by and between Continental Stock Transfer & Trust Company and Velodyne Lidar, Inc.	8-K	001-38703	4.1	10/18/2018
4.2	Warrant to Purchase Common Stock of Velodyne Lidar, Inc., by and between Velodyne Lidar, Inc. and Amazon.com NV Investment Holdings LLC, dated as of February 4, 2022	8-K	001-38703	4.1	2/7/2022
10.1	Third Amendment to Loan and Security Agreement, dated February 10, 2023, by and among Ouster, Inc., Hercules Capital, Inc., and the lenders and guarantors party thereto.	8-K	001-39463	10.1	2/10/2023
10.2	Executive Employment Agreement by and between Velodyne Lidar, Inc. and Mark Weinswig, dated May 3, 2022	10-Q	001-38703	10.1	11/9/2022
10.3	Velodyne Lidar, Inc. 2020 Equity Incentive Plan	8-K	001-38703	10.2	10/5/2020
10.4	Form of Stock Option Agreement under the Velodyne Lidar, Inc. 2020 Equity Incentive Plan	8-K	001-38703	10.5	10/5/2020
10.5	Form of Stock Option Agreement under the Velodyne Lidar, Inc. 2020 Equity Incentive Plan	S-8	333-269748	99.1(b)	2/14/2023
10.6	Transaction Agreement, by and between Velodyne Lidar, Inc. and Amazon.com, Inc., dated as of February 4, 2022.	8-K	001-38703	10.1	2/7/2022
10.7	Form of Severance and Change in Control Agreement of Velodyne Lidar, Inc.	8-K	001-38703	10.1	6/14/2021
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
____________

†	The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ouster, Inc.
Date: May 12, 2023	By:	/s/ Mark Weinswig
	Name:	Mark Weinswig
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)