Form 10-Q
period 2023-06-30
Ouster, Inc.
filed 2023-08-14
CIK 1816581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of August 9, 2023, the registrant had 39,501,552 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Ouster, Inc. (the “Company”, “Ouster,” or “we”) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding the anticipated benefits of and costs associated with the Velodyne Merger (as defined herein) and related restructuring initiatives; Ouster’s expectations surrounding the Velodyne Merger and its ability to grow the Company’s sales and bolster the Company’s financial position; Ouster’s ability to grow its sales and marketing organization; expected contractual obligations and capital expenditures; the capabilities of and demand for Ouster’s products; Ouster’s anticipated new product launches and developments; Ouster’s future results of operations and financial position; industry and business trends; the remediation of material weaknesses; potential disruptions in Ouster’s supply chain and risks of inventory obsolescence; Ouster’s expectations regarding the Hesai intellectual property patent infringement cases; the impact of market conditions and other macroeconomic factors on Ouster’s business, financial condition and results of operation; Ouster’s future business strategy, plans, distribution partnerships, market growth and its objectives for future operations; and Ouster’s competitive market position within its industry, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” “aim,” “forecast,” “should,” “can have,” “likely,” and similar expressions are intended to identify forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and trends that it believes may affect its financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions that may cause actual results to differ materially from those that Ouster expected, including, but not limited to, Ouster’s limited operating history and history of losses; its ability to successfully integrate its business with Velodyne and achieve the anticipated benefits and synergies of the Velodyne Merger; substantial research and development costs needed to develop and commercialize new products; fluctuations in its operating results; Ouster’s ability to maintain competitive average selling prices or high sales volumes or reduce product costs; conditions in its customers’ industries; the competitive environment in which Ouster operates; the negotiating power and product standards of its customers; the creditworthiness of Ouster’s customers; the ability of its lidar technology roadmap and new software solutions to catalyze growth; the selection of Ouster’s products for inclusion in target markets; risks of product delivery problems or defects; costs associated with product warranties; Ouster’s future capital needs and ability to secure additional capital on favorable terms or at all; inaccurate forecasts of market growth; Ouster’s ability to manage growth; Ouster’s ability to grow its sales and marketing organization; risks related to acquisitions; risks related to international operations and compliance; cancellation or postponement of contracts or unsuccessful implementations; Ouster’s ability to maintain inventory and the risk of inventory write-downs; its ability to use tax attributes; Ouster’s dependence on key third-party suppliers, in particular Benchmark Electronics, Inc. and Fabrinet; supply chain constraints and challenges; Ouster’s ability to recruit and retain key personnel; Ouster’s ability to effectively respond to evolving regulations and standards; Ouster’s ability to adequately protect and enforce its intellectual property rights, including as relates to Hesai; risks related to operating as a public company; and other important factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, that are further updated from time to time in the Company’s other filings with the Securities and Exchange Commission (the “SEC”) that may cause its actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OUSTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$91,237	$122,932
Restricted cash, current	528	257
Short-term investments	133,176	—
Accounts receivable, net	15,106	11,233
Inventory	27,812	19,533
Prepaid expenses and other current assets	12,565	8,543
Total current assets	280,424	162,498
Property and equipment, net	12,739	9,695
Unbilled receivable, long-term portion	7,433	—
Operating lease, right-of-use assets	21,069	12,997
Goodwill	—	51,152
Intangible assets, net	27,951	18,165
Restricted cash, non-current	1,090	1,089
Other non-current assets	3,079	541
Total assets	$353,785	$256,137
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,296	$8,798
Accrued and other current liabilities	39,843	17,071
Contract liabilities	9,776	402
Operating lease liability, current portion	7,317	3,221
Total current liabilities	67,232	29,492
Operating lease liability, long-term portion	22,455	13,400
Debt	40,135	39,574
Contract liabilities, long-term portion	5,264	342
Other non-current liabilities	1,708	1,710
Total liabilities	136,794	84,518
Commitments and contingencies (Note 8 )
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized at June 30, 2023 and December 31, 2022; 39,320,715 and 18,658,799 issued and outstanding at June 30, 2023 and December 31, 2022, respectively.	39	19
Additional paid-in capital	959,111	613,665
Accumulated deficit	(741,929)	(441,916)
Accumulated other comprehensive loss	(230)	(149)
Total stockholders’ equity	216,991	171,619
Total liabilities and stockholders’ equity	$353,785	$256,137

The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$19,396	$10,329	$36,626	$18,887
Cost of revenue	19,210	7,547	36,816	13,514
Gross (loss) profit	186	2,782	(190)	5,373
Operating expenses:
Research and development	26,447	15,893	58,906	31,799
Sales and marketing	11,666	7,563	25,199	14,653
General and administrative	17,842	12,515	49,167	26,298
Goodwill impairment charges	67,266	—	166,675	—
Total operating expenses	123,221	35,971	299,947	72,750
Loss from operations	(123,035)	(33,189)	(300,137)	(67,377)
Other (expense) income:
Interest income	2,245	344	3,964	498
Interest expense	(1,728)	(444)	(3,397)	(444)
Other income (expense), net	(165)	5,326	(111)	7,010
Total other income, net	352	5,226	456	7,064
Loss before income taxes	(122,683)	(27,963)	(299,681)	(60,313)
Provision for income tax expense	50	37	332	84
Net loss	$(122,733)	$(28,000)	$(300,013)	$(60,397)
Other comprehensive loss
Changes in unrealized loss on available for sale securities	(74)	—	(24)	—
Foreign currency translation adjustments	23	(76)	(57)	(88)
Total comprehensive loss	$(122,784)	$(28,076)	$(300,094)	$(60,485)
Net loss per common share, basic and diluted	$(3.19)	$(1.60)	$(8.84)	$(3.49)
Weighted-average shares used to compute basic and diluted net loss per share	38,448,241	17,505,736	33,937,505	17,296,583
The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2022	18,658,799	$19	$613,665	$(441,916)	$(149)	$171,619
Issuance of common stock upon Velodyne Merger	19,483,269	20	306,582	—	—	306,602
Issuance of common stock upon exercise of stock options	10,007	—	18	—	—	18
Issuance of common stock upon vesting of restricted stock	568,675	—	—	—	—	—
Repurchase of common stock	(3,753)	—	—	—	—	—
Vesting of early exercised stock options	—	—	27	—	—	27
Stock-based compensation expense	—	—	21,780	—	—	21,780
Net loss	—	—	—	(177,280)	—	(177,280)
Other Comprehensive loss	—	—	—	—	(30)	(30)
Balance — March 31, 2023	38,716,997	39	942,072	(619,196)	(179)	322,736
Common Stock adjustment reflected as a result of the one-for-10 reverse stock split effectuated on April 6, 2023	85,893	—	—	—	—	—
Issuance of common stock upon exercise of stock options	69,080	—	131	—	—	131
Issuance of common stock upon vesting of restricted stock	385,865	—	—	—	—	—
Issuance of common stock to employees under employee stock purchase plan	62,880	—	310	—	—	310
Common stock warrants issuable to customer	—	—	61	—	—	61
Vesting of early exercised stock options	—	—	71	—	—	71
Stock-based compensation expense	—	—	16,466	—	—	16,466
Net loss	—	—	—	(122,733)	—	(122,733)
Other Comprehensive loss	—	—	—	—	(51)	(51)
Balance — June 30, 2023	39,320,715	39	959,111	(741,929)	(230)	216,991

	Common Stock			Additional Paid-in- Capital		Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2021	17,220,042	$17		$564,045		$(303,356)	$(6)	260,700
Issuance of common stock upon exercise of stock options	82,270	—		209		—	—	209
Issuance of common stock upon vesting of restricted stock - net of tax withholding	81,249	—		(59)		—	—	(59)
Repurchase of common stock	(23,311)	—		(31)		—	—	(31)
Vesting of early exercised stock options	—	—	—	19		—	—	19
Stock-based compensation expense	—	—		8,750		—	—	8,750
Net loss	—	—		—		(32,397)	—	(32,397)
Other comprehensive loss	—	—		—		—	(12)	(12)
Balance — March 31, 2022	17,360,250	17		572,933		(335,753)	(18)	237,179
Proceeds from at-the-market offering, net of commissions and fees of $451 and issuance costs of $546	674,934	1		14,021		—	—	14,022
Issuance of common stock upon exercise of stock options	23,424	—		45		—	—	45
Issuance of common stock upon exercise of restricted stock awards	95,086	—		—		—	—	—
Repurchase of common stock	(5,730)	—		(12)		—	—	(12)
Vesting of early exercised stock options	—	—		52		—	—	52
Cancellation of Sense acquisition shares	(5,513)	—		(358)		—	—	(358)
Stock-based compensation expense	—	—		8,119		—	—	8,119
Net loss	—	—		—		(28,000)	—	(28,000)
Other Comprehensive loss	—	—		—		—	(76)	(76)
Balance — June 30, 2022	18,142,451	$18		$594,800	594,800	$(363,753)	$(94)	$230,971

The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(300,013)	$(60,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment charges	166,675	—
Depreciation and amortization	10,605	4,739
Loss on write-off of construction in progress and right-of-use asset impairment	1,423	—
Stock-based compensation	38,246	16,869
Reduction of revenue related to stock warrant issued to customer	61	—
Change in right-of-use asset	2,012	1,358
Interest expense	889	402
Amortization of debt issuance costs and debt discount	125	42
Accretion or amortization on short-term investments	(2,097)	—
Change in fair value of warrant liabilities	(126)	(7,134)
Inventory write down	5,065	447
Provision for doubtful accounts	541	—
Gain from disposal of property and equipment	(248)	(100)
Changes in operating assets and liabilities, net of acquisition effects:
Accounts receivable	3,420	1,341
Inventory	(3,644)	(10,180)
Prepaid expenses and other assets	(1,126)	(1,957)
Accounts payable	(1,741)	1,094
Accrued and other liabilities	(4,779)	(329)
Contract liabilities	759	—
Operating lease liability	(2,525)	(1,588)
Net cash used in operating activities	(86,478)	(55,393)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	560	275
Purchases of property and equipment	(1,973)	(1,277)
Purchase of short-term investments	(48,554)	—
Proceeds from sales of short-term investments	72,481	—
Cash and cash equivalents acquired in the Velodyne Merger	32,137	—
Net cash provided by (used in) investing activities	54,651	(1,002)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	—	(43)
Proceeds from ESPP purchase	310	—
Proceeds from exercise of stock options	150	252
Proceeds from borrowings, net of debt discount and issuance costs	—	19,077
Proceeds from the issuance of common stock under at-the-market offering, net of commissions and fees	—	14,568
At-the-market offering costs for the issuance of common stock	—	(196)
Taxes paid related to net share settlement of restricted stock units	—	(59)
Net cash provided by financing activities	460	33,599
Effect of exchange rates on cash and cash equivalents	(56)	(88)
Net decrease in cash, cash equivalents and restricted cash	(31,423)	(22,884)
Cash, cash equivalents and restricted cash at beginning of period	124,278	184,656
Cash, cash equivalents and restricted cash at end of period	$92,855	$161,772

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
SUPPLEMENTAL DISCLOSURES OF OPERATING ACTIVITIES:
Cash paid for interest	$2,832	$184
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accrued liabilities	$386	$45
Common stock shares issued in the Velodyne Merger	$297,425	$—
Common stock warrants issued in the Velodyne Merger	$9,177	$—
Right-of-use assets obtained in exchange for operating lease liability	$—	$571

The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 – Description of Business and Basis of Presentation
Description of Business
Ouster, Inc. was incorporated in the Cayman Islands on June 4, 2020 as “Colonnade Acquisition Corp.” (“CLA”). Following the closing of the business combination in March 2021, the Company domesticated as a Delaware corporation and changed its name to “Ouster, Inc.” The Company’s prior operating subsidiary, Ouster Technologies, Inc. (“OTI” and prior to the Merger (as defined below)), was incorporated in the state of Delaware on June 30, 2015. The Company is a leading provider of high-resolution digital lidar sensors that offer advanced 3D vision to machinery, vehicles, robots, and fixed infrastructure assets, allowing each to understand and visualize the surrounding world and ultimately enabling safe operation and ubiquitous autonomy. Unless the context otherwise requires, references in this subsection to “the Company” refer to the business and operations of OTI (formerly known as Ouster, Inc.) and its consolidated subsidiaries prior to the Merger (as defined below) and to Ouster, Inc. (formerly known as CLA) and its consolidated subsidiaries following the consummation of the Merger.
CLA, the Company’s legal predecessor, was originally a blank check company incorporated as a Cayman Islands exempted company on June 4, 2020. CLA was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On March 11, 2021, CLA consummated a merger (the “Merger”) with OTI pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated as of December 21, 2020. The Merger was accounted for as a reverse recapitalization, CLA is treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of the Company represent a continuation of the financial statements of OTI with the Merger being treated as the equivalent of OTI issuing stock for the net assets of CLA, accompanied by a recapitalization whereby no goodwill or other intangible assets are recorded. Transactions and balances prior to the Merger are those of OTI.
On February 10, 2023, the Company completed the merger with Velodyne Lidar, Inc., a Delaware corporation (“Velodyne”) pursuant to the terms of the Agreement and Plan of Merger (the “Velodyne Merger Agreement”) with Velodyne, Oban Merger Sub, Inc. (“Merger Sub I”) and Oban Merger Sub II LLC (“Merger Sub II”) (the “Velodyne Merger”) dated as of November 4, 2022, accounted for as a business combination with the Company being an accounting acquiror (Note 3).
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
As of June 30, 2023, the Company’s existing sources of liquidity included cash, cash equivalents and short-term investments of $224.4 million. The Company has incurred losses and negative cash flows from operations for several years. If the Company continues to incur losses in the future, it may need to improve liquidity and raise additional capital through the issuance of equity and/or debt. There can be no assurance that the Company would be able to raise such capital. However, management believes that the Company’s existing sources of liquidity are adequate to fund its operations for at least twelve months from the date the condensed consolidated financial statements were available for issuance.
Note 2 – Summary of Significant Accounting Policies
During the six months ended June 30, 2023, there were no significant changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2023, except for the changes described below. The Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.
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
4) Allocate the transaction price to performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”). In the three and six months ended June 30, 2023 and 2022, respectively, the Company did not have a material volume of contracts that required the allocation of transaction price to multiple performance obligations.
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
Product Warranties
The Company provides standard product warranties for a term of typically one to two years depending on the product to ensure that its products comply with agreed-upon specifications. Standard warranties are considered to be assurance type warranties and are not accounted for as separate performance obligations. The Company also provides service type extended warranties for an additional term ranging up to two additional years. For service type extended warranty contracts, the Company allocates revenue to this performance obligation on a relative standalone selling price basis and recognizes the revenue on a ratable basis over time during the effective period of the services.
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
For awards granted to a customer, which are not in exchange for distinct goods or services, the fair value of the awards earned based on service or performance conditions is recorded as a reduction of the transaction price. Accordingly, when Amazon purchases goods or services and vesting conditions become probable of being achieved, the Company records a non-cash stock-based reduction to revenue associated with the Amazon Warrant, which is calculated based on the fair value of the Amazon Warrant shares as of the Velodyne Merger date.
Recently Issued Accounting Pronouncements Not Yet Adopted
The Company considers the applicability and impact of all ASUs. ASUs not referenced below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s condensed consolidated financial statements.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist primarily of cash, cash equivalents, restricted cash, short-term investments and accounts receivable. Cash, cash equivalents, restricted cash and short-term investments are deposited with federally insured commercial banks. At times, cash balances in the U.S. may be in excess of federal insurance limits. As of June 30, 2023 and December 31, 2022, the Company had cash, cash equivalents and restricted cash with financial institutions in the U.S. of $89.8 million and $123.5 million, respectively. As of June 30, 2023 and December 31, 2022, the Company also had cash on deposit with financial institutions in countries other than the U.S. of approximately $3.2 million and $0.8 million, respectively, that was not federally insured.
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
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable was as follows:

	June 30, 2023	December 31, 2022
Customer A	33%	*
Customer B	17%	*
*Customer accounted for less than 10% of total accounts receivable in the period.
No customer accounted for more than 10% of the total revenue in the three and six month ended June 30, 2023 and 2022, respectively.

Concentrations of Supplier Risk
Purchases from the Company’s major suppliers representing 10% or more of total purchases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Supplier A	12%	*	11%	*
Supplier B	28%	38%	21%	37%
*Accounted for less than 10% of total purchases.
Accounts payable to the Company’s major suppliers and professional services vendors representing 10% or more of total accounts payable were as follows:

	June 30, 2023	December 31, 2022
Supplier A	*	*
Supplier B	49%	39%
Professional Services Vendor A	*	14%
*Accounted for less than 10% of total accounts payable.
Note 3. Business Combination
On February 10, 2023, the Company completed the Velodyne Merger. Velodyne shares ceased trading on the Nasdaq Stock Market LLC after market close on February 10, 2023, and each Velodyne share was exchanged for 0.8204 shares of the Company’s common stock. Velodyne is treated as the acquired company for financial reporting purposes. This determination is primarily based on the Company’s senior management prior to Velodyne Merger comprising a majority of the senior management of the Company following Velodyne Merger, the Company being the initiator of acquiring Velodyne and the Company being the party issuing shares in the Velodyne Merger. The acquisition price for the Velodyne Merger was $306.6 million, primarily consisting of fair value of the Company’s common stock issued in exchange for Velodyne shares and fair value of the Amazon Warrant (Note 7) of $8.6 million. Through June 30, 2023, transaction costs incurred by the Company in connection with the Velodyne Merger, including professional fees, were $13.0 million.

Under the acquisition method of accounting in accordance with ASC 805, the total purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their respective estimated fair values using management’s best estimates and assumptions to assign fair value as of the acquisition date. The following table provides the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Estimated Fair Value
Purchase consideration	$306,602
Preliminary amounts of identifiable assets and liabilities assumed
Cash and cash equivalents	$32,137
Short-term investments	155,031
Accounts receivable, net	8,611
Inventory	9,700
Prepaid expenses and other current assets	4,387
Unbilled receivable, long-term portion	6,657
Property and equipment, net	9,900
Operating lease, right-of-use assets	10,887
Intangible assets, net	13,000
Other non-current assets	1,047
Accounts payable	(3,356)
Accrued and other current liabilities	(32,821)
Contract liabilities	(5,475)
Operating lease liability, current portion	(3,735)
Operating lease liability, long-term portion	(11,940)
Contract liabilities, long-term portion	(2,206)
Other non-current liabilities	(745)
Total identifiable net assets	$191,079
Goodwill	$115,523
$306,602
Under the acquisition method of accounting in accordance with ASC 805, the total purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values using management’s best estimates and assumptions to assign fair value as of the acquisition date. The initial purchase accounting, including the identification and allocation of consideration to assets acquired, is not complete and the preliminary purchase price allocation is subject to further adjustment as additional information becomes available and as additional analyses and final valuations are completed.
Identified intangible assets acquired and their estimated useful lives as of February 10, 2023, were (in thousands, except years):

	Estimated Useful Life (in years)	Estimated Fair Value
Developed technology - Hardware	3	$2,500
Developed technology - Software	5	5,100
Customer relationships	8	5,400
Intangible assets, net	5.9	$13,000
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
The Company’s consolidated statement of operations as of June 30, 2023, includes Velodyne revenue of $13.4 million for the period from the acquisition date of February 10, 2023 to June 30, 2023. Due to the continued integration of the combined businesses, it was impractical to determine the earnings.
The unaudited supplemental pro forma information below presents the combined historical results of operations of the Company and Velodyne as if the Velodyne Merger had been completed as of January 1, 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$19,396	$21,836	$36,626	$36,574
Net loss	$(122,733)	$(73,053)	$(300,013)	$(177,164)
The unaudited supplemental pro forma information above includes the following adjustments to net loss in the appropriate pro forma periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
An increase in amortization expense related to the fair value of acquired identifiable intangible assets, net of the amortization expense already reflected in actual historical results	$—	$(754)	$(277)	$(1,508)
A decrease (increase) in expenses related to the transaction expenses	$—	$—	$6,058	$(6,058)
A net increase in revenue related to the impact of the acceleration of the Amazon Warrant vesting recognized by Velodyne at the close of the Velodyne Merger transaction	$—	$—	$3,656	$—
A decrease in expenses related to the impact of the acceleration of the Amazon Warrant vesting recognized by Velodyne at the close of the Velodyne Merger transaction	$—	$—	$26,704	$—
Represents decrease (increase) in additional stock-based compensation expense related to Ouster employee terminations due to change in control.	$—	$—	$6,383	$(5,195)
Represents a decrease (increase) in severance expense in connection with the Velodyne Merger transaction	$—	$—	$10,586	(10,586)
The unaudited supplemental pro forma information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the Velodyne Merger taken place on the date indicated, or of the Company’s future consolidated results of operations. The supplemental pro forma information presented above has been derived from the Company’s historical consolidated financial statements and from historical consolidated financial statements and the historical accounting records of Velodyne.

Note 4. Fair Value of Financial Instruments
The following table provides information by level for the Company’s assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$19,369	$—	$—	$19,369
Short-term investments:
Commercial paper	—	$95,042	—	95,042
Corporate debt and U.S. government agency securities	—	$38,134	—	38,134
Total short-term investments	—	133,176	—	133,176
Total financial assets	$19,369	$133,176	$—	$152,545
Liabilities
Warrant liabilities	$—	$—	$54	$54
Total financial liabilities	$—	$—	$54	$54

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$121,100	$—	$—	$121,100
Total financial assets	$121,100	$—	$—	$121,100
Liabilities
Warrant liabilities	$—	$—	$180	$180
Total financial liabilities	$—	$—	$180	$180
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
The fair value of the warrant liabilities from the private placement warrants issued by CLA (“Private Placement warrants”) is based on significant unobservable inputs, which represent Level 3 measurements within the fair value hierarchy. In determining the fair value of the warrant liabilities, the Company used the Black-Scholes option pricing model to estimate the fair value using unobservable inputs including the expected term, expected volatility, risk-free interest rate and dividend yield (see Note 7).
The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

Private Placement Warrant Liability
Fair value as of December 31, 2022	180
Change in the fair value included in other income, net	(126)
Fair value as of June 30, 2023	54

Fair value as of December 31, 2021	$7,626
Change in the fair value included in other income, net	(7,134)
Fair value as of June 30, 2022	$492

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
Note 5. Balance Sheet Components
Cash, Cash Equivalents and Short-Term Investments
The Company’s cash and cash equivalents consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Cash	$71,868	$1,832
Cash equivalents:
Money market funds(1)	19,369	121,100
Total cash and cash equivalents	$91,237	$122,932
(1)The Company maintains a cash sweep account, which is included in money market funds as of June 30, 2023 and December 31, 2022. Cash is invested in short-term money market funds that earn interest.
The Company acquired short-term investments consisting of commercial paper, corporate debt and U.S. government agency securities as a result of the merger with Velodyne that closed on February 10, 2023 (see Note 3). Short-term investments were $133.2 million as of June 30, 2023. Unrealized gains and losses on the Company’s short-term investments were not significant as of June 30, 2023 and therefore, the amortized cost of the Company’s short-term investments approximated their fair value.
Restricted Cash
Restricted cash consists of collateral to merchant credit card and certificates of deposit held by a bank as security for outstanding letters of credit. The Company had a restricted cash balance of $1.6 million and $1.3 million as of June 30, 2023 and December 31, 2022, respectively, which has been excluded from the Company’s cash and cash equivalents balances. The Company presented $0.5 million and $0.3 million of the total amount of restricted cash within current assets on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively. The remaining restricted cash balance of $1.1 million and $1.1 million is included in non-current assets on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the amounts reported in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2023	June 30, 2022
Cash and cash equivalents	$91,237	$159,707
Restricted cash, current	528	977
Restricted cash, non-current	1,090	1,088
Total cash, cash equivalents and restricted cash	$92,855	$161,772

Inventory
Inventory, consisting of material, direct and indirect labor, and manufacturing overhead, consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$9,865	$6,971
Work in process	2,979	3,857
Finished goods	14,968	8,705
Total inventory	$27,812	$19,533
Total inventory balance as of June 30, 2023 includes remaining inventory balance acquired as part of Velodyne Merger at its fair value as of February 10, 2023.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid expenses	$8,537	$3,944
Receivable from contract manufacturer	2,083	2,526
Other current assets	1,945	2,073
Total prepaid and other current assets	$12,565	$8,543
As of June 30, 2023, prepaid expenses included a $2.0 million prepayment made by the Company to a contract manufacturer for the purchase of inventories which the Company expects to be converted to finished goods.
Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	Estimated Useful Life (in years)	June 30, 2023	December 31, 2022
Machinery and equipment	3	$15,272	$8,716
Computer equipment	3	1,122	340
Automotive and vehicle hardware	5	22	93
Software	3	593	85
Furniture and fixtures	7	952	848
Construction in progress		4,319	3,448
Leasehold improvements	Shorter of useful life or lease term	10,879	9,319
		33,159	22,849
Less: Accumulated depreciation		(20,420)	(13,154)
Property and equipment, net		$12,739	$9,695
Depreciation expense associated with property and equipment was $6.3 million and $2.5 million during the six months ended June 30, 2023 and 2022, respectively.

Goodwill
Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets acquired in a business combinations. The following table displays the changes in the carrying amount of goodwill (in thousands):

Goodwill
Balance - December 31, 2022	$51,152
Goodwill addition related to Velodyne Merger	115,523
Goodwill impairment charges	(166,675)
Balance - June 30, 2023	$—
Goodwill is not amortized and is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Since February 10, 2023, the date of the Velodyne Merger, the Company experienced a significant decline in its stock price. This decline resulted in the total market value of its shares of stock outstanding (“market capitalization”) being less than the carrying value of its reporting unit as of March 31, 2023 and June 30, 2023. The Company also considered the impact of current macroeconomic conditions in the lidar sensor industry that potentially impact the fair value of the Company’s reporting unit. The macroeconomic conditions considered include deterioration in the equity markets evidenced by sustained declines in the Company’s stock price, those of its peers, along with an increase in the weighted-average cost of capital primarily driven by an increase in interest rates. After considering all available evidence in the evaluation of goodwill impairment indicators, the Company determined it was appropriate to perform an interim quantitative assessment of its goodwill as of March 31, 2023 and June 30, 2023. In connection with the Company’s interim goodwill impairment assessments the Company recorded goodwill impairment charges of approximately $99.4 million in the three months ended March 31, 2023 and $67.3 million in the three months ended June 30, 2023. The Company’s goodwill impairment analysis included a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization.
As of June 30, 2023, remaining goodwill balance was nil. No goodwill impairment charges were recognized during the year ended December 31, 2022.
Intangible Assets, Net
The following tables present acquired intangible assets, net as of June 30, 2023 and December 31, 2022 (in thousands):

		June 30, 2023
	Estimated Useful Life (in years)	Gross Carrying amount	Accumulated Amortization	Net Book Value
Developed technology	3 - 8	$23,500	$(4,023)	$19,477
Vendor relationship	3	6,600	(3,667)	2,933
Customer relationships	3 - 8	6,300	(759)	5,541
Intangible assets, net		$36,400	$(8,449)	$27,951

		December 31, 2022
	Estimated Useful Life (in years)	Gross Carrying amount	Accumulated Amortization	Net Book Value
Developed technology	8	$15,900	$(2,318)	$13,582
Vendor relationship	3	6,600	(2,567)	4,033
Customer relationships	3	900	(350)	550
Intangible assets, net		$23,400	$(5,235)	$18,165
Amortization expense was $3.2 million and $2.2 million during the six months ended June 30, 2023 and 2022, respectively.

The following table summarizes estimated future amortization expense of finite-lived intangible assets-net (in thousands):

Years:	Amount
2023 (the remainder of 2023)	$3,518
2024	6,604
2025	4,515
2026	3,776
2027	3,682
Thereafter	5,856
Total	$27,951
Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued compensation	$8,444	$3,758
Uninvoiced receipts	23,135	10,727
Other	8,264	2,586
Total accrued and other current liabilities	$39,843	$17,071
Note 6. Debt
Loan and Security Agreement
On April 29, 2022, the Company entered into the Loan Agreement with Hercules Capital, Inc. (“Hercules”). The Loan Agreement provides the Company with a term loan facility of up to $50.0 million, subject to certain terms and conditions. The Company borrowed the initial tranche of $20.0 million on April 29, 2022. On October 17, 2022, the Company borrowed an additional $20.0 million. As of June 30, 2023, the Company did not achieve certain conditions relating to trailing twelve month revenue and profit milestones under the Loan Agreement therefore an additional $10.0 million is no longer available to the Company.
As amended, the Loan Agreement includes a minimum liquidity financial covenant whereby the Company must maintain at least $60.0 million of cash in deposit accounts that are subject to an account control agreement in favor of Hercules.
On February 10, 2023, the Company entered into the Third Amendment, which amends the Loan Agreement to (i) increase the existing debt baskets for (a) purchase money debt and capital leases and (b) letter of credit obligations, (ii) provide for increased flexibility to maintain cash in non-US accounts, and (iii) provide for increased flexibility to relocate certain equipment.
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
In connection with the Loan Agreement, the Company paid the lender a cash facility and legal fees of $0.6 million and incurred debt issuance costs to third parties that were directly related to issuing debt in the amount of $0.3 million. The effective interest rate on this debt is 17.9% after giving effect to the debt discount, debt issuance costs and the end of term charge. Amortization expense included in the interest expense related to debt discount and debt issuance costs of the Loan Agreement was not material for the three and six months ended June 30, 2023.
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
As of June 30, 2023, the Company is in compliance with all financial covenants under the Loan Agreement.
Long-term debt outstanding is summarized below (in thousands):

June 30, 2023
Long-term debt	$40,000
End of term fee	771
Less: unamortized debt discount	(413)
Less: debt issuance costs	(223)
Total debt	$40,135
Note 7. Warrants
Private Placement Warrants
Simultaneously with the closing of the Company’s initial public offering (the “IPO”) in August 2020, the sponsor of CLA, Colonnade Sponsor LLC, purchased an aggregate of 600,000 Private Placement warrants at a price of $10.00 per warrant, for an aggregate purchase price of $6,000,000. The Private Placement warrants became exercisable 12 months following the closing of the Company’s IPO, and will expire 5 years from the completion of the Merger, or earlier upon redemption or liquidation. On March 11, 2021, as adjusted to reflect the Reverse Stock Split, each outstanding Private Placement warrant automatically converted into a warrant to purchase one-tenth of a share of Ouster common stock pursuant to the Warrant Agreement. Each 10 Private Placement warrants is exercisable for one share of Ouster common stock at an exercise price of $115.00 per share, with no fractional shares being issuable upon exercise of a warrant.
The private placement warrant liability was remeasured to fair value as of June 30, 2023 and 2022, resulting in a gain of $0.1 million and $7.1 million for the six months ended June 30, 2023 and 2022, respectively, classified within other income, net in the condensed consolidated statements of operations and comprehensive loss.
The Private Placement warrants were valued using the following assumptions under the Black-Scholes option-pricing model:

	December 31, 2021	June 30, 2022	December 31, 2022	June 30, 2023
Stock price	$52.0	$16.2	$8.6	$4.9
Exercise price of warrant	$115.0	$115.0	$115.0	$115.00
Expected term (years)	4.2	3.7	3.2	2.7
Expected volatility	57.00%	57.98%	70.01%	80.00%
Risk-free interest rate	1.14%	3.00%	4.39%	4.61%
Public Warrants
CLA, in its IPO in August 2020, issued 2,000,000 units that each consisted of one Class A ordinary share and one-half warrant to purchase a Class A ordinary share (the “Public warrants”). The warrants became exercisable 12 months following the closing of the Company’s IPO, and will expire five years from the completion of the Merger, or earlier upon redemption or liquidation. As adjusted for the Reverse Stock Split, each 10 Public warrants is exercisable for one share of Ouster common stock at an exercise price of $115.00 per share, with no fractional shares issuable upon exercise of a warrant. The Public warrants were recognized as equity upon the Merger in the amount of $17.9 million.
Prior to their expiration, the Company may redeem the Public warrants at a price of $0.10 per warrant, provided that the closing price of the Company’s common stock equals or exceeds $180.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which the Company gives proper notice of such redemption to the warrants holders.

The Company also acquired 5,973,170 outstanding public warrants upon closing the Velodyne Merger to purchase shares of the Company’s common stock (the “Velodyne Public warrants”). Each warrant entitles the holder to purchase 0.06153 shares of the Company’s common stock. Each 10 Velodyne Public warrants is exercisable for 0.6153 shares of the Company’s common stock at an exercise price of $140.20 per 0.6153 share of common stock, with no fractional shares being issuable upon exercise of a warrant. The warrants are exercisable at any time and expire in September 2025. The Company may redeem the outstanding warrants in whole and not in part at a price of $0.10 per warrant at any time after they become exercisable, provided that the last sale price of the Company’s common stock equals or exceeds $219.41 per share, subject to adjustments, for any 20-trading days within a 30-trading day period ending three business days prior to the date on which the Company sends the notice of redemption to the warrant holders.
Amazon Warrant
On February 10, 2023, as part of Velodyne Merger, the Company assumed a warrant agreement and a transaction agreement, pursuant to which Velodyne agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon Inc. (“Amazon”), a warrant to acquire, following customary antidilution adjustments, up to an aggregate of 3,263,898 shares of the Company’s common stock at an exercise price of $50.71 per share (the “Amazon Warrant”). The exercise price and the warrant shares issuable upon exercise of the Amazon Warrant are subject to further antidilution adjustments, including in the event we make certain sales of common stock (or securities exercisable or convertible into or exchangeable for shares of our common stock) at a price less than the exercise price of the Amazon Warrant. The Amazon Warrant is subject to vesting; 50% of the unvested Amazon Warrant vested as a result of the Velodyne Merger and the remainder will vest over time based on payments by Amazon or its affiliates to us in connection with Amazon’s purchase of goods and services from the Company.
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
No additional Amazon Warrant shares vested during the three months ended June 30, 2023. As of June 30, 2023, there were 1,848,694 Amazon Warrant shares vested.
Note 8 . Commitments and Contingencies
Letters of Credit
In connection with certain office leasehold interests in real property located in San Francisco (350 Treat Ave and, 2741 16th Street) and in Paris, the Company obtained letters of credit from certain banks as required by the lease agreements. If the Company defaults under the terms of the applicable lease, the lessor will be entitled to draw upon the letters of credit in the amount necessary to cure the default. The amounts covered by the letters of credit are collateralized by certificates of deposit, which are included in restricted cash on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022. The outstanding amount of the letters of credit was $1.4 million and $1.3 million as of June 30, 2023 and December 31, 2022, respectively.
Non-Cancelable Purchase Commitments
As of June 30, 2023, the Company had non-cancelable purchase commitments to third-party contract manufacturers for approximately $25.3 million and other vendors for approximately $4.8 million.

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
The Company has recorded immaterial accruals with respect to the following because a loss is not considered probable or cannot be reasonably estimated:
Velodyne Legacy Litigation
On March 3, 2021, a purported shareholder of Velodyne filed a complaint for a putative class action against Velodyne, Anand Gopalan and Andrew Hamer in the United States District Court, Northern District of California, entitled Moradpour v. Velodyne Lidar, Inc., et al., No. 3:21-cv01486-SI. The complaint alleged purported violations of the federal securities laws and that, among other things, the defendants made materially false and/or misleading statements and failed to disclose material facts about the Company’s business, operations and prospects, including with respect to David Hall’s role with Velodyne and removal as Chairman of Velodyne’s Board of Directors. The complaint alleged that purported class members have suffered losses and sought, among other things, an award of compensatory damages on behalf of a putative class of persons who purchased or otherwise acquired Velodyne’s securities between November 9, 2020 and February 19, 2021. On March 12, 2021, a putative class action entitled Reese v. Velodyne Lidar, Inc., et al., No. 3:21-cv-01736-VC, was filed against Velodyne, Mr. Gopalan and Mr. Hamer in the United States District Court for the Northern District of California, based on allegations similar to those in the earlier class action and seeking recovery on behalf of the same putative class. On March 19, 2021, another putative class action entitled Nick v. Velodyne Lidar, Inc., et al., No. 4:21-cv-01950-JST, was filed in the United States District Court for the Northern District of California, against Velodyne, Mr. Gopalan, Mr. Hamer, two current or former directors, and three other entities. The complaint was based on allegations similar to those in the earlier class actions and sought, among other things, an award of compensatory damages on behalf of a putative class of persons who purchased or otherwise acquired Velodyne’s securities between July 2, 2020 and March 17, 2021. The class actions have been consolidated, lead plaintiffs have been appointed and an amended consolidated complaint was filed on September 1, 2021, based on allegations similar to those in the earlier class actions. Velodyne filed a motion to dismiss the amended and consolidated complaint on November 1, 2021. The plaintiffs filed a first amended complaint on February 11, 2022. Velodyne filed a motion to dismiss on March 4, 2022. On July 1, 2022, the court denied the motion to dismiss as it relates to the claims related to David Hall’s role with Velodyne, but granted the motion to dismiss as to all other claims. The case is proceeding with discovery with trial set for August 4, 2025. The Company does not believe the claims are meritorious and intends to defend the actions vigorously.
On March 12, 2021, a putative shareholder derivative lawsuit entitled D’Arcy v. Gopalan, et al., No. 1:21-cv-00369-MN, was filed in the United States District Court for the District of Delaware against current and former directors and/or officers Anand Gopalan, Andrew Hamer, David S. Hall, Marta Thoma Hall, Joseph B. Culkin, Michael E. Dee, James A. Graf, Barbara Samardzich, and Christopher A. Thomas, and names Velodyne as a nominal defendant. The complaint asserted claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets against all of the individual defendants, and asserted a contribution claim under the federal securities laws against Mr. Gopalan and Mr. Hamer. On March 16, 2021, a second shareholder derivative lawsuit entitled Kondner, et al. v. Culkin, et al., No. 1:21cv-00391-MN, was filed in the United States District Court for the District of Delaware against most of the same defendants named in the earlier derivative complaint, and asserted claims against the individual defendants for alleged breaches of fiduciary duty and waste of corporate assets. Both derivative actions are based on allegations similar to those in the class actions discussed above, and have now been consolidated. On January 3, 2022, the plaintiffs filed an amended complaint. The case is stayed pending the outcome of the Moradpour lawsuit. The Company does not believe the claims are meritorious and intends to defend the actions vigorously.
On January 18, 2022, David and Marta Hall filed a lawsuit in the Superior Court of California, County of Alameda, against current and former officers and directors of Velodyne, as well as Jeff Vetter, Velodyne’s outside counsel. The Halls are seeking to recover damages for financial and other injuries they allegedly sustained as a result of the merger between Graf and Velodyne. On May 3, 2022, certain defendants filed motions to compel arbitration and other defendants filed motions to quash service of process for lack of personal jurisdiction. The court conducted a hearing on the motions on July 20, 2022. On August 30, 2022, the court granted the motion to quash service with respect the out of state defendants. On October 3, 2022, the court granted the motion to compel Mr. Hall to arbitrate his claims, and stayed proceedings on Ms. Hall’s claims pending arbitration of Mr. Hall’s claims. On October 20, 2022, David and Marta voluntarily dismissed the action without prejudice. On January 3,

2023, the Halls filed an arbitration demand with the same allegations as the prior lawsuit. The arbitrator has not yet set a schedule. The Company does not believe the claims are meritorious and intends to defend the action vigorously.
On December 8, 2021, Velodyne received a subpoena for documents related to Wei Weng’s trading in stock of Graf Acquisition Corp. (Velodyne’s predecessor) stock during 2020, prior to the announcement that Velodyne was planning to merge into Graf Acquisition Corp. Velodyne has complied with the SEC’s requests to date; however, the SEC may request additional documents or information. No such follow up requests have been received to date.
On December 1, 2022 and December 20, 2022, purported stockholders of Velodyne filed the following lawsuits against Velodyne and certain of its directors in the Southern District of New York for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and U.S. Securities and Exchange Commission ("SEC") Rule 14a-9: O’Dell v. Velodyne Lidar, Inc., et al., Civil Action No. 22-cv-10211, Carlisle v. Velodyne Lidar, Inc., et al., Civil Action No. 22-cv-10720. On December 29, 2022, a complaint alleging generally the same claims was filed in the United States District Court for the District of Delaware, captioned Wheeler v. Velodyne Lidar, Inc., et al., Civil Action No. 22-cv-01641-UNA. All of the lawsuits were voluntarily dismissed by the respective Plaintiffs. They have agreed to settle in principle the mootness fees and the Company has recorded a related immaterial accrual.
Ouster Litigation
On June 10, 2021, the Company received a letter from the SEC notifying us of an investigation and document subpoena. The subpoena seeks documents regarding projected financial information in CLA’s Form S-4 registration statement filed on December 22, 2020. The Company has complied with the SEC’s requests to date; however, the SEC may request additional documents or information. No such follow up requests have been received to date.
On April 11, 2023, the Company filed a complaint with the United States International Trade Commission (the “Commission”) pursuant to 19 U.S.C. § 1337 (“Section 337”). The complaint requests that the Commission institute an investigation relating to the unlawful importation, sale for importation, and/or sale after importation into the United States by Hesai Group, Hesai Technology Co., Ltd., and Hesai Inc. (collectively “Hesai”) of certain LiDAR (Light Detection and Ranging) systems and/or components thereof. The complaint alleges that Hesai’s LiDAR products infringe certain claims of the Company’s U.S. Patent Nos. 11,175,405, 11,178,381, 11,190,750, 11,287,515 and/or 11,422,236. The complaint seeks the issuance of a permanent exclusion order and cease and desist order. On May 11, 2023, the Commission decided to institute an investigation based on the Company’s complaint as In the Matter of Certain LiDAR (Light Detection and Ranging) Systems and Components Thereof, 337-TA-1363. On May 25, 2023, the Administrative Law Judge issued a procedural schedule whereby the evidentiary hearing is set to begin on January 4, 2024, with a target date for completion of the Investigation by the Commission on October 17, 2024. On June 7, 2023, Hesai responded to the complaint and denied all allegations. On June 22, 2023, Hesai filed a motion to terminate or alternatively stay the Investigation in light of the settlement agreement signed in 2020 by Velodyne Lidar Inc. and Hesai. Ouster filed its opposition, including disputing any obligations to arbitrate as non-signatory to the 2020 agreement. This motion is pending.
On April 11, 2023, the Company also filed a complaint in the District of Delaware alleging patent infringement of the same patents as in the aforestated Section 337 proceeding against Hesai Group and Hesai Technology Co., Ltd. The complaint seeks monetary damages as well as the issuance of a permanent injunction. On May 30, 2023, the Court granted stay the case pending the resolution of In the Matter of Certain LiDAR (Light Detection and Ranging) Systems and Components Thereof, 337-TA-1363.
On May 17, 2023, Hesai Photonics Technology Co. Ltd. and Hesai Group (collectively “Hesai Photonics”) filed a request for arbitration with JAMS against Ouster, Inc. (“Ouster”), Velodyne Lidar, Inc., Velodyne, LLC, and Oban Merger Sub II LLC (collectively “Velodyne”). Hesai Photonics alleges that Ouster is bound by the terms and conditions, including an obligation to arbitrate disputes, of a Settlement Agreement signed in 2020 between Hesai Photonics and Velodyne as a result of Ouster’s 2023 merger with Velodyne. On June 13, 2023, Ouster and Velodyne denied all allegations and intends to defend the action vigorously. Arbitration has not set a schedule.
Other than as set forth above, as of June 30, 2023 and December 31, 2022 there were no material litigation matters.
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

The Company has also entered into indemnity agreements pursuant to which it has indemnified its directors and officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or executive officer, other than liabilities arising from willful misconduct of the individual. The unaudited condensed consolidated financial statements do not include a liability for any potential obligations under the indemnification agreements at June 30, 2023 and December 31, 2022.
Note 9. Leases
The Company leases its headquarters located in San Francisco, California, where we lease properties as follows: (i) 26,125 square feet of office space pursuant to a lease that is scheduled to expire in August 2027 and (ii) 20,032 square feet of office space in a building adjacent to our corporate headquarters, which term is scheduled to expire in August 2027. Prior to 2023, the Company has executed or assumed as lessee other five operating leases for rental of office space. The terms of those leases range from 1 to 3 years.
Since February 10, 2023, the Company also assumed long-term non-cancellable lease agreements stemming from the Velodyne Merger: (i) approximately 204,000 square feet of office and manufacturing space in San Jose, California and (ii) additional space pursuant to the assumed leases for offices located in Alameda, California; and Bengaluru, India.
Supplemental balance sheet information related to leases was as follows:

	As of
	June 30, 2023	December 31, 2022
Weighted-average remaining lease term (years)	4.18	4.52
Weighted-average discount rate	6.57%	4.66%
The Company incurred total lease costs in its condensed consolidated statements of operations of $4.3 million and $2.0 million for the six months ended June 30, 2023 and 2022, respectively.
Additionally, the Company determined that the lease office facility located in Bengalaru, India assumed in the Velodyne Merger was not needed to support the future growth of its business. The Company fully vacated the facilities in March 2023 and remains contractually obligated to the lessor for the underlying lease. The Company recorded $0.8 million for right-of-use asset impairment in connection with these leased office facilities in the three months ended March 31, 2023.
As of June 30, 2023, the carrying amount of the acquired lease liability stemming from the Velodyne Merger on the condensed consolidated balance sheet was approximately $14.6 million.
As of June 30, 2023, maturities of lease liabilities under non-cancelable operating leases were as follows (in thousands):

Year ending December 31,
2023 remainder	$4,194
2024	8,209
2025	7,950
2026	7,932
2027	6,512
Total undiscounted lease payments	34,797
Less: imputed interest	(5,025)
Total operating lease liabilities	$29,772
Note 10. Stock-based Compensation
As of June 30, 2023, the Company has five equity incentive plans: its Amended and Restated 2015 Stock Plan (the “2015 Plan”), the Sense Photonics, Inc. 2017 Equity Incentive Plan (the “Sense Plan”), the Velodyne Lidar, Inc. 2020 Equity Incentive Plan (the “Velodyne Plan”), its 2021 Incentive Award Plan (the “2021 Plan”) and its 2022 Employee Stock Purchase Plan (the “2022 ESPP” and, collectively with the 2015 Plan, the Sense Plan, the Velodyne Plan and the 2021 Plan, the “Plans”).
The Plans, other than the 2022 ESPP, provide for the grant of stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance stock unit awards and other forms of equity compensation (collectively, “equity awards”). In addition, the 2021 Plan provides for the grant of performance bonus awards. New equity awards may only be granted under the Velodyne Plan and the 2021 Plan. Awards under the Velodyne Plan may be granted to employees, including officers, and other service providers who were not previously employed by or who did not previously provide services to the Company or a subsidiary of the Company, in each case, prior to February 10, 2023, within the limits provided in the Velodyne Plan. Awards under the 2021 Plan can also be granted to employees, including officers, directors and consultants of the Company and its subsidiaries, in each case, within the limits provided in the 2021 Plan.
The Company’s 2022 ESPP has been offered to all eligible employees since August 2022 and generally permits certain employees to purchase shares of our common stock through payroll deductions of up to 15% of their compensation of each offering period, subject to certain limitations.
The ESPP provides offering periods that have a duration of 24 months in length and are comprised of purchase periods of six months in length. The offering periods are scheduled to start on the first trading day on or after May 16 and November 16 of each year. Under the 2022 ESPP, the purchase price of a share under the ESPP equals 85% of the lesser of the fair market value of a share of common stock on either the first or last day of the applicable offering period or the last day of the applicable purchase period.
In May 2023, the Company increased the share purchase limit under the 2022 ESPP to 3,000 shares of Company common stock per offering period and added Velodyne Lidar, Inc. as a participating employer in the 2022 ESPP.
As of June 30, 2023, 0.4 million shares of the Company’s common stock were pending issuance under the 2022 ESPP. The stock-based compensation expense is calculated as of the beginning of the offering period as the fair value of the 2022 ESPP shares utilizing the Black-Scholes option valuation model and is recognized over the offering period. The first offering period under the 2022 ESPP commenced on September 6, 2022.
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
Stock option activity for the six months ended June 30, 2023 is as follows:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—December 31, 2022	2,101,536	$10.12	7.69	$8,285
Options exercised	(79,087)	1.90
Options cancelled	(10,253)	27.13
Outstanding—June 30, 2023	2,012,196	$10.35	7.15	$3,385
Vested and expected to vest—June 30, 2023	2,012,196	$10.35	7.15	$3,385
Exercisable—June 30, 2023	1,409,152	$9.52	7.12	$2,474
The following table summarizes information about stock options outstanding and exercisable at June 30, 2023.

	Options Outstanding		Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$1.85	310,650	6.83	264,003
2.13	863,744	7.20	590,565
14.22	752,408	7.25	501,602
52.40	20,815	4.78	18,002
$102.60	64,579	7.85	34,980
	2,012,196		1,409,152
As of June 30, 2023, there was approximately $9.4 million of unamortized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted average period of 1.2 years.

Restricted Stock Units
A summary of RSU activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Unvested—December 31, 2022	1,650,815	$39.83
Granted	2,492,986	12.12
Canceled	(954,540)	27.31
Vested	(497,768)	16.78
Unvested—June 30, 2023	2,691,493	$22.87
Stock compensation expense is recognized on a straight-line basis over the vesting period of each award of RSUs. As of June 30, 2023, total compensation expense related to unvested RSUs granted to employees, but not yet recognized, was $53.8 million, with a weighted-average remaining vesting period of 2.4 years. RSUs settle into shares of common stock upon vesting.
Restricted Stock Awards
A summary of RSA activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Unvested—December 31, 2022	—	$—
Granted	732,110	15.30
Vested	(349,623)	15.30
Unvested—June 30, 2023	382,487	$15.30
Stock compensation expense is recognized on a straight-line basis over the vesting period of each award of RSAs. As of June 30, 2023, total compensation expense related to unvested RSAs granted to employees, but not yet recognized, was $4.2 million, with a weighted-average remaining vesting period of 2.2 years. The common stock comprising RSAs is issued at grant but, generally, is subject to a risk of forfeiture if the holder terminates service with the Company and its subsidiaries prior to vesting.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense for all share-based awards in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,
	2023	2022
Cost of revenue	$654	$146
Research and development	8,204	3,806
Sales and marketing	3,500	1,839
General and administrative	4,108	2,328
Total stock-based compensation	$16,466	$8,119
The following table summarizes stock-based compensation expense by award type (in thousands):

	Three Months Ended June 30,
	2023	2022
RSUs	$13,457	$6,246
Stock Options	2,007	1,868
Employee stock purchase plan	224	—
RSAs	778	5
Total stock-based compensation	$16,466	$8,119

Share based compensation recognized upon completion of the Velodyne Merger
In the six months ended June 30, 2023, the Company recognized $6.1 million of stock-based compensation expense related to accelerated vesting of certain RSUs upon completion of the Velodyne Merger and termination of employment of some of its executives and members of the board, who had accelerated vesting provisions in the event of a change in control. Additionally, the Company recognized $2.4 million of stock-based compensation expense related to accelerated vesting of certain Velodyne restricted stock units, restricted stock awards and performance-based awards upon completion of the Velodyne Merger and termination of employment of some of Velodyne executives.
Note 11. Net Loss Per Common Share
The following table sets forth the computation of basic and diluted net loss per common share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(122,733)	$(28,000)	$(300,013)	$(60,397)
Denominator:
Weighted average shares used to compute basic and diluted net loss per share	38,448,241	17,505,736	33,937,505	17,296,583
Net loss per common share—basic and diluted	$(3.19)	$(1.60)	$(8.84)	$(3.49)
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
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	June 30,
	2023	2022
Options to purchase common stock	2,012,196	2,248,628
Public and private common stock warrants	5,231,417	1,599,990
Restricted Stock Units	2,691,493	1,247,715
Unvested early exercised common stock options	36,022	121,425
ESPP shares pending issuance	375,260	—
Unvested Restricted Stock Awards	379,797	—
Total	10,726,185	5,217,758
Note 12. Income Taxes
The Company’s income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in the quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on the deferred tax assets as it is more likely than not that some, or all, of the Company’s deferred tax assets will not be realized. The Company continues to maintain a full valuation allowance against its net deferred tax assets. Due to tax losses and the offsetting valuation allowance, the income tax provision for six months ended June 30, 2023 and 2022, respectively, was not material to the Company’s condensed consolidated financial statements.
Note 13. Revenue
The majority of the Company’s revenue is recognized at a point in time when the customer obtains control of the respective lidar sensor kits. Revenue from the sale of licenses and services was not material for any period presented and, therefore, is not presented separately.

The following table presents total revenues by geographic area based on the location products were shipped to and services provided (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Americas	$10,931	$3,185	$20,585	$6,503
Asia and Pacific	2,581	2,575	5,465	4,932
Europe, Middle East and Africa	5,884	4,569	10,576	7,452
Total	$19,396	$10,329	$36,626	$18,887
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
Unbilled receivables
A receivable for multi-year licensing services is generally recorded upon invoicing. A receivable for multi-year license contracts is recorded upon delivery, whether or not invoiced, to the extent the Company has an unconditional right to receive payment in the future related to those licenses. The current portion of these unbilled receivables in the amount of $2.9 million, primarily consisting of unbilled receivables from multi-year license contracts, is included in “Accounts receivable, net” on the condensed consolidated balance sheet.
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

	June 30, 2023	December 31, 2022

Contract liabilities, current
Deferred revenues from licensing arrangements	$4,198	$—
Other contract liabilities	5,578	402

Contract liabilities, long-term portion
Deferred revenues from licensing arrangements	1,691	—
Other contract liabilities	3,573	342
Total contract liabilities	$15,040	$744

During the three months ended June 30, 2023, the Company entered into a multiyear contract with a customer to sell its products. The $6.6 million cash payment received prior to the entering into the contract was accounted for as a deposit liability in accrued and other current liabilities, because it did not meet the requirements of ASC 606 to be considered a contract with a customer. Entering into a contract satisfied ASC 606 criteria concerning enforceable rights and obligations criteria, therefore deposit liability was reclassified as deferred revenues in other contract liabilities. During the three months ended June 30, 2023, there was no satisfaction of the related performance obligation and the full $6.6 million remained deferred as of June 30, 2023.

Note 14. Restructuring
In connection with the closing of the Velodyne Merger, in the three months ended March 31, 2023, the Company undertook actions to reduce operating expenses, which included a reduction in force and the closure of its India facility (see Note 9) and in the three months ended June 30, 2023, the Company undertook additional actions to further reduce operating expenses, which primarily included a reduction in force (collectively, the “Restructuring Initiatives”).
The following table shows the amount incurred and the liability, which is recorded in accrued expenses in the condensed consolidated balance sheets, for Restructuring Initiatives related to one-time employee termination and associated benefits as of June 30, 2023 (in thousands):

Employee termination and associated benefits
Balance at February 10, 2023	$422
Restructuring Initiative expenses related to one-time employee termination and associated benefits	15,172
Amount paid during the period	(12,019)
Balance at June 30, 2023	$3,575
The following table shows the Restructuring Initiatives expenses related to one-time employee termination and associated benefits during the three and six months ended June 30, 2023 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
Cost of product revenue	$213	$1,293
Research and development	1,489	6,758
Sales and marketing	560	2,322
General and administrative	1,080	4,799
Total	$3,342	$15,172
The following table shows the total stock-based compensation expense associated with these Restructuring Initiatives during the three and six months ended June 30, 2023 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
Cost of product revenue	$—	$70
Research and development	3,572	4,922
Sales and marketing	968	1,225
General and administrative	799	922
Total	$5,339	$7,139

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the results of operations and financial condition of Ouster, Inc. (“we,” “us,” “our,” the “Company,” “Ouster”) should be read in conjunction with the information set forth in our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q, as well as our audited consolidated financial statements and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Ouster’s Annual Report on Form 10-K (the “2022 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on March 24, 2023. This discussion contains forward-looking statements which are based upon current plans, expectations and beliefs. Such forward-looking statements involve risks and uncertainties. Ouster’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in the 2022 Form 10-K, as may be updated from time to time in the Company’s other filings with the SEC.
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
We are a leading global provider of high-resolution digital lidar sensors that offer advanced 3D vision to machinery, vehicles, robots, and fixed infrastructure assets, which allows each to understand and visualize the surrounding world and ultimately enables safe operation and autonomy. We design and manufacture digital lidar sensors that we believe are the highest-performing, lowest-cost lidar solutions available today across each of our four target markets: industrial automation; smart infrastructure; robotics; and automotive.
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

We are successfully expanding our manufacturing capacity by outsourcing certain product lines to our manufacturing partners, Benchmark Electronics, Inc. and Fabrinet. Both partners are manufacturing products at their facilities in Thailand, which we expect will reduce our product costs and allow us to rapidly scale production to meet our anticipated product demand.
Merger with Velodyne Lidar, Inc.
On February 10, 2023, we completed our merger of equals with Velodyne Lidar, Inc. pursuant to the terms of the Agreement and Plan of Merger with Velodyne, Merger Sub I and Merger Sub II (the “Velodyne Merger”). The Velodyne Merger was accounted for as a business combination with Ouster being an accounting acquiror. We believe that the combined company will enhance our suite of product offerings, grow our diverse customer base, increase operational efficiencies, improve our path to profitability, and strengthen our future financial position.
For additional information regarding the terms of the Velodyne Merger, see Note 3, to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Amazon Warrant
Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon.com, Inc. (“Amazon”), holds a warrant (“Amazon Warrant”) to acquire, following customary antidilution adjustments, up to an aggregate of 3,263,898 shares of our common stock at an exercise price of $50.71 per share. We assumed the Amazon Warrant as part of the Velodyne Merger. The fair value of the Amazon Warrant shares was estimated on February 10, 2023, the date of completion of the Velodyne Merger. The exercise price and the warrant shares issuable upon exercise of the Amazon Warrant are subject to further antidilution adjustments, including in the event we make certain sales of common stock (or securities exercisable or convertible into or exchangeable for shares of our common stock) at a price less than the exercise price of the Amazon Warrant. The Amazon Warrant is subject to vesting; 50% of the unvested Amazon Warrant vested as a result of the Velodyne Merger and the remainder will vest over time based on payments by Amazon or its affiliates to us in connection with Amazon’s purchase of goods and services from us.
Factors Affecting Our Performance
Supply Chain Continuity. Beginning in 2021, a surge in demand for electronics containing semiconductor chips and stockpiling of chips by certain companies created disruptions in the supply chain, which continue to persist and have resulted in a global chip shortage impacting our industry. Some chip manufacturers continue to estimate that this supply shortage may continue through the end of 2023. These chip manufacturers are working to increase capacity in the future, and we are managing our inventory and working closely with our regular suppliers and customers to minimize the potential impacts of any supply shortages including by securing additional inventory. While we do not expect the shortage to have a material near-term impact on our ability to meet existing demand for our current products, in the past we have experienced disruptions to parts of our supply chain and we cannot predict the impact to us of any future supply chain disruptions or any mitigation efforts we may take going forward. In the future we may also continue to purchase components further in advance, which in return can result in less capital being allocated to other activities and business needs.
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
Market Trends and Uncertainties. We anticipate increasing demand for our digital lidar solution. We estimate a multibillion-dollar total addressable market (“TAM”) for our solutions in the near future. We define our TAM as automation applications in the industrial, smart infrastructure, robotics and automotive end markets where we actively engage and maintain customer relationships. Each of our target markets is potentially a significant global opportunity, and these markets have historically been underserved by limited or inferior technology or not served at all. We believe we are well-positioned in our market as a leading provider of high-resolution digital lidar sensors.
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
Most of our customers are innovators and early technology adopters incorporating our products into their solutions. Currently, our product revenue consists of both customers ordering small volumes of our products that are in an evaluation phase and customers that order larger volumes of our products and have more predictable long-term production schedules. However, we believe we are still at the very beginning of the lidar adoption curve, and some customers are still learning their growth and demand rates which can impact the timing of purchase orders quarter to quarter. As we grow our business, we expect to improve our own understanding of our customers’ needs and timelines, and expect the timing of orders will have a less notable impact on our quarterly results.
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
R&D expenses consist of personnel-related expenses, including salaries, benefits, and stock-based compensation, for all personnel directly involved in R&D activities, third-party engineering and contractor costs, prototype expenses, amortization of intangible assets, and an allocation of shared overhead costs including facilities, utilities and IT-related costs that support R&D activities.

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
General and Administrative Expenses
General and administrative expenses consist of personnel-related expenses, including salaries, benefits, and stock-based compensation, of our executives and members of the board of directors, finance, human resources, an allocation of shared overhead costs including facilities, utilities and IT-related costs that support general and administrative activities, as well as amortization of intangible assets, fees related to legal fees, patent prosecution, accounting, finance and professional services, as well as insurance and bank fees. Our absolute amount of general and administrative expenses will grow over time; however, we expect the general and administrative spend as a percentage of revenue to decrease over time as our business grows. We have experienced and may in the near-term experience additional increases in general and administrative expenses related to legal, accounting, finance and professional services costs associated with the Velodyne Merger, litigation activities, hiring more personnel and consultants to support our growing international expansion and compliance with the applicable provisions of the Sarbanes-Oxley Act (“SOX”) and other SEC rules and regulations as a result of being a public company.
Goodwill Impairment Charges
As part of our interim goodwill impairment assessment during the three and six months ended June 30, 2023, we recorded goodwill impairment charges of approximately $67.3 million and $166.7 million, respectively. These charges were primarily driven by the decrease in the Company’s market capitalization during the period. Our goodwill impairment analysis includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. If our stock trades below our book value, a significant and sustained decline in our stock price and market capitalization could result in additional material goodwill impairment charges in the future. During times of financial market volatility, significant judgment is used to determine the underlying cause of the decline and whether stock price declines are short-term in nature or indicative of an event or change in circumstances. As of June 30, 2023, our remaining goodwill balance was nil. No goodwill impairment charges were recognized during the year ended December 31, 2022.
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
Income Taxes
Our income tax provision consists of federal, state and foreign current and deferred income taxes. Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in the quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on deferred tax assets as it is more likely than not that some, or all, of our deferred tax assets will not be realized. We continue to maintain a full valuation allowance, excluding specific balances due to the Velodyne Merger, against our net deferred tax assets. Income tax provision for the three and six months ended June 30, 2023 and 2022, respectively, was not material to the Company’s condensed consolidated financial statements.

Results of Operations:
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following table sets forth our condensed consolidated results of operations data for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)		(dollars in thousands)
Revenue	$19,396	$10,329	$36,626	$18,887
Cost of revenue(1)	19,210	7,547	36,816	13,514
Gross profit (loss)	186	2,782	(190)	5,373
Operating expenses(1):
Research and development	26,447	15,893	58,906	31,799
Sales and marketing	11,666	7,563	25,199	14,653
General and administrative	17,842	12,515	49,167	26,298
Goodwill impairment charges	67,266	—	166,675	—
Total operating expenses	123,221	35,971	299,947	72,750
Loss from operations	(123,035)	(33,189)	(300,137)	(67,377)
Other (expense) income:
Interest income	2,245	344	3,964	498
Interest expense	(1,728)	(444)	(3,397)	(444)
Other income (expense), net	(165)	5,326	(111)	7,010
Total other income, net	352	5,226	456	7,064
Loss before income taxes	(122,683)	(27,963)	(299,681)	(60,313)
Provision for income tax expense	50	37	332	84
Net loss	$(122,733)	$(28,000)	$(300,013)	$(60,397)

The following table sets forth the components of our condensed consolidated statements of operations and comprehensive loss data as a percentage of revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(% of total revenue)		(% of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue(1)	99	73	101	72
Gross profit (loss)	1	27	(1)	28
Operating expenses (1):
Research and development	136	154	161	168
Sales and marketing	60	73	69	78
General and administrative	92	121	134	139
Goodwill impairment charges	347	—	455	—
Total operating expenses	635	348	819	385
Loss from operations	(634)	(322)	(820)	(357)
Other (expense) income:
Interest income	12	3	11	3
Interest expense	(9)	(4)	(9)	(2)
Other income (expense), net	(1)	52	—	37
Total other expense, net	2	51	2	38
Loss before income taxes	(632)	(271)	(818)	(319)
Provision for income tax expense	—	—	—	—
Net loss	(632)%	(271)%	(818)%	(319)%
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)		(dollars in thousands)
Cost of revenue	$654	$146	$1,428	$365
Research and development	8,204	3,806	15,709	7,566
Sales and marketing	3,500	1,839	6,381	3,362
General and administrative	4,108	2,328	14,728	5,576
Total stock-based compensation	$16,466	$8,119	$38,246	$16,869

Comparison of the three months ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,		Change	Change
	2023	2022	$	%
	(dollars in thousands)
Revenue by geographic location:
Americas	$10,931	$3,185	$7,746	243%
Asia and Pacific	2,581	2,575	6	—
Europe, Middle East and Africa	5,884	4,569	1,315	29
Total	$19,396	$10,329	$9,067	88%
Revenue
Revenue increased by $9.1 million, or 88%, to $19.4 million for the three months ended June 30, 2023 from $10.3 million for the comparable period in the prior year. The increase in revenue was primarily driven by the increase in volume that was due to the Velodyne Merger. In addition, the Company launched the REV7 sensors and realized higher OS sensor revenues in 2023.
Geographic Locations
Revenue increased across the geographic regions of Americas; Asia and Pacific; and Europe, Middle East and Africa as compared to the comparable period in the prior year. The revenue increases in those geographic regions were primarily attributable to the Velodyne Merger, our continued focus and investment in our global sales team and an expansion in the demand for our sensors during the three months ended June 30, 2023.
Cost of Revenue

	Three Months Ended June 30,		Change	Change
	2023	2022	$	%
	(dollars in thousands)
Cost of revenue	$19,210	$7,547	$11,663	155%
Cost of revenue increased by $11.7 million, or 155%, to $19.2 million for the three months ended June 30, 2023 from $7.5 million for the comparable period in the prior year. The increase in cost of revenue was primarily attributable to the Velodyne Merger, which increased revenues and costs, and higher costs related to the transition to the REV7 sensors.
Operating Expenses

	Three Months Ended June 30,		Change	Change
	2023	2022	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$26,447	$15,893	$10,554	66%
Sales and marketing	11,666	7,563	4,103	54
General and administrative	17,842	12,515	5,327	43
Goodwill impairment charges	67,266	—	67,266	*
Total operating expenses:	$123,221	$35,971	$87,250	243%
*Not meaningful.
Research and Development
Research and development expenses increased by $10.6 million, or 66%, to $26.4 million for the three months ended June 30, 2023 from $15.9 million for the comparable period in the prior year. The increase was primarily attributable to the Velodyne Merger, which increased headcount related expenses and other costs.

Sales and Marketing
Sales and marketing expenses increased by $4.1 million, or 54%, to $11.7 million for the three months ended June 30, 2023 from $7.6 million for the comparable period in the prior year. The increase was primarily attributable to the Velodyne Merger, which increased headcount related expenses and other costs.
General and Administrative
General and administrative expenses increased by $5.3 million, or 43%, to $17.8 million for the three months ended June 30, 2023 from $12.5 million for the comparable period in the prior year. The increase was primarily attributable to the Velodyne Merger, which increased headcount related expenses and other costs.
Goodwill Impairment Charges
Goodwill impairment charges were $67.3 million for the three months ended June 30, 2023 for the reasons described above under “Goodwill impairment charges.” There were no goodwill impairment charges during the three months ended June 30, 2022.
Interest Income, Interest Expense and Other Income (Expense), Net

	Three Months Ended June 30,		Change	Change
	2023	2022	$	%
	(dollars in thousands)
Interest income	$2,245	$344	$1,901	553%
Interest expense	(1,728)	(444)	(1,284)	289
Other income (expense), net	(165)	5,326	(5,491)	(103)
*Not meaningful
The increase in interest income was primarily attributable to a higher average cash and cash equivalent balances driven by additions through the Velodyne Merger transaction.
Interest expense was $1.7 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively, related to higher interest on term loan borrowings and amortization of debt issuance costs and discount under our Loan Agreement (as defined below).
Other income (expense), net was $(0.2) million for the three months ended June 30, 2023 compared to $5.3 million for the comparable period in the prior year. During the three months ended June 30, 2022, we recorded a gain of $5.4 million for the fair value change of the private placement warrant liability.
Income Taxes
We were subject to income taxes in the United States and miscellaneous foreign jurisdictions for the three months ended June 30, 2023 and 2022. Our income tax expense for three months ended June 30, 2023 and 2022 was not material to our condensed consolidated financial statements.

Comparison of the Six Months Ended June 30, 2023 and 2022
Revenue

	Six Months Ended June 30,		Change	Change
	2023	2022	$	%
	(dollars in thousands)
Revenue	$36,626	$18,887	$17,739	94%

Revenue by geographic location:
Americas	$20,585	$6,503	$14,082	217%
Asia and Pacific	5,465	4,932	533	11
Europe, Middle East and Africa	10,576	7,452	3,124	42
Total	$36,626	$18,887	$17,739	94%
Revenue
Revenue increased by $17.7 million, or 94%, to $36.6 million for the six months ended June 30, 2023 from $18.9 million for the comparable period in the prior year. The increase in revenue was driven by the increase in volume that was largely due to the Velodyne Merger. In addition, the Company launched the REV7 sensors and realized higher OS sensor revenues in 2023.

Geographic Locations
Revenue increased across the geographic regions of Americas; Asia and Pacific; and Europe, Middle East and Africa as compared to the comparable period in the prior year. The revenue increases in those geographic regions were primarily attributable to the Velodyne Merger, our continued focus and investment in our global sales team and increased demand for our sensors during the six months ended June 30, 2023.
Cost of Revenue

	Six Months Ended June 30,		Change	Change
	2023	2022	$	%
	(dollars in thousands)
Cost of revenue	$36,816	$13,514	$23,302	172%
Cost of revenue increased by $23.3 million, or 172%, to $36.8 million for the six months ended June 30, 2023 from $13.5 million for the comparable period in the prior year. The increase in cost of revenue was primarily attributable to the Velodyne Merger, which increased revenues and costs, and higher costs related to the transition to the REV7 sensors.
Operating Expenses

	Six Months Ended June 30,		Change	Change
	2023	2022	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$58,906	$31,799	$27,107	85%
Sales and marketing	25,199	14,653	10,546	72
General and administrative	49,167	26,298	22,869	87
Goodwill impairment charges	166,675	—	166,675	*
Total operating expenses:	$299,947	$72,750	$227,197	312%
*Not meaningful.

Research and Development
Research and development expenses increased by $27.1 million, or 85%, to $58.9 million for the six months ended June 30, 2023 from $31.8 million for the comparable period in the prior year. The increase was primarily attributable to the Velodyne Merger, which increased headcount related expenses and other costs.
Sales and Marketing
Sales and marketing expenses increased by $10.5 million, or 72%, to $25.2 million for the six months ended June 30, 2023 from $14.7 million for the comparable period in the prior year. The increase was primarily attributable to the Velodyne Merger, which increased headcount related expenses and other costs.
General and Administrative
General and administrative expenses increased by $22.9 million, or 87%, to $49.2 million for the six months ended June 30, 2023 from $26.3 million for the comparable period in the prior year. The increase was primarily attributable to the Velodyne Merger, which increased headcount related expenses and other costs.
Goodwill Impairment Charges
Goodwill impairment charges were $166.7 million for the six months ended June 30, 2023 for the reasons described above under “Goodwill impairment charges.” There were no goodwill impairment charges during the six months ended June 30, 2022.
Interest Income, Interest Expense and Other Income (Expense), Net

	Six Months Ended June 30,		Change	Change
	2023	2022	$	%
	(dollars in thousands)
Interest income	$3,964	$498	$3,466	696%
Interest expense	(3,397)	(444)	(2,953)	665
Other income (expense), net	(111)	7,010	(7,121)	(102)
The increase in interest income was primarily attributable to a higher average cash and cash equivalent balances driven by additions through the Velodyne Merger transaction.
Interest expense was $3.4 million for the six months ended June 30, 2023 and related to term loan borrowings and amortization of debt issuance costs and discount under our Loan Agreement (as defined below). Interest expense recorded for the six months ended June 30, 2022 primarily consisted of interest and amortization of debt issuance cost under our Loan Agreement which commenced on April 29, 2022.
Other income (expense), net was $(0.2) million for the six months ended June 30, 2023 compared to $7.0 million for the comparable period in the prior year. During the six months ended June 30, 2022, we recorded a gain of $7.1 million for the change in fair value of private placement warrant liability.
Income Taxes
We were subject to income taxes in the United States and miscellaneous foreign jurisdictions for the six months ended June 30, 2023 and 2022. Our income tax expense for the six months ended June 30, 2023 and 2022 was not material to the Company’s condensed consolidated financial statements.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and short-term investments funded through the Velodyne Merger, cash generated from revenues, sales of common stock under our at-the market equity offering program and proceeds from our Loan Agreement with Hercules Capital, Inc.
On April 29, 2022, we entered into an open market sale agreement with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. (the “ATM Agreement”), pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $150.0 million under an “at-the-market” equity offering program. Subject to the terms and conditions of the agreement, we may sell the shares in amounts and at times to be determined by us but we are under no obligation to sell any of the shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common stock, capital needs and determinations by us of the appropriate sources of funding. During the three and six months ended June 30, 2023, we did not sell any stock under the ATM Agreement. The remaining availability under the ATM Agreement as of June 30, 2023 is approximately $133.2 million. We previously suspended the ATM Agreement; however, as stated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, we no longer consider the program to be suspended. We may elect to make sales under the ATM Agreement, and if so, we intend to use the net proceeds from the sale of shares pursuant to the ATM Agreement for working capital and general corporate purposes.
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
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the condensed consolidated balance sheet as of June 30, 2023, while others are considered future commitments. Our contractual obligations primarily consist of non-cancelable purchase commitments with various parties to purchase goods or services, primarily inventory, entered into in the normal course of business and operating leases. For information regarding our other contractual obligations, refer to Note 8, Commitments and Contingencies and Part II, Item 7 of our Annual Report on Form 10-K as filed with the SEC on March 24, 2023.
As of June 30, 2023, the Company’s existing sources of liquidity included cash, cash equivalents and short-term investments of $224.4 million. The Company has incurred losses and negative cash flows from operations for several years. If the Company continues to incur losses in the future, it may need to improve liquidity and raise additional capital through the issuance of equity, including under the ATM Agreement, and/or debt. This is subject, to a certain extent, to general economic, financial, competitive, regulatory, and other factors that are beyond our control and there can be no assurance that the Company would be able to raise such capital. Nevertheless, management believes that the Company’s existing sources of liquidity will be adequate to fund its operations for at least twelve months from the date the unaudited condensed consolidated financial statements in this Quarterly Report were available for issuance.
Cash Flow Summary
The following table summarizes our cash flows from continuing operations for the periods presented:

	Six Months Ended June 30,
	2023	2022
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$(86,478)	$(55,393)
Investing activities	$54,651	$(1,002)
Financing activities	$460	$33,599

Operating Activities
During the six months ended June 30, 2023, operating activities used $86.5 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $300.0 million, impacted by our non-cash charges of $223.2 million, primarily consisting of goodwill impairment charges of $166.7 million, depreciation and amortization of $10.6 million, loss on write-off of construction in progress and right-of-use asset impairment of $1.4 million, stock-based compensation of $38.2 million, a change in right-of-use asset of $2.0 million and inventory write down of $5.1 million. The changes in our operating assets and liabilities of $9.6 million were primarily due to an increase in accounts receivable of $3.4 million, increase in inventory of $3.6 million, a decrease in accounts payable of $1.7 million and an increase in accrued and other liabilities of $4.8 million.
During the six months ended June 30, 2022, operating activities used $55.4 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $60.4 million, impacted by our non-cash charges of $16.6 million primarily consisting of stock-based compensation of $16.9 million, a $7.1 million change in fair value of warrant liabilities, depreciation and amortization of $4.7 million, a change in right-of-use asset of $1.4 million, interest expense and amortization of debt issuance costs and a debt discount of $0.4 million. The changes in our operating assets and liabilities of $11.6 million were primarily due to a decrease in operating lease liability of $1.6 million, an increase in accounts payable of $1.1 million, a decrease in accounts receivable of $1.3 million and an increase in accrued and other liabilities of $0.3 million.
Investing Activities
During the six months ended June 30, 2023, cash provided by investing activities was $54.7 million, which was attributed primarily to the Velodyne Merger and proceeds from sales of short-term investments.
During the six months ended June 30, 2022, cash used in investing activities was $1.0 million, which was related to purchases of property, plant and equipment, partially offset by sales of property and equipment.
Financing Activities
Financing activities for the six months ended June 30, 2023 were not material. During the six months ended June 30, 2022, cash provided by financing activities was $33.6 million, consisting primarily of $19.1 million of proceeds from borrowings, net of debt discount and issuance costs, $14.6 million of proceeds from the issuance of common stock under the ATM Agreement, net of commissions and fees and proceeds from the exercise of stock options of $0.3 million.
Critical Accounting Estimates
Our critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to our critical accounting policies since the filing of our Annual Report on Form 10-K for the year ended December 31, 2022 except for the revision in our revenue policies and addition of investments as a significant accounting policy, both in connection with Velodyne Merger, which is described in Note 2 - Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
As of June 30, 2023, we had cash and cash equivalents and short-term investments of approximately $224.4 million, out of which $19.4 million consisted of institutional money market funds, $95.0 million commercial paper, and $38.1 million corporate debt and U.S. government agency securities which carries a degree of interest rate risk. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes.
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
In addition, our operating results are subject to risk from interest rate fluctuations on borrowings under our Loan Agreement, which carry variable interest rates. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Because our borrowings under our Loan Agreement bear interest at variable rates, we are exposed to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of June 30, 2023, we had $40.1 million of variable rate debt outstanding under our Loan Agreement. Based upon a sensitivity analysis of our debt levels on June 30, 2023, an increase or decrease of 1% point in the effective interest rate would cause an increase or decrease in interest expense of approximately $0.4 million over the next 12 months. We do not use derivative financial instruments for speculative or trading purposes, but this does not preclude our adoption of specific hedging strategies in the future.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023 due to the material weaknesses in our internal control over financial reporting described below.

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
Remediation Measures Taken
We have taken several measures to design and implement controls to improve our internal control over financial reporting and continued to make progress during the quarter ended June 30, 2023 towards establishing an effective internal control framework to remediate the foregoing material weaknesses. Our efforts have included the following:
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

While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period, we are committed to continuous improvement and will continue to review our internal control over financial reporting diligently.
Changes in Internal Control over Financial Reporting
Other than the remediation measures described above, there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we have been and may again become involved in legal proceedings arising in the ordinary course of our business. See Part I, Item 1 “Financial Statements (Unaudited) - Note 8, Commitments and Contingencies” for a discussion of material legal proceedings.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity
Unregistered Sales of Equity Securities
We did not sell any securities during the three months ended June 30, 2023 that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
We did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act during the three months ended June 30, 2023.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
a.None.
b.None.
c.Not applicable.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference

		Form	File No.	Exhibit	Filing Date	Filed/ Furnished herewith
2.1†	Agreement and Plan of Merger, dated as of December 21, 2020, by and among the Company, Beam Merger Sub, Inc. and Ouster, Inc.	S-4/A	333-251611	2.1	2/10/2021
2.2†	Agreement and Plan of Merger, dated November 4, 2022, by and among Velodyne Lidar, Inc., Ouster, Inc., Oban Merger Sub, Inc. and Oban Merger Sub II LLC.	8-K	001-39463	2.1	11/7/2022
3.1	Certificate of Incorporation of Ouster, Inc.	S-4 POS	333-251611	3.1	3/10/2021
3.2	Certificate of Amendment to Certificate of Incorporation of Ouster, Inc.	8-K	001-39463	3.1	4/20/2023
3.3	Bylaws of Ouster, Inc.	S-4 POS	333-251611	3.2	3/10/2021
4.1	Warrant Agreement, dated October 14, 2018, by and between Continental Stock Transfer & Trust Company and Velodyne Lidar, Inc.	8-K	001-38703	4.1	10/18/2018
4.2	Warrant to Purchase Common Stock of Velodyne Lidar, Inc., by and between Velodyne Lidar, Inc. and Amazon.com NV Investment Holdings LLC, dated as of February 4, 2022	8-K	001-38703	4.1	2/7/2022
10.1	Joinder Agreement by and between Velodyne Lidar USA, Inc. and Hercules Capital, Inc., dated May 9, 2023					*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
____________

†	The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ouster, Inc.
Date: August 14, 2023	By:	/s/ Mark Weinswig
	Name:	Mark Weinswig
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)