Form 10-Q
period 2023-09-30
Ouster, Inc.
filed 2023-11-13
CIK 1816581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of November 9, 2023, the registrant had 40,692,290 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Ouster, Inc. (the “Company”, “Ouster,” or “we”) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding the anticipated interest expense savings from the prepayment of the term loan facility with Hercules Capital, Inc.; the projected operational flexibility afforded to Ouster under its credit agreement with UBS Bank USA and UBS Financial Services Inc.; Ouster’s future restricted cash balances; the anticipated benefits of and costs associated with the Velodyne Merger (as defined herein) and related restructuring initiatives; Ouster’s expectations surrounding the Velodyne Merger and its ability to grow the Company’s sales and bolster the Company’s financial position; expected contractual obligations and capital expenditures; the capabilities of and demand for Ouster’s products; Ouster’s anticipated new product launches and developments, including software-related solution systems; Ouster’s ability to grow its sales and marketing organization; Ouster’s future results of operations and financial position; industry and business trends; the remediation of material weaknesses; potential risks of inventory obsolescence; Ouster’s expectations regarding the Hesai intellectual property patent infringement cases; the impact of market conditions and other macroeconomic factors on Ouster’s business, financial condition and results of operation; Ouster’s future business strategy, plans, distribution partnerships, market growth and its objectives for future operations; and Ouster’s competitive market position within its industry, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” “aim,” “forecast,” “should,” “can have,” “likely,” and similar expressions are intended to identify forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and trends that it believes may affect its financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions that may cause actual results to differ materially from those that Ouster expected, including, but not limited to, Ouster’s limited operating history and history of losses; its ability to successfully integrate its business with Velodyne and achieve the anticipated benefits and synergies of the Velodyne Merger; substantial research and development costs needed to develop and commercialize new products; fluctuations in its operating results; Ouster’s ability to maintain competitive average selling prices or high sales volumes or reduce product costs; conditions in its customers’ industries; the competitive environment in which Ouster operates; the negotiating power and product standards of its customers; the creditworthiness of Ouster’s customers; the ability of its lidar technology roadmap and new software solutions to catalyze growth; the selection of Ouster’s products for inclusion in target markets; risks of product delivery problems or defects; costs associated with product warranties; Ouster’s future capital needs and ability to secure additional capital on favorable terms or at all; inaccurate forecasts of market growth; Ouster’s ability to manage growth; Ouster’s ability to grow its sales and marketing organization; risks related to acquisitions; risks related to international operations and compliance; cancellation or postponement of contracts or unsuccessful implementations; Ouster’s ability to maintain inventory and the risk of inventory write-downs; its ability to use tax attributes; Ouster’s dependence on key third-party suppliers, in particular Benchmark Electronics, Inc. and Fabrinet; supply chain constraints and challenges; risks related to Ouster’s indebtedness; Ouster’s ability to recruit and retain key personnel; Ouster’s ability to effectively respond to evolving regulations and standards; Ouster’s ability to adequately protect and enforce its intellectual property rights, including as relates to Hesai; risks related to operating as a public company; and other important factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, that are further updated from time to time in the Company’s other filings with the Securities and Exchange Commission (the “SEC”) that may cause its actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.
Any forward-looking statements made herein speak only as of the date of this Quarterly Report, and you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or achievements reflected in the forward-looking statements will be achieved or occur. Except as required by applicable law, we undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report or to conform these statements to actual results or revised expectations.

GENERAL
Unless the context otherwise indicates, references in this Quarterly Report to the terms “Ouster,” “the Company,” “we,” “our” and “us” refer to Ouster, Inc.
We may announce material business and financial information to our investors using our investor relations website at https://investors.ouster.com/overview. We therefore encourage investors and others interested in Ouster to review the information that we make available on our website, in addition to following our SEC filings, webcasts, press releases and conference calls. Information contained on our website is not part of this Quarterly Report.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OUSTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$75,585	$122,932
Restricted cash, current	540	257
Short-term investments	124,913	—
Accounts receivable, net	13,404	11,233
Inventory	26,474	19,533
Prepaid expenses and other current assets	11,971	8,543
Total current assets	252,887	162,498
Property and equipment, net	11,529	9,695
Unbilled receivable, long-term portion	7,583	—
Operating lease, right-of-use assets	19,812	12,997
Goodwill	—	51,152
Intangible assets, net	26,053	18,165
Restricted cash, non-current	1,090	1,089
Other non-current assets	2,877	541
Total assets	$321,831	$256,137
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,932	$8,798
Accrued and other current liabilities	35,793	17,071
Contract liabilities	10,776	402
Operating lease liability, current portion	7,078	3,221
Total current liabilities	61,579	29,492
Operating lease liability, long-term portion	20,376	13,400
Debt	40,422	39,574
Contract liabilities, long-term portion	3,914	342
Other non-current liabilities	1,493	1,710
Total liabilities	127,784	84,518
Commitments and contingencies (Note 8 )
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized at September 30, 2023 and December 31, 2022; 40,626,201 and 18,658,799 issued and outstanding at September 30, 2023 and December 31, 2022, respectively.	39	19
Additional paid-in capital	971,419	613,665
Accumulated deficit	(777,031)	(441,916)
Accumulated other comprehensive loss	(380)	(149)
Total stockholders’ equity	194,047	171,619
Total liabilities and stockholders’ equity	$321,831	$256,137

The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$22,209	$11,204	$58,835	$30,091
Cost of revenue	19,116	7,488	55,932	21,002
Gross (loss) profit	3,093	3,716	2,903	9,089
Operating expenses:
Research and development	16,678	17,212	75,584	49,011
Sales and marketing	7,887	8,541	33,086	23,194
General and administrative	14,270	14,008	63,437	40,306
Goodwill impairment charges	—	—	166,675	—
Total operating expenses	38,835	39,761	338,782	112,511
Loss from operations	(35,742)	(36,045)	(335,879)	(103,422)
Other income (expense):
Interest income	2,495	733	6,459	1,231
Interest expense	(1,825)	(699)	(5,222)	(1,143)
Other income (expense), net	(13)	61	(124)	7,071
Total other income, net	657	95	1,113	7,159
Loss before income taxes	(35,085)	(35,950)	(334,766)	(96,263)
Provision for income tax expense	17	37	349	121
Net loss	$(35,102)	$(35,987)	$(335,115)	$(96,384)
Other comprehensive loss
Changes in unrealized loss on available for sale securities	63	—	40	—
Foreign currency translation adjustments	(213)	(87)	(271)	(175)
Total comprehensive loss	$(35,252)	$(36,074)	$(335,346)	$(96,559)
Net loss per common share, basic and diluted	$(0.89)	$(1.98)	$(9.39)	$(5.48)
Weighted-average shares used to compute basic and diluted net loss per share	39,228,118	18,136,135	35,670,408	17,576,509
The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2022	18,658,799	$19	$613,665	$(441,916)	$(149)	$171,619
Issuance of common stock upon Velodyne Merger	19,483,269	20	306,582	—	—	306,602
Issuance of common stock upon exercise of stock options	10,007	—	18	—	—	18
Issuance of common stock upon vesting of restricted stock	568,675	—	—	—	—	—
Repurchase of common stock	(3,753)	—	—	—	—	—
Vesting of early exercised stock options	—	—	27	—	—	27
Stock-based compensation expense	—	—	21,780	—	—	21,780
Net loss	—	—	—	(177,280)	—	(177,280)
Other Comprehensive loss	—	—	—	—	(30)	(30)
Balance — March 31, 2023	38,716,997	39	942,072	(619,196)	(179)	322,736
Common Stock adjustment reflected as a result of the one-for-10 reverse stock split effectuated on April 6, 2023	85,893	—	—	—	—	—
Issuance of common stock upon exercise of stock options	69,080	—	131	—	—	131
Issuance of common stock upon vesting of restricted stock	385,865	—	—	—	—	—
Issuance of common stock to employees under employee stock purchase plan	62,880	—	310	—	—	310
Common stock warrants issuable to customer	—	—	61	—	—	61
Vesting of early exercised stock options	—	—	71	—	—	71
Stock-based compensation expense	—	—	16,466	—	—	16,466
Net loss	—	—	—	(122,733)	—	(122,733)
Other Comprehensive loss	—	—	—	—	(51)	(51)
Balance — June 30, 2023	39,320,715	39	959,111	(741,929)	(230)	216,991
Proceeds from at-the-market offering, net of commissions and fees of $122 and issuance costs of $327	802,832	—	3,616	—	—	3,616
Issuance of common stock upon exercise of stock options	47,710	—	93	—	—	93
Issuance of common stock upon exercise of restricted stock	454,944	—	—	—	—	—
Common stock warrants issuable to customer	—	—	227	—	—	227
Vesting of early exercised stock options	—	—	—	—	—	—
Stock-based compensation expense	—	—	8,372	—	—	8,372
Net loss	—	—	—	(35,102)	—	(35,102)
Other Comprehensive loss	—	—	—	—	(150)	(150)
Balance — September 30, 2023	40,626,201	$39	$971,419	$(777,031)	$(380)	$194,047

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2021	17,220,042	$17	$564,045	$(303,356)	$(6)	260,700
Issuance of common stock upon exercise of stock options	82,270	—	209	—	—	209
Issuance of common stock upon vesting of restricted stock - net of tax withholding	81,249	—	(59)	—	—	(59)
Repurchase of common stock	(23,311)	—	(31)	—	—	(31)
Vesting of early exercised stock options	—	—	19	—	—	19
Stock-based compensation expense	—	—	8,750	—	—	8,750
Net loss	—	—	—	(32,397)	—	(32,397)
Other Comprehensive loss	—	—	—	—	(12)	(12)
Balance — March 31, 2022	17,360,250	17	572,933	(335,753)	(18)	237,179
Proceeds from at-the-market offering, net of commissions and fees of $451 and issuance costs of $873	674,934	1	14,021	—	—	14,022
Issuance of common stock upon exercise of stock options	23,424	—	45	—	—	45
Issuance of common stock upon exercise of restricted stock awards	95,086	—	—	—	—	—
Repurchase of common stock	(5,730)	—	(12)	—	—	(12)
Vesting of early exercised stock options	—	—	52	—	—	52
Cancellation of Sense acquisition shares	(5,513)	—	(358)	—	—	(358)
Stock-based compensation expense	—	—	8,119	—	—	8,119
Net loss	—	—	—	(28,000)	—	(28,000)
Other Comprehensive loss	—	—	—	—	(76)	(76)
Balance — June 30, 2022	18,142,451	$18	$594,800	$(363,753)	$(94)	$230,971
Proceeds from at-the-market offering, net of commissions and fees of $54	108,437		1,754	—	—	1,754
Issuance of common stock upon exercise of stock options	72,209	—	146	—	—	146
Issuance of common stock upon exercise of restricted stock awards	97,515	—	—	—	—	—
Repurchase of common stock	(1,610)	—	(3)	—	—	(3)
Vesting of early exercised stock options	—	—	43	—	—	43
Stock-based compensation expense	—	—	8,455	—	—	8,455
Net loss	—	—	—	(35,987)	—	(35,987)
Other Comprehensive loss	—	—	—	—	(87)	(87)
Balance — September 30, 2022	18,419,002	$18	$605,195	$(399,740)	$(181)	$205,292

The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(335,115)	$(96,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment charges	166,675	—
Depreciation and amortization	14,290	7,070
Loss on write-off of construction in progress and right-of-use asset impairment	1,423
Gain on lease termination	(807)	—
Stock-based compensation	46,618	25,324
Reduction of revenue related to stock warrant issued to customer	288	—
Amortization of right-of-use asset	3,268	2,075
Interest expense	1,112	290
Amortization of debt issuance costs and debt discount	190	104
Accretion or amortization on short-term investments	(3,303)	—
Change in fair value of warrant liabilities	(67)	(7,350)
Inventory write-downs and purchase commitment losses	8,223	894
Provision for doubtful accounts	1,015	9
Gain from disposal of property and equipment	(248)	(100)
Changes in operating assets and liabilities, net of acquisition effects:
Accounts receivable	4,498	(69)
Inventory	(4,474)	(14,249)
Prepaid expenses and other assets	676	(1,540)
Accounts payable	(4,112)	3,225
Accrued and other liabilities	(10,229)	(158)
Contract liabilities	410	—
Operating lease liability	(4,034)	(2,431)
Net cash used in operating activities	(113,703)	(83,290)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	560	275
Purchases of property and equipment	(2,633)	(2,353)
Purchase of short-term investments	(82,021)	—
Proceeds from sales of short-term investments	115,481	—
Cash and cash equivalents acquired in the Velodyne Merger	32,137	—
Net cash provided by (used in) investing activities	63,524	(2,078)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	—	(46)
Proceeds from ESPP purchase	310	—
Proceeds from exercise of stock options	243	398
Proceeds from borrowings, net of debt discount and issuance costs	—	19,077
Proceeds from the issuance of common stock under at-the-market offering, net of commissions and fees	2,936	16,322
At-the-market offering costs for the issuance of common stock	(104)	(278)
Taxes paid related to net share settlement of restricted stock units	—	(59)
Net cash provided by financing activities	3,385	35,414
Effect of exchange rates on cash and cash equivalents	(269)	(175)
Net decrease in cash, cash equivalents and restricted cash	(47,063)	(50,129)
Cash, cash equivalents and restricted cash at beginning of period	124,278	184,656
Cash, cash equivalents and restricted cash at end of period	$77,215	$134,527

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
SUPPLEMENTAL DISCLOSURES OF OPERATING ACTIVITIES:
Cash paid for interest	$4,362	$750
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accrued liabilities	$470	$45
Common stock shares issued in the Velodyne Merger	$297,425	$—
Common stock warrants issued in the Velodyne Merger	$9,177	$—
Unpaid at-the-market offering costs	$223	$267
Right-of-use assets obtained in exchange for operating lease liability	$—	$571

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
Basis of Presentation and Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries (all of which are wholly owned) and have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) applicable to interim periods. All intercompany balances and transactions have been eliminated in consolidation. The presentation of certain prior period amounts has been reclassified to conform with current year presentation.
The unaudited condensed consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results of operations for the periods shown. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022 and the notes related thereto, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 24, 2023. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with US GAAP have been condensed or omitted from this report, as is permitted by applicable rules and regulations. The results of operations for any interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future years or interim periods.
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

Liquidity
The Company’s principal sources of liquidity are its cash and cash equivalents and short-term investments funded from the Merger and the Velodyne Merger, cash generated from revenues, sales of common stock under its at-the-market equity offering program and debt financing.
As of September 30, 2023, the Company’s existing sources of liquidity included cash, cash equivalents and short-term investments of $200.5 million. The Company has incurred losses and negative cash flows from operations for several years. If the Company continues to incur losses in the future, it may need to improve liquidity and raise additional capital through the issuance of equity and/or debt. There can be no assurance that the Company would be able to raise such capital. However, management believes that the Company’s existing sources of liquidity are adequate to fund its operations for at least twelve months from the date the condensed consolidated financial statements herein were available for issuance.
Note 2 – Summary of Significant Accounting Policies
During the nine months ended September 30, 2023, there were no significant changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2023, except for the changes described below. The Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.
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
2) Identify the performance obligations in the contract
Performance obligations promised in a contract are identified based on the product or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the product or service either on its own or together with other resources readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the product or services is separately identifiable from other promises in the contract.
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
4) Allocate the transaction price to performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”). In the three and nine months ended September 30, 2023 and 2022, respectively, the Company did not have a material volume of contracts that required the allocation of transaction price to multiple performance obligations.
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
Licenses
The Company licenses rights to its IP to certain third parties and collects royalties based on the third parties’ product sales. IP revenue recognition is dependent on the nature and terms of each agreement. The Company recognizes license revenue upon the later of (a) delivery of the IP or (b) commencement of the license term if there are no substantive future obligations to perform under the arrangement. Revenue for licenses to future technology developed on a when-and-if -available basis is recognized straight-line over the license period as long as customers continue to have access to the future technology. Royalties from the license of IP are recognized at the later of the period the sales occur or the satisfaction of the performance obligation to which some or all of the royalties have been allocated.
Product Warranties
The Company provides standard product warranties for a term of typically one to two years depending on the product to ensure that its products comply with agreed-upon specifications. Standard warranties are considered to be assurance type warranties and are not accounted for as separate performance obligations. The Company also provides service type extended warranties for typically an additional term ranging up to two additional years. For service type extended warranty contracts, the Company allocates revenue to this performance obligation on a relative standalone selling price basis and recognizes the revenue on a ratable basis over time during the effective period of the services.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist primarily of cash, cash equivalents, restricted cash, short-term investments and accounts receivable. Cash, cash equivalents, restricted cash and short-term investments are deposited with federally insured commercial banks. At times, cash balances in the U.S. may be in excess of federal insurance limits. As of September 30, 2023 and December 31, 2022, the Company had cash, cash equivalents and restricted cash with financial institutions in the U.S. of $72.8 million and $123.5 million, respectively. As of September 30, 2023 and December 31, 2022, the Company also had cash on deposit with financial institutions in countries other than the U.S. of approximately $4.4 million and $0.8 million, respectively, that was not federally insured.
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
Accounts receivable, from the Company’s major customers representing 10% or more of total accounts and unbilled receivable was as follows:

	September 30, 2023	December 31, 2022
Customer A	36%	*
Customer B	19%	*
*Customer accounted for less than 10% of total accounts and unbilled receivable in the period.

Revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Customer E	16%	*	*	*
Customer F	11%	*	*	*

* Customer accounted for less than 10% of total revenue in the period.

Concentrations of Supplier Risk
Purchases from the Company’s major suppliers representing 10% or more of total purchases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Supplier A	15%	*	12%	*
Supplier B	18%	29%	20%	33%
*Accounted for less than 10% of total purchases.
Accounts payable to the Company’s major suppliers and professional services vendors representing 10% or more of total accounts payable were as follows:

	September 30, 2023	December 31, 2022
Supplier A	20%	*
Supplier B	49%	39%
Professional Services Vendor A	*	14%
*Accounted for less than 10% of total accounts payable.
Note 3. Business Combination
On February 10, 2023, the Company completed the Velodyne Merger. Velodyne shares ceased trading on the Nasdaq Stock Market LLC after market close on February 10, 2023, and each Velodyne share was exchanged for 0.8204 shares of the Company’s common stock. Velodyne is treated as the acquired company for financial reporting purposes. This determination is primarily based on the Company’s senior management prior to Velodyne Merger comprising a majority of the senior management of the Company following Velodyne Merger, the Company being the initiator of acquiring Velodyne and the Company being the party issuing shares in the Velodyne Merger. The acquisition price for the Velodyne Merger was $306.6 million, primarily consisting of fair value of the Company’s common stock issued in exchange for Velodyne shares and fair value of the Amazon Warrant (Note 7) of $8.6 million. Through September 30, 2023, transaction costs incurred by the Company in connection with the Velodyne Merger, including professional fees, were $13.0 million.

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
The Company’s consolidated statement of operations as of September 30, 2023, includes Velodyne revenue of $21.5 million for the period from the acquisition date of February 10, 2023 to September 30, 2023. Due to the continued integration of the combined businesses, it was impractical to determine the earnings.
The unaudited supplemental pro forma information below presents the combined historical results of operations of the Company and Velodyne as if the Velodyne Merger had been completed as of January 1, 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$22,209	$20,845	$58,835	$57,419
Net loss	$(35,102)	$(78,228)	$(335,115)	$(255,392)
The unaudited supplemental pro forma information above includes the following adjustments to net loss in the appropriate pro forma periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
An increase in amortization expense related to the fair value of acquired identifiable intangible assets, net of the amortization expense already reflected in actual historical results	$—	$(678)	$(277)	$(2,186)
A decrease (increase) in expenses related to the transaction expenses	$—	$—	$6,058	$(6,058)
A net increase in revenue related to the impact of the acceleration of the Amazon Warrant vesting recognized by Velodyne at the close of the Velodyne Merger transaction	$—	$—	$3,656	$—
A decrease in expenses related to the impact of the acceleration of the Amazon Warrant vesting recognized by Velodyne at the close of the Velodyne Merger transaction	$—	$—	$26,704	$—
Represents decrease (increase) in additional stock-based compensation expense related to Ouster employee terminations due to change in control.	$—	$—	$6,383	$(5,195)
Represents a decrease (increase) in severance expense in connection with the Velodyne Merger transaction	$—	$—	$10,586	(10,586)
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

Note 4. Fair Value of Financial Instruments
The following table provides information by level for the Company’s assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$45,974	$—	$—	$45,974
Short-term investments:
Commercial paper	—	$73,159	—	73,159
Corporate debt and U.S. government agency securities	—	$51,754	—	51,754
Total short-term investments	—	124,913	—	124,913
Total financial assets	$45,974	$124,913	$—	$170,887
Liabilities
Warrant liabilities	$—	$—	$113	$113
Total financial liabilities	$—	$—	$113	$113

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$121,100	$—	$—	$121,100
Total financial assets	$121,100	$—	$—	$121,100
Liabilities
Warrant liabilities	$—	$—	$180	$180
Total financial liabilities	$—	$—	$180	$180
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
The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

Private Placement Warrant Liability
Fair value as of December 31, 2022	180
Change in the fair value included in other income, net	(67)
Fair value as of September 30, 2023	113

Fair value as of December 31, 2021	$7,626
Change in the fair value included in other income, net	(7,350)
Fair value as of September 30, 2022	$276

Non-Recurring Fair Value Measurements
The Company has certain assets, including intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered to be within the Level 3 valuation hierarchy due to the subjective nature of the unobservable inputs used.
Disclosure of Fair Values
Financial instruments that are not re-measured at fair value include accounts receivable, accounts payable, accrued and other current liabilities and debt. The carrying values of these financial instruments approximate their fair values.
Note 5. Balance Sheet Components
Cash, Cash Equivalents and Short-Term Investments
The Company’s cash and cash equivalents consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Cash	$29,611	$1,832
Cash equivalents:
Money market funds(1)	45,974	121,100
Total cash and cash equivalents	$75,585	$122,932
(1)The Company maintains a cash sweep account, which is included in money market funds as of September 30, 2023 and December 31, 2022. Cash is invested in short-term money market funds that earn interest.
The Company acquired short-term investments consisting of commercial paper, corporate debt and U.S. government agency securities as a result of the merger with Velodyne that closed on February 10, 2023 (see Note 3). Short-term investments were $124.9 million as of September 30, 2023. Unrealized gains and losses on the Company’s short-term investments were not significant as of September 30, 2023 and therefore, the amortized cost of the Company’s short-term investments approximated their fair value.
Cash, Cash Equivalents and Restricted Cash
Restricted cash consists of collateral to merchant credit card and certificates of deposit held by a bank as security for outstanding letters of credit.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheets to the amounts reported in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2023	September 30, 2022
Cash and cash equivalents	$75,585	$133,189
Restricted cash, current	540	250
Restricted cash, non-current	1,090	1,088
Total cash, cash equivalents and restricted cash	$77,215	$134,527

Inventory
Inventory, consisting of material, direct and indirect labor, and manufacturing overhead, consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$9,768	$6,971
Work in process	2,916	3,857
Finished goods	13,790	8,705
Total inventory	$26,474	$19,533
Total inventory balance as of September 30, 2023 includes remaining inventory balance acquired as part of the Velodyne Merger at its fair value as of February 10, 2023. During the nine months ended September 30, 2023 and 2022, the Company recorded the inventory write-downs of $7.2 million and $0.9 million, respectively.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid expenses	$7,426	$3,944
Receivable from contract manufacturer	2,083	2,526
Other current assets	2,462	2,073
Total prepaid and other current assets	$11,971	$8,543
As of September 30, 2023, prepaid expenses included a $2.5 million prepayment made by the Company to a contract manufacturer for the purchase of inventories which the Company expects to be converted to finished goods.
Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	Estimated Useful Life (in years)	September 30, 2023	December 31, 2022
Machinery and equipment	3	$15,710	$8,716
Computer equipment	3	1,101	340
Automotive and vehicle hardware	5	22	93
Software	3	593	85
Furniture and fixtures	7	943	848
Construction in progress		4,458	3,448
Leasehold improvements	Shorter of useful life or lease term	10,879	9,319
		33,706	22,849
Less: Accumulated depreciation		(22,177)	(13,154)
Property and equipment, net		$11,529	$9,695
Depreciation expense associated with property and equipment was $9.2 million and $3.7 million during the nine months ended September 30, 2023 and 2022, respectively.

Goodwill
Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets acquired in a business combinations. The following table displays the changes in the carrying amount of goodwill (in thousands):

Goodwill
Balance - December 31, 2022	$51,152
Goodwill addition related to Velodyne Merger	115,523
Goodwill impairment charges	(166,675)
Balance - September 30, 2023	$—
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
As of September 30, 2023, remaining goodwill balance was nil. No goodwill impairment charges were recognized during the year ended December 31, 2022.
Intangible Assets, Net
The following tables present acquired intangible assets, net as of September 30, 2023 and December 31, 2022 (in thousands):

		September 30, 2023
	Estimated Useful Life (in years)	Gross Carrying amount	Accumulated Amortization	Net Book Value
Developed technology	3 - 8	$23,500	$(5,126)	$18,374
Vendor relationship	3	6,600	(4,217)	2,383
Customer relationships	3 - 8	6,300	(1,004)	5,296
Intangible assets, net		$36,400	$(10,347)	$26,053

		December 31, 2022
	Estimated Useful Life (in years)	Gross Carrying amount	Accumulated Amortization	Net Book Value
Developed technology	8	$15,900	$(2,318)	$13,582
Vendor relationship	3	6,600	(2,567)	4,033
Customer relationships	3	900	(350)	550
Intangible assets, net		$23,400	$(5,235)	$18,165
Amortization expense was $5.1 million and $3.4 million during the nine months ended September 30, 2023 and 2022, respectively.

The following table summarizes estimated future amortization expense of finite-lived intangible assets-net (in thousands):

Years:	Amount
2023 (the remainder of 2023)	$1,759
2024	6,604
2025	4,515
2026	3,776
2027	3,682
Thereafter	5,717
Total	$26,053
Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation	$6,433	$3,758
Uninvoiced receipts	20,523	10,727
Warranty	3,319	937
Other	5,518	1,649
Total accrued and other current liabilities	$35,793	$17,071
Note 6. Debt
Loan and Security Agreement
On April 29, 2022, the Company entered into a Loan Agreement with Hercules Capital, Inc. (“Hercules”) (as amended, the “Loan Agreement”). The Loan Agreement provided the Company with a term loan facility of up to $50.0 million, subject to certain terms and conditions. The Company borrowed the initial tranche of $20.0 million on April 29, 2022. On October 17, 2022, the Company borrowed an additional $20.0 million. As of September 30, 2023, the Company did not achieve certain conditions relating to trailing twelve month revenue and profit milestones under the Loan Agreement therefore an additional $10.0 million is no longer available to the Company.
The Loan Agreement included a minimum liquidity financial covenant whereby the Company was required to maintain at least $60.0 million of cash in deposit accounts that are subject to an account control agreement in favor of Hercules.
On February 10, 2023, the Company entered into the Third Amendment, which amended the Loan Agreement to (i) increase the existing debt baskets for (a) purchase money debt and capital leases and (b) letter of credit obligations, (ii) provide for increased flexibility to maintain cash in non-US accounts, and (iii) provide for increased flexibility to relocate certain equipment.
Advances under the Loan Agreement bore interest at the rate of interest equal to greater of either (i) (x) the prime rate as reported in The Wall Street Journal plus (y) 6.15%, and (ii) 9.40%, subject to compliance with financial covenants and other conditions. The Loan Agreement included covenants, limitations, and events of default customary for similar facilities. Prior to its termination (see Note 16), the Loan Agreement would mature on May 1, 2026.
In connection with the Loan Agreement, the Company paid the lender a cash facility and legal fees of $0.6 million and incurred debt issuance costs to third parties that were directly related to issuing debt in the amount of $0.3 million. The effective interest rate on this debt was 17.9% after giving effect to the debt discount, debt issuance costs and the end of term charge. Amortization expense included in the interest expense related to debt discount and debt issuance costs of the Loan Agreement was not material for the three and nine months ended September 30, 2023.

Interest on amounts borrowed under the Loan Agreement were payable on a monthly basis until June 1, 2025 (the “Amortization Date”). On and as of the Amortization Date, payments were to consist of equal monthly installments of principal and interest payable until the secured obligations were repaid in full. However, if the Company achieved certain equity proceeds, revenue or profit targets for the twelve-month period ending December 31, 2023, then the Amortization Date would have been extended to the Maturity Date. The entire principal balance and all accrued but unpaid interest would be due and payable on the Maturity Date. On the earliest to occur of May 1, 2026, the date on which the obligations under the Loan Agreement were to be paid and the date on which such obligations become due and payable, the Company was also required to pay Hercules an end of term fee in an amount equal to 7.45% of the aggregated amount of all Advances made under the Loan Agreement.
The Company was permitted to prepay the principal of any advance made pursuant to the terms of the Term Loan Facility at any time subject to a prepayment charge equal to: 2.50%, if such advance was prepaid in any of the first 12 months following the Closing Date, 1.50%, if such advance was prepaid after 12 months but prior to 24 months following the Closing Date, and 1.0%, if such advance was prepaid anytime thereafter.
As of September 30, 2023, the Company was in compliance with all financial covenants under the Loan Agreement.
Long-term debt outstanding is summarized below (in thousands):

September 30, 2023
Long-term debt	$40,000
End of term fee	994
Less: unamortized debt discount	(372)
Less: debt issuance costs	(200)
Total debt	$40,422

The long-term debt was repaid with proceeds drawn under a credit line agreement with UBS Bank USA and UBS Financial Services Inc. on October 25, 2023 (see Note 16).
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
The private placement warrant liability was remeasured to fair value as of September 30, 2023 and 2022, resulting in a loss of $0.1 million and $7.4 million gain for the nine months ended September 30, 2023 and 2022, respectively, classified within other income, net in the condensed consolidated statements of operations and comprehensive loss.
The Private Placement warrants were valued using the following assumptions under the Black-Scholes option-pricing model:

	September 30, 2022	December 31, 2022	September 30, 2023
Stock price	$9.60	$8.60	$5.04
Exercise price of warrant	$115.00	$115.00	$115.00
Expected term (years)	3.4	3.2	2.4
Expected volatility	69.2%	70.0%	93.00%
Risk-free interest rate	4.21%	4.39%	4.93%

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
The Company also assumed 5,973,170 outstanding public warrants upon closing the Velodyne Merger to purchase shares of the Company’s common stock (the “Velodyne Public warrants”). Each warrant entitles the holder to purchase 0.06153 shares of the Company’s common stock. Each 10 Velodyne Public warrants is exercisable for 0.6153 shares of the Company’s common stock at an exercise price of $140.20 per 0.6153 share of common stock, with no fractional shares being issuable upon exercise of a warrant. The warrants are exercisable at any time and expire in September 2025. The Company may redeem the outstanding warrants in whole and not in part at a price of $0.10 per warrant at any time after they become exercisable, provided that the last sale price of the Company’s common stock equals or exceeds $219.41 per share, subject to adjustments, for any 20-trading days within a 30-trading day period ending three business days prior to the date on which the Company sends the notice of redemption to the warrant holders.
Amazon Warrant
On February 10, 2023, as part of the Velodyne Merger, the Company assumed a warrant agreement and a transaction agreement, pursuant to which Velodyne agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon Inc. (“Amazon”), a warrant to acquire, following customary antidilution adjustments, up to an aggregate of 3,263,898 shares of the Company’s common stock at an exercise price of $50.71 per share (the “Amazon Warrant”). The exercise price and the warrant shares issuable upon exercise of the Amazon Warrant are subject to further antidilution adjustments, including in the event we make certain sales of common stock (or securities exercisable or convertible into or exchangeable for shares of our common stock) at a price less than the exercise price of the Amazon Warrant. As a result of the issuance and sale by the Company of an additional 802,832 shares of common stock in the three months ended September 30, 2023 pursuant to the At-Market-Issuance Sales Agreement at prices below the exercise price of the Amazon Warrant, an antidilution adjustment to the terms of the Amazon Warrant occurred (see Note 11), resulting in the increase in the number of shares issuable under the Amazon Warrant by 120 shares of common stock and a reduction to the original strike price of the Amazon Warrant to $50.70 per share. As of September 30, 2023, there were 3,264,018 shares of common stock issuable under the Amazon Warrant.
The Amazon Warrant is subject to vesting; 50% of the unvested Amazon Warrant as of the date of the Velodyne Merger vested as a result of the Velodyne Merger and the remainder will vest over time based on payments by Amazon or its affiliates to us in connection with Amazon’s purchase of goods and services from the Company. The vested portion of the Amazon Warrant, representing 1,848,694 shares of Ouster common stock with a fair value of $8.6 million, was included in the Velodyne Merger purchase price consideration on February 10, 2023.
The Amazon Warrant shares vest in multiple tranches over time based on payments of up to $100.0 million by Amazon or its affiliates (directly or indirectly through third parties) to the Company in connection with Amazon’s purchase of goods and services. The fair value of the unvested Amazon Warrant, representing 1,387,018 unvested Ouster common stock shares will be recognized as a non-cash stock-based reduction to revenue when Amazon makes payments and vesting conditions become probable of being achieved.
During the three and nine months ended September 30, 2023, 28,306 Amazon Warrant shares vested and the Company recognized non-cash stock-based reduction to revenue of $0.2 million and $0.3 million, respectively.
The fair value of the Amazon Warrant shares was estimated on February 10, 2023, the date of completion of the Velodyne Merger, using the Black-Scholes option pricing model on the remaining contractual term of 6.98 years, an expected volatility of 53.7%, a 3.86% risk-free interest rate and a 0% expected dividend yield. The Company estimated expected volatility by using historical volatility of the Company’s publicly traded stock and historical volatility of a group of publicly traded peer companies for the period commencing February 16, 2016 and ending on the date of the Merger.
The right to exercise the Amazon Warrant and receive the warrant shares that have vested expires February 4, 2030.
As of September 30, 2023, 1,877,000 Amazon Warrant shares have vested.

Note 8 . Commitments and Contingencies
Letters of Credit
In connection with certain office leasehold interests in real property located in San Francisco (350 Treat Ave and, 2741 16th Street) and in Paris, the Company obtained letters of credit from certain banks as required by the lease agreements. If the Company defaults under the terms of the applicable lease, the lessor will be entitled to draw upon the letters of credit in the amount necessary to cure the default. The amounts covered by the letters of credit are collateralized by certificates of deposit, which are included in restricted cash on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022. The outstanding amount of the letters of credit was $1.4 million and $1.3 million as of September 30, 2023 and December 31, 2022, respectively.
Non-Cancelable Purchase Commitments
As of September 30, 2023, the Company had non-cancelable purchase commitments to third-party contract manufacturers for approximately $24.9 million and other vendors for approximately $5.1 million.
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
The Company has recorded immaterial accruals with respect to the following because a loss is not considered probable or cannot be reasonably estimated:
Velodyne Legacy Litigation
On March 3, 2021, a purported shareholder of Velodyne filed a complaint for a putative class action against Velodyne, Anand Gopalan and Andrew Hamer in the United States District Court, Northern District of California, entitled Moradpour v. Velodyne Lidar, Inc., et al., No. 3:21-cv01486-SI. The complaint alleged purported violations of the federal securities laws and that, among other things, the defendants made materially false and/or misleading statements and failed to disclose material facts about Velodyne’s business, operations and prospects, including with respect to David Hall’s role with Velodyne and removal as Chairman of Velodyne’s Board of Directors. The complaint alleged that purported class members have suffered losses and sought, among other things, an award of compensatory damages on behalf of a putative class of persons who purchased or otherwise acquired Velodyne’s securities between November 9, 2020 and February 19, 2021. On March 12, 2021, a putative class action entitled Reese v. Velodyne Lidar, Inc., et al., No. 3:21-cv-01736-VC, was filed against Velodyne, Mr. Gopalan and Mr. Hamer in the United States District Court for the Northern District of California, based on allegations similar to those in the earlier class action and seeking recovery on behalf of the same putative class. On March 19, 2021, another putative class action entitled Nick v. Velodyne Lidar, Inc., et al., No. 4:21-cv-01950-JST, was filed in the United States District Court for the Northern District of California, against Velodyne, Mr. Gopalan, Mr. Hamer, two current or former directors, and three other entities. The complaint was based on allegations similar to those in the earlier class actions and sought, among other things, an award of compensatory damages on behalf of a putative class of persons who purchased or otherwise acquired Velodyne’s securities between July 2, 2020 and March 17, 2021. The class actions have been consolidated, lead plaintiffs have been appointed and an amended consolidated complaint was filed on September 1, 2021, based on allegations similar to those in the earlier class actions. Velodyne filed a motion to dismiss the amended and consolidated complaint on November 1, 2021. The plaintiffs filed a first amended complaint on February 11, 2022. Velodyne filed a motion to dismiss on March 4, 2022. On July 1, 2022, the court denied the motion to dismiss as it relates to the claims related to David Hall’s role with Velodyne, but granted the motion to dismiss as to all other claims. On July 14, 2023, the Court granted Diane Smith’s motion for class certification. The case is proceeding with discovery with trial set for August 4, 2025. The Court encouraged the parties to conduct mediation in 2023 and thus the parties agreed to mediation on November 29, 2023. The Company does not believe the claims are meritorious and intends to defend the actions vigorously.

On March 12, 2021, a putative shareholder derivative lawsuit entitled D’Arcy v. Gopalan, et al., No. 1:21-cv-00369-MN, was filed in the United States District Court for the District of Delaware against current and former directors and/or officers Anand Gopalan, Andrew Hamer, David S. Hall, Marta Thoma Hall, Joseph B. Culkin, Michael E. Dee, James A. Graf, Barbara Samardzich, and Christopher A. Thomas, and names Velodyne as a nominal defendant. The complaint asserted claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets against all of the individual defendants, and asserted a contribution claim under the federal securities laws against Mr. Gopalan and Mr. Hamer. On March 16, 2021, a second shareholder derivative lawsuit entitled Kondner, et al. v. Culkin, et al., No. 1:21cv-00391-MN, was filed in the United States District Court for the District of Delaware against most of the same defendants named in the earlier derivative complaint, and asserted claims against the individual defendants for alleged breaches of fiduciary duty and waste of corporate assets. Both derivative actions are based on allegations similar to those in the class actions discussed above, and have now been consolidated. On January 3, 2022, the plaintiffs filed an amended complaint. The case has been stayed pending the outcome of the Moradpour lawsuit. On November 7, 2023, the court approved the parties’ stipulation to dismiss the derivative action and directed that the case be closed.
On January 18, 2022, David and Marta Hall filed a lawsuit in the Superior Court of California, County of Alameda, against current and former officers and directors of Velodyne, as well as Jeff Vetter, Velodyne’s outside counsel. The Halls are seeking to recover damages for financial and other injuries they allegedly sustained as a result of the merger between Graf and Velodyne. On May 3, 2022, certain defendants filed motions to compel arbitration and other defendants filed motions to quash service of process for lack of personal jurisdiction. The court conducted a hearing on the motions on July 20, 2022. On August 30, 2022, the court granted the motion to quash service with respect the out of state defendants. On October 3, 2022, the court granted the motion to compel Mr. Hall to arbitrate his claims, and stayed proceedings on Ms. Hall’s claims pending arbitration of Mr. Hall’s claims. On October 20, 2022, the Halls voluntarily dismissed the action without prejudice. On January 3, 2023, the Halls filed an arbitration demand with the same allegations as the prior lawsuit. On or about August 22, 2023, the Halls filed an application in Texas District Court, Dallas County to compel arbitration of Messrs. Graf and Dee who had been dismissed from the prior court action for lack of personal jurisdiction. Messrs. Graf and Dee agreed to participate in the arbitration and thus the Texas action has been stayed. The arbitrator has not yet set a schedule in the arbitration. The Company does not believe the claims are meritorious and intends to defend the action vigorously.
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
On December 1, 2022 and December 20, 2022, purported stockholders of Velodyne filed the following lawsuits against Velodyne and certain of its directors in the Southern District of New York for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and U.S. Securities and Exchange Commission ("SEC") Rule 14a-9: O’Dell v. Velodyne Lidar, Inc., et al., Civil Action No. 22-cv-10211, Carlisle v. Velodyne Lidar, Inc., et al., Civil Action No. 22-cv-10720. On December 29, 2022, a complaint alleging generally the same claims was filed in the United States District Court for the District of Delaware, captioned Wheeler v. Velodyne Lidar, Inc., et al., Civil Action No. 22-cv-01641-UNA. All of the lawsuits were voluntarily dismissed by the respective Plaintiffs. The parties settled immaterial mootness fees.
On August 25, 2023, a putative shareholder class action suit was filed in the Delaware Court of Chancery against six former officers and directors of Graf Industrial Corp. (“GIC”), the predecessor entity of Velodyne, as well as two other entities, entitled Berger v. Graf Acquisition, LLC, et al., No. C.A. 2023 0873 LWW. The Company, GIC and Velodyne are not named as defendants. The plaintiff, who was allegedly a GIC shareholder, asserts claims for breach of fiduciary duty and unjust enrichment in connection with the merger of GIC and Velodyne on September 29, 2020, and seeks damages, disgorgement and other recovery on behalf of the putative class of GIC shareholders in an unspecified amount. The Company is obligated to indemnify such former officers and directors under certain circumstances. The Company does not believe the claims are meritorious.
Ouster Litigation
On June 10, 2021, the Company received a letter from the SEC notifying us of an investigation and document subpoena. The subpoena seeks documents regarding projected financial information in CLA’s Form S-4 registration statement filed on December 22, 2020. On August 15, 2023, the SEC informed the Company that they have concluded the investigation and that they do not intend to recommend any enforcement action.

On April 11, 2023, the Company filed a complaint with the United States International Trade Commission (the “Commission”) pursuant to 19 U.S.C. § 1337 (“Section 337”). The complaint requests that the Commission institute an investigation relating to the unlawful importation, sale for importation, and/or sale after importation into the United States by Hesai Group, Hesai Technology Co., Ltd., and Hesai Inc. (collectively “Hesai”) of certain LiDAR (Light Detection and Ranging) systems and/or components thereof. The complaint alleges that Hesai’s LiDAR products infringe certain claims of the Company’s U.S. Patent Nos. 11,175,405, 11,178,381, 11,190,750, 11,287,515 and/or 11,422,236. The complaint seeks the issuance of a permanent exclusion order and cease and desist order. On May 11, 2023, the Commission decided to institute an investigation based on the Company’s complaint as In the Matter of Certain LiDAR (Light Detection and Ranging) Systems and Components Thereof, 337-TA-1363. On May 25, 2023, the Administrative Law Judge issued a procedural schedule whereby the evidentiary hearing is set to begin on January 4, 2024, with a target date for completion of the Investigation by the Commission on October 17, 2024. On June 7, 2023, Hesai responded to the complaint and denied all allegations. On June 22, 2023, Hesai filed a motion to terminate or alternatively stay the investigation in light of an alleged agreement to arbitrate based on the Settlement Agreement signed in 2020 between Hesai and Velodyne (the "Settlement Agreement”). Hesai alleges that the Company is bound to the 2020 Settlement Agreement as a result of the Company’s merger with Velodyne in 2023. The Company has opposed the motion, including any allegation that the Company has any obligation to arbitrate or that its patents are subject to any terms of the 2020 Settlement Agreement, which the Company never signed. On August 24, 2023, the administrative law judge (“ALJ”) issued an initial determination granting the motion to terminate, holding that a valid arbitration agreement exists as part of the Settlement Agreement, and thus the Company has obligation to arbitrate. On August 31, 2023, the Company filed a petition for review of the initial determination with the Commission. On September 14, 2023, Hesai responded. On October 11, 2023, the Commission issued a notice of its determination to review and, on review, to affirm with modification the ALJ’s initial determination granting the motion to terminate the investigation in its entirety based upon the arbitration agreement. As a result, the investigation was terminated. The Company has until December 11, 2023 to file a notice of appeal with the Federal Circuit.
On April 11, 2023, the Company also filed a complaint in the District of Delaware alleging patent infringement of the same patents as in the aforestated Section 337 proceeding against Hesai Group and Hesai Technology Co., Ltd. The complaint seeks monetary damages as well as the issuance of a permanent injunction. On May 30, 2023, the Court granted stay the case pending the resolution, including all appeals, of In the Matter of Certain LiDAR (Light Detection and Ranging) Systems and Components Thereof, 337-TA-1363.
On May 17, 2023, Hesai Photonics Technology Co. Ltd. and Hesai Group (collectively “Hesai Photonics”) filed a request for arbitration with JAMS against the Company, Velodyne, Velodyne, LLC, and Oban Merger Sub II LLC. Hesai Photonics alleges that the Company is bound by the terms and conditions, including an obligation to arbitrate disputes, of a Settlement Agreement signed in 2020 between Hesai Photonics and Velodyne as a result of the Company’s 2023 merger with Velodyne. On June 13, 2023, the Company responded to the arbitration demand. The Company denied all allegations. The Company also disputed that there was an obligation to arbitrate, and thus, alleged that JAMS lacked jurisdiction. No further dates have been set.
On September 14, September 25, and September 26, 2023, Hesai filed Petitions for Inter Partes Review with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of the Company’s patents asserted in the ITC and Delaware patent actions. The Company has an opportunity to respond in late December 2023 and early January 2024. The PTAB is expected to issue decisions on whether to institute inter parties review for two patents by March 21, 2024 and the remaining three patents by April 3, 2024.
Other than as set forth above, as of September 30, 2023 and December 31, 2022, the Company is currently not aware of any legal proceedings or claims that the Company believes could have a material adverse effect on its business, financial condition or operating results.
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
The Company has also entered into indemnity agreements pursuant to which it has indemnified its directors and officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or executive officer, other than liabilities arising from willful misconduct of the individual. The unaudited condensed consolidated financial statements do not include a liability for any potential obligations under the indemnification agreements at September 30, 2023 and December 31, 2022.

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
Supplemental balance sheet information related to leases was as follows:

	As of
	September 30, 2023	December 31, 2022
Weighted-average remaining lease term (years)	3.98	4.52
Weighted-average discount rate	6.79%	4.66%
The Company incurred total lease costs in its condensed consolidated statements of operations of $6.3 million and $3.0 million for the nine months ended September 30, 2023 and 2022, respectively.
Additionally, the Company determined that the lease office facility located in Bengalaru, India assumed in the Velodyne Merger was not needed to support the future growth of its business. The Company fully vacated the facilities in March 2023 and remained contractually obligated to the lessor for the underlying lease. The Company recorded $0.8 million for right-of-use asset impairment in connection with these leased office facilities in the three months ended March 31, 2023. In the three months ended September 30, 2023, the Company recorded $0.8 million gain on lease modification due to the termination of its Bengalaru, India lease.
As of September 30, 2023, the carrying amount of the acquired lease liability stemming from the Velodyne Merger on the condensed consolidated balance sheet was approximately $13.2 million.
As of September 30, 2023, maturities of lease liabilities under non-cancelable operating leases were as follows (in thousands):

Year ending December 31,
2023 remainder	$2,039
2024	7,943
2025	7,668
2026	7,688
2027	6,512
Total undiscounted lease payments	31,850
Less: imputed interest	(4,396)
Total operating lease liabilities	$27,454
Note 10. Common Stock
Pursuant to the terms of the Second Amended and Restated Certificate of Incorporation, the Company is authorized to issue the following shares and classes of capital stock, each with a par value of $0.0001 per share: (i) 100,000,000 shares of common stock; (ii) 100,000,000 shares of preferred stock. The holder of each share of common stock is entitled to one vote.
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
During the three and nine months ended September 30, 2023, the Company issued 802,832 shares of common stock under the ATM Agreement at a weighted-average price of $5.06 per share, for net proceeds of $3.6 million which is net of sales commissions and other fees of approximately $0.1 million.

From the date of the ATM Agreement through September 30, 2023, the Company sold 1,586,203 shares at a weighted-average sales price of $13.17 per share, resulting in cumulative gross proceeds to the Company totaling approximately $20.9 million before deducting offering costs, sales commissions and fees. Cumulative net proceeds to the Company totaled approximately $20.3 million after deducting offering costs, sales commissions and fees. The Company plans to use the net proceeds from this offering for working capital and general corporate purposes.
The remaining availability under the ATM Agreement as of September 30, 2023 is approximately $129.1 million.
Note 11. Stock-based Compensation
As of September 30, 2023, the Company has five equity incentive plans: its Amended and Restated 2015 Stock Plan (the “2015 Plan”), the Sense Photonics, Inc. 2017 Equity Incentive Plan (the “Sense Plan”), the Velodyne Lidar, Inc. 2020 Equity Incentive Plan (the “Velodyne Plan”), its 2021 Incentive Award Plan (the “2021 Plan”) and its 2022 Employee Stock Purchase Plan (the “2022 ESPP” and, collectively with the 2015 Plan, the Sense Plan, the Velodyne Plan and the 2021 Plan, the “Plans”).
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
During the three and nine months ended September 30, 2023, 62,880 shares of common stock were issued under the 2022 ESPP Plan, at a price of $4.92 per share, which represented 85% of the market price of the common stock on May 15, 2023, the exercise date, which was lower than the market price of the common stock on the offering date. As of September 30, 2023, 0.9 million shares of the Company’s common stock were pending issuance under the 2022 ESPP.
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

Stock option activity for the nine months ended September 30, 2023 is as follows:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—December 31, 2022	2,101,536	$10.12	7.69	$8,285
Options exercised	(126,797)	$1.92
Options forfeited	(41,792)	$73.84
Outstanding—September 30, 2023	1,932,947	$9.28	6.75	$3,344
Vested and expected to vest—September 30, 2023	1,932,947	$9.28	6.75	$3,344
Exercisable—September 30, 2023	1,482,065	$9.74	6.68	$2,621
The following table summarizes information about stock options outstanding and exercisable at September 30, 2023.

	Options Outstanding		Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$1.85	280,227	6.64	251,412
$2.13	842,578	6.95	625,765
$14.22	752,408	7.00	548,628
$52.40	20,063	4.27	18,589
$102.60	37,671	0.17	37,671
	1,932,947		1,482,065
As of September 30, 2023, there was approximately $6.1 million of unamortized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted average period of 0.93 years.
Restricted Stock Units
A summary of RSU activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Unvested—December 31, 2022	1,650,815	$39.83
Granted	2,563,999	11.95
Forfeited	(720,854)	21.04
Vested	(1,409,484)	26.45
Unvested—September 30, 2023	2,084,476	$21.08
Stock compensation expense is recognized on a straight-line basis over the vesting period of each award of RSUs. As of September 30, 2023, total compensation expense related to unvested RSUs granted to employees, but not yet recognized, was $41.9 million, with a weighted-average remaining vesting period of 2.21 years. RSUs settle into shares of common stock upon vesting.
Restricted Stock Awards
A summary of RSA activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Unvested—December 31, 2022	—	$—
Granted	732,110	15.30
Vested	(350,288)	15.30
Unvested—September 30, 2023	381,822	$15.30

Stock compensation expense is recognized on a straight-line basis over the vesting period of each award of RSAs. As of September 30, 2023, total compensation expense related to unvested RSAs granted to employees, but not yet recognized, was $3.6 million, with a weighted-average remaining vesting period of 1.95 years. The common stock comprising RSAs is issued at grant but, generally, is subject to a risk of forfeiture if the holder terminates service with the Company and its subsidiaries prior to vesting.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense for all share-based awards in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Cost of revenue	$570	$207
Research and development	4,056	3,681
Sales and marketing	1,345	1,913
General and administrative	2,401	2,654
Total stock-based compensation	$8,372	$8,455
The following table summarizes stock-based compensation expense by award type (in thousands):

	Three Months Ended September 30,
	2023	2022
RSUs	$5,437	$6,313
Stock Options	1,713	2,099
Employee stock purchase plan	649	43
RSAs	573	—
Total stock-based compensation	$8,372	$8,455
Share based compensation recognized upon completion of the Velodyne Merger
In the nine months ended September 30, 2023, the Company recognized $6.1 million of stock-based compensation expense related to accelerated vesting of certain RSUs upon completion of the Velodyne Merger and termination of employment of some of its executives and members of the board, who had accelerated vesting provisions in the event of a change in control. Additionally, the Company recognized $2.4 million of stock-based compensation expense related to accelerated vesting of certain Velodyne restricted stock units, restricted stock awards and performance-based awards upon completion of the Velodyne Merger and termination of employment of some of Velodyne executives.
Note 12. Net Loss Per Common Share
The following table sets forth the computation of basic and diluted net loss per common share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(35,102)	$(35,987)	$(335,115)	$(96,384)
Denominator:
Weighted average shares used to compute basic and diluted net loss per share	39,228,118	18,136,135	35,670,408	17,576,509
Net loss per common share—basic and diluted	$(0.89)	$(1.98)	$(9.39)	$(5.48)
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

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	September 30,
	2023	2022
Options to purchase common stock	1,932,947	2,151,818
Public and private common stock warrants	5,231,417	1,599,990
Restricted Stock Units	2,084,476	1,838,592
Unvested early exercised common stock options	23,958	97,009
ESPP shares pending issuance	869,260	34,963
Unvested Restricted Stock Awards	381,822	—
Total	10,523,880	5,722,372
Note 13. Income Taxes
The Company’s income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in the quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on the deferred tax assets as it is more likely than not that some, or all, of the Company’s deferred tax assets will not be realized. The Company continues to maintain a full valuation allowance against its net deferred tax assets. Due to tax losses and the offsetting valuation allowance, the income tax provision for nine months ended September 30, 2023 and 2022, respectively, was not material to the Company’s condensed consolidated financial statements.
Note 14. Revenue
The majority of the Company’s revenue is recognized at a point in time when the customer obtains control of the respective lidar sensor kits. Revenue from the sale of licenses and services was not material for any period presented and, therefore, is not presented separately.
The following table presents total revenues by geographic area based on the location products were shipped to and services provided (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Americas	$13,317	$4,182	$35,204	$10,685
Asia-Pacific	2,325	2,072	5,994	7,004
Europe, Middle East and Africa	6,567	4,950	17,637	12,402
Total	$22,209	$11,204	$58,835	$30,091
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
Unbilled receivables
A receivable for multi-year licensing services is generally recorded upon invoicing. A receivable for multi-year license contracts is recorded upon delivery, whether or not invoiced, to the extent the Company has an unconditional right to receive payment in the future related to those licenses. As of September 30, 2023, the current portion of these unbilled receivables in the amount of $3.2 million, primarily consisting of unbilled receivables from multi-year license contracts, is included in “Accounts receivable, net” on the condensed consolidated balance sheet.

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

	September 30, 2023	December 31, 2022

Contract liabilities, current
Deferred revenues from licensing arrangements	$4,198	$—
Other contract liabilities	6,578	402

Contract liabilities, long-term portion
Deferred revenues from licensing arrangements	1,691	—
Other contract liabilities	2,223	342
Total contract liabilities	$14,690	$744
During the nine months ended September 30, 2023, the Company entered into a multiyear contract with a customer to sell its products. The $6.6 million cash payment received prior to the entering into the contract was accounted for as a deposit liability in accrued and other current liabilities, because it did not meet the requirements of ASC 606 to be considered a contract with a customer. Entering into a contract satisfied ASC 606 criteria concerning enforceable rights and obligations criteria, therefore deposit liability was reclassified as deferred revenues in other contract liabilities. During the three and nine months ended September 30, 2023, the Company partially satisfied the related performance obligation and recognized $0.5 million revenue that was included in the contract liabilities balance. As of September 30, 2023, $6.1 million remained deferred until a future product delivery date.

Note 15. Restructuring
In connection with the closing of the Velodyne Merger, in the nine months ended September 30, 2023, the Company undertook actions to reduce operating expenses, which included a reduction in force and the closure of its India facility (see Note 9) (collectively, the “Restructuring Initiatives”).

The following table shows the amount incurred and the liability, which is recorded in accrued expenses in the condensed consolidated balance sheets, for Restructuring Initiatives related to one-time employee termination and associated benefits as of September 30, 2023 (in thousands):

Employee termination and associated benefits
Balance at February 10, 2023	$422
Restructuring Initiative expenses related to one-time employee termination and associated benefits	15,172
Amount paid during the period	(14,774)
Balance at September 30, 2023	$820
The following table shows the Restructuring Initiatives expenses related to one-time employee termination and associated benefits during the three and nine months ended September 30, 2023 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
Cost of product revenue	$—	$1,293
Research and development	—	6,758
Sales and marketing	—	2,322
General and administrative	—	4,799
Total	$—	$15,172
The following table shows the total stock-based compensation expense associated with these Restructuring Initiatives during the three and nine months ended September 30, 2023 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
Cost of product revenue	$—	$70
Research and development	—	4,922
Sales and marketing	—	1,225
General and administrative	—	922
Total	$—	$7,139

Note 16. Subsequent Event
On October 25, 2023, the Company entered into the Credit Line Account Application and Agreement for Organizations and Businesses (the “Credit Agreement”) and the Addendum to Credit Line Account Application and Agreement (the “Addendum”; and the Credit Agreement as amended, modified, and/or supplemented by the Addendum, the “UBS Agreement”) by and among the Company, UBS Bank USA (the “Bank”), and UBS Financial Services Inc. The facility under the UBS Agreement matures and terminates on August 2, 2025 (the “Maturity Date”).
The UBS Agreement provides the Company with a revolving credit line of up to $45.0 million, subject to certain terms and conditions. The Company borrowed $44.0 million on October 25, 2023, and all of the proceeds were used to prepay and terminate the Company’s Loan Agreement on October 25, 2023.
Pursuant to the terms of the UBS Agreement, the Company has agreed to maintain minimum liquidity, comprised of unencumbered cash and cash equivalents, U.S. treasuries and other assets acceptable to the Bank, of $52.0 million in an account maintained with the Bank or its affiliates at all times. This amount is expected to appear as restricted cash on the Company’s balance sheet. As collateral for the facility, the Company has agreed to maintain securities accounts with the Bank or its affiliates with deposits in an amount sufficient to meet the collateral value as determined by the Bank pursuant to the UBS Agreement. The facility under the UBS Agreement is secured by the Company’s assets in securities accounts and any other accounts maintained with the Bank or its affiliates, and any supporting obligations, general intangibles and other rights ancillary or attributable to such assets, subject to customary exceptions.

Loans under the UBS Agreement bear interest at a rate equal to (x) for variable rate loans, the sum of (i) the applicable SOFR average plus 0.110%, plus (ii) 1.20%, and (y) for fixed rate loans, the sum of either (1) CME Term Rate or (2) the U.S. Treasury Rate, as applicable and as defined in the UBS Agreement, as determined based on the duration of the advance, plus the applicable liquidity premium with a range of 0.15% to 0.50%, as set forth in the UBS Agreement. Interest payments are due (x) for variable rate loans, on the last day of each calendar month, and on each date that any portion of the principal amount is due, including on the Maturity Date, and (y) for fixed rate loans, on the last day of the applicable interest period, and on each date that any portion of the principal amount is due, including on the Maturity Date. The Company may repay any variable rate loans at any time in whole or in part, without penalty. The Company may repay any fixed rate loans in whole, but not in part, subject to certain breakage costs.
The Company has agreed to pay an unused line fee in an amount equal to (i) the commitment amount of $45.0 million less the average daily balance of the sum of the principal amount of the obligations outstanding during the preceding calendar quarter, multiplied by (ii) 0.50% per annum, and such unused line fee is payable quarterly in arrears on the last day of each calendar quarter.
The UBS Agreement also contains affirmative and negative covenants customary for a credit line of this type, including requirements for maintenance of the collateral accounts and certain limitations on withdrawal of cash from such collateral accounts. The UBS Agreement also provides for customary events of default, including, among others, non-payment, failure to maintain an amount equal to the greater of (x) the outstanding loans and (y) the collateral value as determined by the Bank, in the securities accounts maintained with the Bank, bankruptcy, or breach of a covenant, representation and warranty.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the results of operations and financial condition of Ouster, Inc. (“we,” “us,” “our,” the “Company,” “Ouster”) should be read in conjunction with the information set forth in our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q, as well as our audited consolidated financial statements and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Ouster’s Annual Report on Form 10-K (the “2022 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on March 24, 2023. This discussion contains forward-looking statements which are based upon current plans, expectations and beliefs. Such forward-looking statements involve risks and uncertainties. Ouster’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in the 2022 Form 10-K, as updated in Part II, Item 1A “Risk Factors” herein, and as may be further updated from time to time in the Company’s other filings with the SEC.
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
In recognition of growing demand for lidar-powered software solutions, in January 2023, we announced Ouster Gemini, a software platform for our sensors that provides privacy-safe object detection and tracking capabilities. The Ouster Gemini platform is designed primarily for the smart infrastructure vertical, providing alerts and analytics on the movement of people and vehicles for the intelligent transportation systems (ITS), security, and retail analytics industries.
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

The Company outsources certain product lines to its manufacturing partners, Benchmark Electronics, Inc. and Fabrinet. Both partners manufacture products at their facilities in Thailand, which management expects will reduce the Company’s product costs and allow the Company to rapidly scale production to meet its anticipated product demand.
Merger with Velodyne Lidar, Inc.
On February 10, 2023, we completed our merger of equals with Velodyne Lidar, Inc. pursuant to the terms of the Agreement and Plan of Merger with Velodyne, Merger Sub I and Merger Sub II (the “Velodyne Merger”). The Velodyne Merger was accounted for as a business combination with Ouster being an accounting acquirer. Since February 11, 2023, our results of operations have included Velodyne.
For additional information regarding the terms of the Velodyne Merger, see Note 3, to our unaudited condensed consolidated financial statements included in this Quarterly Report.
Amazon Warrant
Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon.com, Inc. (“Amazon”), holds a warrant (“Amazon Warrant”) to acquire shares of our common stock. We assumed the Amazon Warrant as part of the Velodyne Merger. As a result of the issuance and sale by us of an additional 802,832 shares of common stock in the three months ended September 30, 2023 pursuant to the At-Market-Issuance Sales Agreement at prices below the exercise price of the Amazon Warrant, an antidilution adjustment to the terms of the Amazon Warrant occurred, resulting in the increase in the number of shares issuable under the Amazon Warrant by 120 shares of common stock and a reduction to the original strike price of the Amazon Warrant to $50.70 per share. As of September 30, 2023, there were 3,264,018 shares of common stock issuable under the Amazon Warrant. The exercise price and the warrant shares issuable upon exercise of the Amazon Warrant are subject to further antidilution adjustments, including in the event we make certain sales of common stock (or securities exercisable or convertible into or exchangeable for shares of our common stock) at a price less than the exercise price of the Amazon Warrant. The Amazon Warrant is subject to vesting; 50% of the unvested Amazon Warrant as of the date of the Velodyne Merger vested as a result of the Velodyne Merger and the remainder will vest over time based on payments by Amazon or its affiliates to us in connection with Amazon’s purchase of goods and services from us.
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
Customers’ Sales Volumes. Our customer base is diversified and we aim to continue to penetrate into diverse end markets to increase our sales volumes. Ultimately widespread adoption of our customers’ products that incorporate our lidar solutions will depend on many factors, including the size of our customers’ end markets, end market penetration of our customer’s products that incorporate our digital lidar solutions, our end customers’ ability to sell their products, and the financial stability and reputation of the customers. We believe our sales volume by customer depends on the end market demand for our customers’ products that incorporate our digital lidar solutions.

Average Selling Prices (“ASPs”), Product Costs and Margins. Our product costs and gross margins depend largely on the volumes of sensors sold and the number and variety of solutions we provide to our customers. We anticipate that our selling prices will vary by target end market and application due to market-specific supply and demand dynamics. We expect to continue to experience some downward pressure on margins from the impact of the Velodyne Merger and related integration activities including the transition of manufacturing of our products to Thailand and excess and obsolete charges. We believe that these customer-specific selling price fluctuations combined with our volume-driven product costs may drive fluctuations in revenue and gross margins on a quarterly basis. However, notwithstanding any short-term price surcharges on our products, we expect that over time our volume-driven product costs will decrease.
Competition. Lidar is an emerging market, and there are many competitors for the growing market. This has created downward pressure on our ASPs, particularly in the Asia-Pacific region. We expect this pressure to continue to push our ASPs lower in the coming years. However, we believe that because of our complementary metal-oxide-semiconductor (“CMOS”) digital lidar technology, we are well-positioned to scale more rapidly than our competitors and leverage our scale to deliver positive gross margins.
Continued Investment and Innovation. We believe that we are a leading digital lidar and solutions provider. Our financial performance is significantly dependent on our ability to maintain this leading position, which is further dependent on the investments we make in research and development. We believe it is essential that we continue to identify and respond to rapidly evolving customer requirements, including successfully realizing our product roadmap. If we fail to continue our innovation, our market position and revenue may be adversely affected, and our investments in that area will not be recovered.
Market Trends and Uncertainties. We anticipate increasing demand for our digital lidar solution. We estimate a multibillion-dollar total addressable market (“TAM”) for our solutions in the near future. We define our TAM as automation applications in the industrial, smart infrastructure, robotics and automotive end markets where we actively engage and maintain customer relationships. Each of our target markets is potentially a significant global opportunity, and these markets have historically been underserved by limited or inferior technology or not served at all. We believe we are well-positioned in our market as a leading provider of high-resolution digital lidar sensors and associated software solutions.
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
International Expansion. We view international expansion as an important element of our strategy to increase revenue and achieve profitability. We continue to position ourselves in geographic markets that we expect to serve as important sources of future growth. We have an existing presence in three regions: Americas; Asia-Pacific; and Europe, Middle East and Africa. We intend to expand our presence in these regions over time including through distribution partnerships. Expanded global reach will require continued investment and may expose us to additional foreign currency risk, international taxes and tariffs, legal obligations and additional operational costs, risks and challenges that may impact our ability to meet our projected sales volumes, revenue and gross margins.
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

Most of our customers are innovators and early technology adopters incorporating our products into their solutions. Currently, our product revenue consists of both customers ordering small volumes of our products that are in an evaluation phase and customers that order larger volumes of our products and have more predictable long-term production schedules. However, we believe we are still at the very beginning of the lidar adoption curve, and some customers are still learning their growth and demand rates which can impact the timing of purchase orders quarter to quarter. As we grow our business, we expect to continue to improve our own understanding of our customers’ needs and timelines, and expect the timing of orders will have a less notable impact on our quarterly results.
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
R&D costs are expensed as they are incurred. Our investment in R&D will continue to grow as we invest in new lidar technology and related software. Our absolute amount of R&D expenses is expected to grow over time; however, we expect R&D as a percentage of revenue to decrease over time as our business grows.
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
Goodwill Impairment Charges
In the nine months ended September 30, 2023, we recorded goodwill impairment charges of $166.7 million. These charges were primarily driven by the decrease in the Company’s market capitalization during the period. Our goodwill impairment analysis includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. There were no goodwill impairment charges during the three months ended September 30, 2023. As of September 30, 2023, our remaining goodwill balance was nil. No goodwill impairment charges were recognized during the year ended December 31, 2022.
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
Income Taxes
Our income tax provision consists of federal, state and foreign current and deferred income taxes. Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in the quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on deferred tax assets as it is more likely than not that some, or all, of our deferred tax assets will not be realized. We continue to maintain a full valuation allowance, excluding specific balances due to the Velodyne Merger, against our net deferred tax assets. Income tax provision for the three and nine months ended September 30, 2023 and 2022, respectively, was not material to the Company’s condensed consolidated financial statements.

Results of Operations:
The results of operations presented below should be reviewed in conjunction with the condensed consolidated financial statements and notes included elsewhere in this Quarterly Report. The following table sets forth our condensed consolidated results of operations data for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)		(dollars in thousands)
Revenue	$22,209	$11,204	$58,835	$30,091
Cost of revenue(1)	19,116	7,488	55,932	21,002
Gross profit (loss)	3,093	3,716	2,903	9,089
Operating expenses(1):
Research and development	16,678	17,212	75,584	49,011
Sales and marketing	7,887	8,541	33,086	23,194
General and administrative	14,270	14,008	63,437	40,306
Goodwill impairment charges	—	—	166,675	—
Total operating expenses	38,835	39,761	338,782	112,511
Loss from operations	(35,742)	(36,045)	(335,879)	(103,422)
Other income (expense):
Interest income	2,495	733	6,459	1,231
Interest expense	(1,825)	(699)	(5,222)	(1,143)
Other (expense) income, net	(13)	61	(124)	7,071
Total other income, net	657	95	1,113	7,159
Loss before income taxes	(35,085)	(35,950)	(334,766)	(96,263)
(Benefit from) provision for income tax expense	17	37	349	121
Net loss	$(35,102)	$(35,987)	$(335,115)	$(96,384)

The following table sets forth the components of our condensed consolidated statements of operations and comprehensive loss data as a percentage of revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(% of total revenue)		(% of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue(1)	86	67	95	70
Gross profit (loss)	14	33	5	30
Operating expenses (1):
Research and development	75	154	128	163
Sales and marketing	36	76	56	77
General and administrative	64	125	108	134
Goodwill impairment charges	0	—	283	—
Total operating expenses	175	355	575	374
Loss from operations	(161)	(322)	(570)	(344)
Other income (expense):
Interest income	11	7	11	4
Interest expense	(8)	(6)	(9)	(4)
Other income (expense), net	—	1	—	23
Total other income, net	3	2	2	23
Loss before income taxes	(158)	(320)	(568)	(321)
Benefit from income tax expense	—	—	—	—
Net loss	(158)%	(320)%	(568)%	(321)%
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)		(dollars in thousands)
Cost of revenue	$570	$207	$1,998	$570
Research and development	4,056	3,681	19,765	11,248
Sales and marketing	1,345	1,913	7,726	5,276
General and administrative	2,401	2,654	17,129	8,230
Total stock-based compensation	$8,372	$8,455	$46,618	$25,324

Comparison of the Three Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,		Change	Change
	2023	2022	$	%
	(dollars in thousands)
Revenue by geographic location:
Americas	$13,317	$4,182	$9,135	218%
Asia-Pacific	2,325	2,072	253	12
Europe, Middle East and Africa	6,567	4,950	1,617	33
Total	$22,209	$11,204	$11,005	98%
Revenue
Revenue increased by $11.0 million, or 98%, to $22.2 million for the three months ended September 30, 2023 from $11.2 million for the comparable period in the prior year. The increase in revenue was driven by higher volume that was primarily due to the Velodyne Merger. In addition, the Company launched the REV7 sensors and realized higher OS sensor revenues in 2023.
Geographic Locations
Revenue increased across the geographic regions of Americas; Asia-Pacific; and Europe, Middle East and Africa as compared to the comparable period in the prior year. The revenue increases in those geographic regions were primarily attributable to the Velodyne Merger, our focus and investment in our global sales team and higher demand for our sensors during the three months ended September 30, 2023.
Cost of Revenue

	Three Months Ended September 30,		Change	Change
	2023	2022	$	%
	(dollars in thousands)
Cost of revenue	$19,116	$7,488	$11,628	155%
Cost of revenue increased by $11.6 million, or 155%, to $19.1 million for the three months ended September 30, 2023 from $7.5 million for the comparable period in the prior year. The increase in cost of revenue was primarily attributable to the Velodyne Merger, which increased revenues and costs, and higher costs related to cancelling certain Velodyne products and transitioning to the REV7 sensors.
Operating Expenses

	Three Months Ended September 30,		Change	Change
	2023	2022	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$16,678	$17,212	$(534)	(3)%
Sales and marketing	7,887	8,541	(654)	(8)
General and administrative	14,270	14,008	262	2
Total operating expenses:	$38,835	$39,761	$(926)	(2)%

Research and Development
Research and development expenses decreased by $0.5 million, or 3%, to $16.7 million for the three months ended September 30, 2023 from $17.2 million for the comparable period in the prior year. The decrease was primarily attributable to lower spending related to product development materials and contract engineering, partially offset by impacts from the Velodyne Merger, which increased headcount-related expenses and other associated costs.

Sales and Marketing
Sales and marketing expenses decreased by $0.7 million, or 8%, to $7.9 million for the three months ended September 30, 2023 from $8.5 million for the comparable period in the prior year. The decrease was primarily attributable to the decrease in headcount-related expenses and other costs, associated with our June 2023 restructuring activities.
General and Administrative
General and administrative expenses increased by $0.3 million, or 2%, to $14.3 million for the three months ended September 30, 2023 from $14.0 million for the comparable period in the prior year. The increase was primarily attributable to the Velodyne Merger, which increased headcount-related expenses and other costs.
Goodwill Impairment Charges
There were no goodwill impairment charges for the three months ended September 30, 2023 and 2022.
Interest Income, Interest Expense and Other Income (Expense), Net

	Three Months Ended September 30,		Change	Change
	2023	2022	$	%
	(dollars in thousands)
Interest income	$2,495	$733	$1,762	240%
Interest expense	$(1,825)	$(699)	$(1,126)	161
Other (expense) income, net	$(13)	$61	$(74)	(121)
The increase in interest income was primarily attributable to a higher average cash and cash equivalent balances driven by additions from the Velodyne Merger transaction.
Interest expense was $1.8 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively, related to higher interest on term loan borrowings and amortization of debt issuance costs and discount under the former our Loan Agreement (as defined below).
Other (expense) income, net was not material for either of the periods presented.
Income Taxes
We were subject to income taxes in the United States and miscellaneous foreign jurisdictions for the three months ended September 30, 2023 and 2022. Our income tax expense for three months ended September 30, 2023 and 2022 was not material to our condensed consolidated financial statements.

Comparison of the Nine Months Ended September 30, 2023 and 2022
Revenue

	Nine Months Ended September 30,		Change	Change
	2023	2022	$	%
	(dollars in thousands)
Revenue	$58,835	$30,091	$28,744	96%

Revenue by geographic location:
Americas	$35,204	$10,685	$24,519	229%
Asia-Pacific	5,994	7,004	(1,010)	(14)
Europe, Middle East and Africa	17,637	12,402	5,235	42
Total	$58,835	$30,091	$28,744	96%

Revenue
Revenue increased by $28.7 million, or 96%, to $58.8 million for the nine months ended September 30, 2023 from $30.1 million for the comparable period in the prior year. The increase in revenue was primarily driven by higher volume that was largely due to the Velodyne Merger. In addition, the Company launched the REV7 sensors and realized higher OS sensor revenues in 2023.
Geographic Locations
Revenue increased across the geographic regions of Americas and Europe, Middle East and Africa as compared to the comparable period in the prior year. The revenue increases in those geographic regions were primarily attributable to the Velodyne Merger, our focus and investment in our global sales team and increased demand for our sensors during the nine months ended September 30, 2023. Revenue in the Asia-Pacific geographic region was relatively flat.
Cost of Revenue

	Nine Months Ended September 30,		Change	Change
	2023	2022	$	%
	(dollars in thousands)
Cost of revenue	$55,932	$21,002	$34,930	166%
Cost of revenue increased by $34.9 million, or 166%, to $55.9 million for the nine months ended September 30, 2023 from $21.0 million for the comparable period in the prior year. The increase in cost of revenue was primarily attributable to the Velodyne Merger, which increased costs primarily associated with higher costs and excess and obsolete charges related to canceling certain Velodyne products and transitioning to the REV7 sensors.
Operating Expenses

	Nine Months Ended September 30,		Change	Change
	2023	2022	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$75,584	$49,011	$26,573	54%
Sales and marketing	33,086	23,194	9,892	43
General and administrative	63,437	40,306	23,131	57
Goodwill impairment charges	166,675	—	166,675	*
Total operating expenses:	$338,782	$112,511	$226,271	201%
*Not meaningful.
Research and Development
Research and development expenses increased by $26.6 million, or 54%, to $75.6 million for the nine months ended September 30, 2023 from $49.0 million for the comparable period in the prior year. The increase was primarily attributable to the Velodyne Merger, which increased headcount-related expenses and other costs.
Sales and Marketing
Sales and marketing expenses increased by $9.9 million, or 43%, to $33.1 million for the nine months ended September 30, 2023 from $23.2 million for the comparable period in the prior year. The increase was primarily attributable to the Velodyne Merger, which increased headcount-related expenses and other costs.

General and Administrative
General and administrative expenses increased by $23.1 million, or 57%, to $63.4 million for the nine months ended September 30, 2023 from $40.3 million for the comparable period in the prior year. The increase was primarily attributable to the Velodyne Merger, which increased headcount-related expenses and other costs.
Goodwill Impairment Charges
Goodwill impairment charges were $166.7 million for the nine months ended September 30, 2023 for the reasons described above under “Goodwill impairment charges.” There were no goodwill impairment charges during the nine months ended September 30, 2022.
Interest Income, Interest Expense and Other Income (Expense), Net

	Nine Months Ended September 30,		Change	Change
	2023	2022	$	%
	(dollars in thousands)
Interest income	$6,459	$1,231	$5,228	425%
Interest expense	$(5,222)	$(1,143)	$(4,079)	357
Other (expense) income, net	$(124)	$7,071	$(7,195)	(102)
The increase in interest income was primarily attributable to a higher average cash and cash equivalent balances driven by additions from the Velodyne Merger transaction.
Interest expense was $5.2 million for the nine months ended September 30, 2023 and was related to term loan borrowings and amortization of debt issuance costs and discount under our former Loan Agreement (as defined below). Interest expense recorded for the nine months ended September 30, 2022 was $1.4 million and consisted of interest and amortization of debt issuance cost under our former Loan Agreement with Hercules Capital, Inc., which commenced on April 29, 2022.
Other (expense) income, net was $0.1 million for the nine months ended September 30, 2023 compared to $7.1 million for the comparable period in the prior year. During the nine months ended September 30, 2023, we recorded a loss of $0.1 million for the fair value change of private placement warrant liability. During the nine months ended September 30, 2022, we recorded a gain of $7.4 million for the fair value change of private placement warrant liability.
Income Taxes
We were subject to income taxes in the United States and miscellaneous foreign jurisdictions for the nine months ended September 30, 2023 and 2022. Our income tax expense for the nine months ended September 30, 2023 and 2022 was not material to our condensed consolidated financial statements.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and short-term investments funded from the Velodyne Merger, cash generated from revenues, sales of common stock under our at-the market equity offering program and proceeds from our debt financing.
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
During the three months ended September 30, 2023, the Company sold 802,832 shares under the ATM Agreement at a weighted-average sales price of $5.06 per share, resulting in cumulative gross proceeds to the Company totaling approximately $4.1 million before deducting offering costs, sales commissions and fees. Cumulative net proceeds to the Company totaled approximately $3.6 million after deducting offering costs, sales commissions and fees. The remaining availability under the ATM Agreement as of September 30, 2023 is approximately $129.1 million. The Company intends to use the net proceeds from the sale of shares pursuant to the ATM Agreement for working capital and general corporate purposes.

On October 25, 2023, we entered into a Credit Line Account Application and Agreement for Organizations and Businesses (the “Credit Agreement”) and the Addendum to Credit Line Account Application and Agreement (the “Addendum”; and the Credit Agreement as amended, modified, and/or supplemented by the Addendum, the “UBS Agreement”) with UBS Bank USA (the “Bank”) and UBS Financial Services Inc. The UBS Agreement provides us with a revolving credit line of up to $45.0 million, subject to certain terms and conditions. We borrowed $44.0 million on October 25, 2023, and all of the proceeds were used to prepay and terminate our Loan Agreement with Hercules Capital, Inc., dated April 29, 20223 (as amended, the “Loan Agreement”) on October 25, 2023. Pursuant to the terms of the UBS Agreement, we have agreed to maintain minimum liquidity, comprised of unencumbered cash and cash equivalents, U.S. treasuries and other assets acceptable to the Bank, of $52.0 million in an account maintained with the Bank or its affiliates at all times. This amount is expected to appear as restricted cash on our balance sheet in future periods. For a description of the other material terms of the UBS Agreement, see Note 16, Subsequent Event to our unaudited condensed consolidated financial statements included in this Quarterly Report.

For a description of our former Loan Agreement with Hercules Capital, Inc., see Note 6, Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report.
Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, public company costs and general corporate needs. We expect these needs to continue as we develop and grow our business.
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the condensed consolidated balance sheet as of September 30, 2023, while others are considered future commitments. Our contractual obligations primarily consist of non-cancelable purchase commitments with various parties to purchase goods or services, primarily inventory, entered into in the normal course of business and operating leases. For information regarding our other contractual obligations, refer to Note 8 , Commitments and Contingencies to our unaudited condensed consolidated financial statements included in this Quarterly Report and Part II, Item 7 of our Annual Report on Form 10-K as filed with the SEC on March 24, 2023.
As of September 30, 2023, the Company’s existing sources of liquidity included cash, cash equivalents and short-term investments of $200.5 million. The Company has incurred losses and negative cash flows from operations for several years. If the Company continues to incur losses in the future, it may need to improve liquidity and raise additional capital through the issuance of equity, including under the ATM Agreement, and/or debt financing. This is subject, to a certain extent, to general economic, financial, competitive, regulatory, and other factors that are beyond our control and there can be no assurance that the Company would be able to raise such capital. Nevertheless, management believes that the Company’s existing sources of liquidity will be adequate to fund its operations for at least twelve months from the date the unaudited condensed consolidated financial statements in this Quarterly Report were available for issuance.
Cash Flow Summary
The following table summarizes our cash flows from continuing operations for the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$(113,703)	$(83,290)
Investing activities	$63,524	$(2,078)
Financing activities	$3,385	$35,414

Operating Activities
During the nine months ended September 30, 2023, operating activities used $113.7 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $335.1 million, impacted by our non-cash charges of $238.7 million, primarily consisting of goodwill impairment charges of $166.7 million, depreciation and amortization of $14.3 million, loss on write-off of construction in progress and right-of-use asset impairment of $1.4 million, gain on lease termination of $0.8 million, stock-based compensation of $46.6 million, a change in right-of-use asset of $3.3 million and inventory write down of $8.2 million. The changes in our operating assets and liabilities of $17.3 million were primarily due to an increase in accounts receivable of $4.5 million, increase in inventory of $4.5 million, a decrease in accounts payable of $4.1 million and an increase in accrued and other liabilities of $10.2 million.
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
Investing Activities
During the nine months ended September 30, 2023, cash provided by investing activities was $63.5 million, which was attributed primarily to the Velodyne Merger and proceeds from sales of short-term investments.
During the nine months ended September 30, 2022, cash used in investing activities was $2.1 million, which was related to purchases of property, plant and equipment, partially offset by sales of property and equipment.
Financing Activities
During the nine months ended September 30, 2023, cash provided by financing activities was $3.4 million, consisting primarily of $2.9 million of proceeds from the issuance of common stock under the ATM Agreement, net of commissions and fees.
During the nine months ended September 30, 2022, cash provided by financing activities was $35.4 million, consisting primarily of $19.1 million of proceeds from borrowings, net of debt discount and issuance costs, $16.3 million of proceeds from the issuance of common stock under the ATM Agreement, net of commissions and fees, and proceeds from the exercise of stock options of $0.4 million.
Critical Accounting Estimates
Our critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to our critical accounting policies and estimates since the filing of our Annual Report on Form 10-K for the year ended December 31, 2022 except for the revision in our revenue policies and addition of investments as a significant accounting policy, both in connection with Velodyne Merger, which is described in Note 2 - Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in this Quarterly Report.
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
Interest Rate Risk
As of September 30, 2023, we had cash and cash equivalents and short-term investments of approximately $200.5 million, of which $46.0 million consisted of institutional money market funds, $73.2 million commercial paper, and $51.8 million corporate debt and U.S. government agency securities, all of which carries a degree of interest rate risk. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. These investments are subject to interest rate risk, as sharp increases in market interest rates could have an adverse impact on their fair value. Although the fair values of these instruments can fluctuate, we believe that the short-term, highly liquid nature of these investments, and our ability to hold these instruments to maturity, reduces our risk for potential material losses. A hypothetical 100 basis point change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.
In addition, our operating results are subject to risk from interest rate fluctuations on borrowings under our debt financing arrangements, which carry variable interest rates. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Because our borrowings under our financing arrangements bear interest at variable rates, we are exposed to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of September 30, 2023, we had $40.0 million of variable rate debt outstanding under our former Loan Agreement, which was refinanced on October 25, 2023. Based upon a sensitivity analysis of our debt levels on September 30, 2023, an increase or decrease of 1% point in the effective interest rate under our former Loan Agreement would cause an increase or decrease in interest expense of approximately $0.4 million over the next 12 months.
We anticipate that interest payable on borrowings under the UBS Agreement will be substantially less than the interest payable on the term loan facility with Hercules Capital, Inc, and that the new Agreement will provide more operational flexibility.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023 due to the material weaknesses in our internal control over financial reporting described below.

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
Remediation Measures Taken
We have taken several measures to design and implement controls to improve our internal control over financial reporting and continued to make progress during the quarter ended September 30, 2023 towards establishing an effective internal control framework to remediate the foregoing material weaknesses. Our efforts have included the following:
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
Changes in Internal Control over Financial Reporting
Other than the remediation measures described above, there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, party various claims and legal proceedings arising in the ordinary course of our business. See Part I, Item 1 “Financial Statements (Unaudited) - Note 8, Commitments and Contingencies” for a discussion of our material legal proceedings.
Item 1A. Risk Factors
Investing in our securities involves a high degree of risk. You should carefully consider the risks described under the heading “Risk Factors” in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“2022 Form 10-K”), the other information in this Quarterly Report, including our unaudited condensed consolidated financial statements and the related notes, as well as our other public filings with the SEC, before deciding to invest in our securities. There have been no material changes to the Company’s risk factors previously disclosed in our 2022 Form 10-K, other than the below. The occurrence of any of the events described therein could harm our business, financial condition, results of operations, liquidity or prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.
Our indebtedness could adversely affect our financial health and competitive position.
On October 25, 2023, we entered into a Credit Line Account Application and Agreement for Organizations and Businesses (the “Credit Agreement”) and the Addendum to Credit Line Account Application and Agreement (the “Addendum”; and the Credit Agreement as amended, modified, and/or supplemented by the Addendum, the “UBS Agreement”) with UBS Bank USA (the “Bank”), and UBS Financial Services Inc. We may incur additional indebtedness in the future.
Pursuant to the terms of the UBS Agreement, we have agreed to maintain minimum liquidity, comprised of unencumbered cash and cash equivalents, U.S. treasuries and other assets acceptable to the Bank, of $52.0 million in an account maintained with the Bank or its affiliates at all times. This amount is expected to appear as restricted cash on our balance sheet in future periods. As collateral for the facility, we have agreed to maintain securities accounts with the Bank or its affiliates with deposits in an amount sufficient to meet the collateral value as determined by the Bank pursuant to the UBS Agreement. The facility under the UBS Agreement is secured by our assets in securities accounts and any other accounts maintained with the Bank or its affiliates, and any supporting obligations, general intangibles and other rights ancillary or attributable to such assets, subject to customary exceptions.
The UBS Agreement also contains affirmative and negative covenants customary for a credit line of this type, including requirements for maintenance of the collateral accounts and certain limitations on withdrawal of cash from such collateral accounts. The UBS Agreement also provides for customary events of default, including, among others, non-payment, failure to maintain an amount equal to the greater of (x) the outstanding loans and (y) the collateral value as determined by the Bank, in the securities accounts maintained with the Bank, bankruptcy, or breach of a covenant, representation and warranty.
Our leverage could have important consequences to us, including:
•exposing us to the risk of increased interest rates as our borrowings under the UBS Agreement are at variable rates;
•making it more difficult for us to make payments on our debt;
•limiting our ability to pay future dividends;
•increasing our vulnerability to downturns in our business, lidar industry or the general economy and limiting our flexibility in planning for, or reacting to, changes in our business;
•requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our debt, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities;

•restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
•requiring us to comply with financial and operational covenants, restricting us, among other things, from placing liens on our assets, making investments, incurring debt, making payments to our equity or debt holders and engaging in transactions with affiliates;
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities
We did not sell any securities during the three months ended September 30, 2023 that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
We did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act during the three months ended September 30, 2023.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
a.None.
b.None.
c.Not applicable.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference

		Form	File No.	Exhibit	Filing Date	Filed/ Furnished herewith
2.1†	Agreement and Plan of Merger, dated as of December 21, 2020, by and among the Company, Beam Merger Sub, Inc. and Ouster, Inc.	S-4/A	333-251611	2.1	2/10/2021
2.2†	Agreement and Plan of Merger, dated November 4, 2022, by and among Velodyne Lidar, Inc., Ouster, Inc., Oban Merger Sub, Inc. and Oban Merger Sub II LLC.	8-K	001-39463	2.1	11/7/2022
3.1	Certificate of Incorporation of Ouster, Inc.	S-4 POS	333-251611	3.1	3/10/2021
3.2	Certificate of Amendment to Certificate of Incorporation of Ouster, Inc.	8-K	001-39463	3.1	4/20/2023
3.3	Amended and Restated Bylaws of Ouster, Inc.	8-K	001-39463	3.1	11/8/2023
4.1	Warrant Agreement, dated October 14, 2018, by and between Continental Stock Transfer & Trust Company and Velodyne Lidar, Inc.	8-K	001-38703	4.1	10/18/2018
4.2	Warrant to Purchase Common Stock of Velodyne Lidar, Inc., by and between Velodyne Lidar, Inc. and Amazon.com NV Investment Holdings LLC, dated as of February 4, 2022	8-K	001-38703	4.1	2/7/2022
10.1	Credit Line Agreement for Organizations and Business and Addendum, dated October 25, 2023, by and between the Company, UBS Bank USA, and UBS Financial Services Inc.	8-K	001-38703	10.1	10/31/2023	*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
____________

†	The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ouster, Inc.
Date: November 13, 2023	By:	/s/ Mark Weinswig
	Name:	Mark Weinswig
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)