Form 10-K
period 2023-12-31
Ouster, Inc.
filed 2024-03-28
CIK 1816581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $174.1 million.
The registrant had 40,671,374 shares of common stock outstanding as of March 21, 2024.
Documents Incorporated by Reference:
Specifically identified portions of the registrant’s definitive proxy statement relating to its 2024 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. The registrant's definitive proxy statement will be filed with the U.S. Securities and Exchange Commission (the “SEC”) within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

i

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Annual Report on Form 10-K may be forward-looking statements. The words “anticipates,” “believe(s),” “could,” “contemplates,”, “continue,” “expects,” “estimates,” “forecasts,” “intends,” “may,” “plans,” “projects,” “predicts,” “potential” “should,” “targets,” or “will” and similar expressions or the negative of these terms or expressions are intended to identify forward-looking statements, though not all forward-looking statements use these words or expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements regarding our ability to maintain or grow our global sales and bolster our financial position; our expectations surrounding the Velodyne Merger (as defined herein); our ability to maintain or grow our global sales and marketing organization; our expected contractual obligations and capital expenditures; the capabilities of and demand for our products; our anticipated new product launches; our future results of operations and financial position; industry and business trends; the remediation of material weaknesses; the impact of market conditions and other macroeconomic factors on our business, financial condition and results of operation; our future business strategy, plans, distribution partnerships, market growth and our objectives for future operations.
The forward-looking statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
GENERAL
Unless the context otherwise requires, references in this Annual Report on Form 10-K to “we”, “our”, “Ouster” and “the Company” refer to the business and operations of Ouster Technologies, Inc. (“OTI”) (formerly known as Ouster, Inc.) and its consolidated subsidiaries prior to the Colonnade Merger (as defined herein) and to Ouster, Inc. (formerly known as Colonnade Acquisition Corp.) and its consolidated subsidiaries following the consummation of the Colonnade Merger.
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
On April 6, 2023, the Company’s Board of Directors approved a one-for-10 reverse stock split and a corresponding reduction in authorized shares of common stock (the “Reverse Stock Split”). On April 20, 2023, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation to effect the one-for-10 Reverse Stock Split of the Company’s common stock and a corresponding reduction in authorized shares of common stock. The par value of the Company’s common stock was not adjusted as a result of the Reverse Stock Split. The share and per share information included in this Annual Report of Form 10-K, including the historical share and per share information, has been adjusted to reflect the Reverse Stock Split.

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
•Key components in our products come from limited or single source third-party suppliers, and we expect to rely on third parties to manufacture a significant portion of our products for the foreseeable future. Interruptions in our relationships with these third parties could adversely impact our business.
•We face risks related to our indebtedness.
•We may require additional capital in order to execute our business plan, which may not be available on terms acceptable to us, or at all.
•We may not be able to adequately protect or enforce our intellectual property rights or prevent competitors or other unauthorized parties from copying or reverse engineering our technology.

Part I
Item 1. Business.
Overview
Ouster, Inc. is building the eyes of autonomy. We are a leading global provider of lidar sensors for the automotive, industrial, robotics, and smart infrastructure industries. Ouster’s products include high-resolution scanning and solid-state digital lidar sensors, analog lidar sensors, and software solutions.
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
Our four target markets each have unique use cases for our lidar sensors:
•Automotive. The automotive industry is continuing its rapid shift towards advanced/enhanced safety and autonomy features, powered by lidar. We believe we are uniquely positioned to support this transformation. We work with companies across the entire automotive ecosystem, from technology providers to direct automotive parts suppliers and original equipment manufacturers (“OEMs”), to design and manufacture lidar sensors for these advanced vehicle systems.
•Industrial. Our industrial customers use our lidar sensor to increase safety and automate operations across the global supply chain, in material handling vehicles at ports and warehouses, in off-highway vehicles in mines and on farms, and in manufacturing equipment in factories.
•Robotics. Our robotics customers are pioneering an automated future that can affect many aspects of our daily lives as they take on tasks that are redundant, cumbersome, expensive or dangerous for humans.
•Smart infrastructure. Our smart infrastructure customers are in both the public and private sector. Cities are prioritizing safety and efficiency through the use lidar technology on traffic lights and warning systems. In this sense, we believe our products can enhance public welfare through security and smart city applications. Security companies are also looking to improve intrusion detection and tracking by augmenting existing CCTV systems with the spatial tracking capabilities of lidar. We believe these markets present a significant growth opportunity for us, as they touch many aspects of our daily lives.
We envision a future where our digital technology enables lidar to become universal, playing a key role in the autonomy revolution that will change many aspects of our economy and daily lives. We believe our lidar can empower 3D perception capabilities within robots, cars, trucks and drones, as well as factories, warehouses, roads, sidewalks, public spaces, retail stores, stadiums, docks, and airport terminals. We believe our patented digital approach to lidar positions us to be at the epicenter of this societal shift, and we anticipate that our software-defined product architecture can accelerate adoption and unlock more applications for lidar in our target markets.
We believe the simplicity of our digital lidar design gives us meaningful cost advantages in manufacturing, supply chain, and production yields. Our broad software-defined customization enables us to introduce industry-specific applications and expand our product offerings with minimal changes to manufacturing or inventory. Our main manufacturing partners are Benchmark Electronics, Inc. (“Benchmark”) and Fabrinet. Benchmark and Fabrinet manufacture the majority of our products, which we expect will reduce our product costs and allow us to rapidly scale production to meet our anticipated product demand. Based on cost quotes for our products in mass production, we anticipate our manufacturing costs per unit will decrease as production volumes increase.
Our mission to make the physical world safer and more efficient is aligned with our focus on sustainability now and into the future. We believe that our lidar technology is a key enabler of sustainable solutions, empowering our customers to achieve greater levels of automation which have been shown to have the potential to significantly reduce global carbon dioxide emissions and help curb the effects of climate change. Likewise, smart city initiatives powered by lidar can better manage traffic, reduce commute times, and further reduce emissions.
On February 10, 2023, Ouster completed the merger (the “Velodyne Merger”) with Velodyne Lidar, Inc. (“Velodyne”) pursuant to the terms of the Agreement and Plan of Merger, dated as of November 4, 2022 (the “Velodyne Merger Agreement”). As a result, we currently offer two digital lidar product lines, the OS scanning sensors and the DF solid-state flash sensors, along with certain analog sensors of the Puck family and the Alpha Prime.

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
As a result, we have built a portfolio of intellectual property, including issued patents and registered trademarks, copyrights, confidential technical information, and expertise in the development of lidar technology and software. As of December 31, 2023 we had 132 U.S. issued patents and 109 pending applications along with 102 foreign issued patents and 264 pending applications.
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
Patented digital lidar architecture
Our patents contain a broad range of claims related to devices and methods for implementing digital lidar, among other things. Our patents cover our micro-optic technology that enables improved digital lidar performance; our digital lidar architecture combining vertical cavity surface emitting lasers (“VCSEL”) and single photon avalanche diodes (“SPAD”); our data processing circuits for in-silicon digital signal processing; and our lidar-camera convergence, combining active and passive sensing technologies. We believe these technology breakthroughs are central to our competitive advantage and dramatically improve sensor performance.
Our digital lidar systems are based on a simplified architecture that, combined with embedded software, provides high resolution and reliability for our high-performance Ouster Sensor (“OS”) and Digital Flash (“DF”) product lines. We also plan to continue to manufacture certain analog sensors of the Puck family and the Alpha Prime that we acquired from the Velodyne Merger.
Custom system-on-a-chip (“SoC”) with SPAD detectors
Our sensors contain a custom-designed SoC that replaces the functionality of hundreds of discrete analog components and integrates those capabilities onto a single complementary metal-oxide-semiconductor (“CMOS”) chip.
In our OS product line, we are currently on our fifth-generation SoC, “L3”, which combines significant processing power with a 128-channel SPAD array onto a single piece of silicon and powers all of our REV7 products. Our SoC is capable of counting individual photons in order to detect very weak laser light pulses from long range targets. This digital SPAD-based approach enables our OS sensors to be compact, high-performance, and low-cost in order to provide advanced autonomy functionality to our industrial, robotics, smart infrastructure, and automotive customers.
Our DF product line currently features our first generation CMOS SoC for solid-state sensors. In 2021, we announced our second generation DF SoC, “Chronos”. Powered by this chip, the solid-state DF product line features short, medium, and long-range sensing options that we believe has the potential to meet the performance, reliability, design, and cost requirements of global automotive OEMs.
Vertical cavity surface emitting laser array
Paired with our digital SPAD SoC is an array of VCSELs. By using VCSEL technology, we can place our laser emitters into a dense array. This dense, compact approach enables us to increase our resolution without increasing the size or complexity of our sensors.

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
Our Product Portfolio
Using an array of eye-safe lasers, our lidar solutions measure distances in the environment at the speed of light. Unlike camera-based solutions, lidar solutions allow machines to see in 3D by providing precise distance measurements of surrounding objects. Lidar also performs better than cameras in low light conditions and produces fewer errors. Compared to radar, lidar provides better resolution, perceiving objects’ shapes for superior object detection and classification. Lidar systems are designed to detect pedestrians equally well during daytime and nighttime conditions because the systems provide self-illumination by means of laser beams.
In October of 2021, Ouster acquired Sense Photonics, Inc. (“Sense”) a developer of solid-state flash lidar based on VCSEL and SPAD technology. This acquisition enables the development of our DF sensor line which leverages technology and engineering expertise from both companies. In February 2023, Ouster merged with Velodyne, a global player in lidar sensors solutions. As a result, we currently offer two digital lidar product lines, the OS scanning sensors and the DF solid-state flash sensors, along with certain analog sensors of the Puck family and the Alpha Prime.
OS Product line
Introduced in 2018, the OS product line, based on our fifth-generation L3 SoC, is available in four different models to meet the needs of our end customers. The model options include the hemispheric field of view OSDome, the ultra-wide view “OS0,” the mid-range “OS1,” and the long-range “OS2.” Within each of these models, we offer numerous configuration options, including but not limited to different resolutions, connection standards, and data output structures. As we continue to release new generations of the silicon CMOS SoCs that power the OS product line, we expect the performance of the sensors to improve.
In October 2022, we announced the launch of our newest OS series scanning sensors, REV7, powered by our next-generation L3 chip. REV7 features the OSDome sensor, as well as upgraded OS0, OS1, and OS2 sensors that deliver double the range, enhanced object detection, increased precision and accuracy, and greater reliability. The REV7 sensors offer performance upgrades that we believe will enhance our market opportunity, driven by opportunities for longer-range and mapping applications.

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
•Illustrative use cases: Factory AGVs, Automated forklifts, Robo-taxis, Building security, Autonomous shuttles, Anonymous People counting

•Resolution options (channels): 32, 64 and 128
• Range (@80% reflectivity): 170 meters
• FoV: 45° vertical FoV & 360° horizontal FoV
• Horizontal resolution (@ 10 Hz): 2048
• Precision: up to ±0.5 cm
• Points per second: 5.2 million
• Power consumption: 14 – 20 W
•Environmental protection: IP68, IP69K
• Customization options: 30+
• Illustrative use cases: Autonomous trucking, Autonomous mining vehicles, Autonomous agricultural vehicles, Mapping, Autonomous buses, Autonomous drones, Traffic safety

•Resolution options (channels): 32, 64 and 128
•Range (@ 80% reflectivity): 350 meters
•FoV: 22.5° vertical FoV & 360° horizontal FoV
•Horizontal resolution (@ 10 Hz): 2048
•Precision: up to ±2.5 cm
•Points per second (@128 channels): 2.6 million
•Power consumption: 18 – 24 W
•Environmental protection: IP68, IP69K
• Customization options: 15+
•Illustrative use cases: Autonomous trucking, Robo-taxis, Autonomous shuttles, Mapping, Traffic analytics, Autonomous mining, Building security

Product customization
Within our OS sensor models, we offer numerous customization options, all enabled by embedded software. The OSDome offers resolution options of 64 and 128 lines vertically (“channels”), each in a uniform beam spacing configuration. For each of our other three OS models, we offer resolution options of 128 channels, 64 channels, or 32 channels. Additionally, within the 64 and 32 channel options, we offer further customization to determine how the channels are distributed throughout the vertical field-of-view. These options for beam spacing are: uniform (evenly distributed channels), gradient (denser channels around the center of the vertical field-of-view and sparser by the top and bottom edges), below horizon (evenly spaced on the bottom half of the field of view), and above horizon (evenly spaced in the top half of the field-of-view). Illustrative beam spacing options for the OS1 model are found below:
Through our existing and future embedded software, and as a result of our enhanced operational capacity stemming from the Velodyne Merger, we anticipate offering additional customizable options to our customers. Because these configurations are offered through software, the incremental cost of additional options is lower than the cost of designing new hardware, giving us the operational flexibility to respond to evolving market demands.
DF product line
The DF series is a suite of short, mid, and long-range solid-state digital lidar sensors with superior reliability, durability, and affordability. The DF series is designed to meet automaker requirements and certifications for advanced driver assistance systems (“ADAS”) and autonomous driving, while seamlessly integrating into the vehicle architecture and design. The DF series is also suitable for non-ADAS use cases where a full 360 degree field of view is not required.
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
Scalability. The solid-state DF product line is highly manufacturable and offers the durability, reliability, and affordability needed for automotive series production. We expect to offer individual solid-state sensors as well as a multi-sensor lidar suite at a price point that we believe could enable broad adoption in consumer vehicles. We believe that we are well-positioned to deliver on OEM requirements with a single supplier offering, reducing overall costs and making us a preferred potential partner for both automotive OEMs and Tier 1s.
Velodyne product lines
We also offer certain surround-view lidar sensors that Velodyne previously marketed prior to our merger with Velodyne in February 2023. These products are listed below and support numerous end applications, including autonomous vehicles, drones, security, mobile robots and mapping.

•Resolution options (channels): 16
•Range (@ 80% reflectivity): 100 meters
•Field of View (FoV): 30° vertical FoV & 360° horizontal FoV
•Horizontal resolution (@ 10 Hz): 1800
•Precision: up to ±3.0 cm
•Points per second: 576,000
• Power consumption: 8 W
•Environmental protection: IP67
•Customization options: 3
•Illustrative use cases: Factory AGVs, Automated forklifts, Robotaxis, Building security, Autonomous shuttles, People counting

•Resolution options (channels): 128
•Range (@ 80% reflectivity): 450 meters
•Field of View (FoV): 40° vertical FoV & 360° horizontal FoV
•Horizontal resolution (@ 10 Hz): 1800
•Precision: up to ±3.0 cm
•Points per second: 4.6 million
• Power consumption: 23 W
•Environmental protection: IP67
•Customization options: 1
•Illustrative use cases: Autonomous trucking, Robotaxis, Autonomous shuttles, Mapping, Traffic analytics, Building security

Ouster Gemini
Ouster Gemini is a perception platform designed for smart infrastructure deployments like security and crowd analytics, and is optimized exclusively for Ouster’s digital lidar sensors. The Gemini platform consists of OS series lidar sensors, edge processor hardware, perception software, and cloud analytics.
The Ouster Gemini platform provides people and object detection, classification, and tracking for actionable, intuitive, and customizable insights while preserving personally identifiable information. Gemini enables our customers to detect, classify, and track objects through a covered area which can be expanded by meshing lidar sensors together to form a single, cohesive 3D view. This approach has multiple advantages compared to other similar solutions and can be used to replace or enhance existing camera, radar, or RF beacon-based systems:
Detection accuracy. Gemini perception software is specifically optimized to take advantage of the rich and robust data provided by Ouster’s digital lidar sensors. The high resolution and improved range of our digital lidar sensors combined with a state of the art deep neural network based perception algorithms enhance the detection, classification, and tracking accuracy of the perception software.
Uninterrupted tracking. Gemini enables seamless tracking of objects across an entire area. Users can easily mesh multiple lidar sensors together within the Gemini software interface, allowing a seamless 3D view of object movement throughout the space. Each sensor provides ten times more coverage than a camera based system.
Easy setup and administration. The simplicity of the Gemini platform, along with its intuitive user interface, enables customers to install, configure, and maintain the system with ease.
Privacy-preserving. Gemini does not output any personally identifiable information, allowing customers to deploy advanced monitoring systems in public or sensitive areas without privacy concerns.
Blue City
Blue City is a Gemini-powered solution for traffic operations, planning, and safety. Blue City provides real-time data analytics and predictions, which can be used to improve traffic and crowd flow efficiency, improve urban planning, advance sustainability, and protect vulnerable road users in a wide range of weather and lighting conditions.
Improve flow efficiency. Connecting Blue City’s intelligent solution to existing traffic controllers helps optimize signal timing and traffic and crowd flow based on real-time, multimodal traffic data. This can result in reduced traffic congestion, decreased vehicle delays, and maximized system capacity.
Improve urban planning. Blue City can help improve mobility and urban growth management for all modes of transport with data-based decision-making insights on the volume, speed, and direction of pedestrians, cyclists, and vehicles.
Data analytics dashboard. Blue City provides a user dashboard with actionable insights such as number of near misses, pedestrian crossing time estimates, illegal turn detection, and red-light violations.
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
We have manufactured prototypes of our DF product line for the automotive ADAS market. After the initial release, we anticipate our DF product line will improve in performance over time as we improve our core SoC and laser components.
Our Customers
We target four markets globally: automotive, industrial, robotics, and smart infrastructure. For the year ended December 31, 2023, no single customer accounted for more than 10% of our revenue from product sales.

Automotive
Our customers in the automotive industry fall into two categories: customers developing various forms of self-driving technology for driverless mobility and freight applications, and customers developing consumer ADAS. Both groups are generally engaged in the design, production, manufacture, operation, or after-market modification of automobiles, which includes consumer and commercial vehicles, commercial heavy trucks, and buses among other vehicles. Automotive customers use lidar as a core component in ADAS and for autonomous driving. We believe that our automotive customers value the high resolution, high reliability, and cost of our lidar technology. During the fiscal year ended December 31, 2023, a single customer developing level 4 autonomous vehicles accounted for more than 10% of our bookings in 2023.
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
Robotics
Our customers in the robotics industry are generally engaged in the design, production, operation, or after-market modification of small mobile human-less vehicles, which includes wheeled robots, legged robots, and drones among other vehicles. Our customers in the robotics market include both commercial entities and nonprofit entities, such as research institutions. Our customers in the robotics market are installing lidar sensors for autonomous navigation, collision avoidance, and mapping in order to provide services such as last-mile delivery, street sweeping, and asset inspection. We believe our robotics customers value the high resolution, precision, wide vertical field-of-view, and high reliability of our lidar sensors.
Smart Infrastructure
Our customers in the smart infrastructure market are generally engaged in monitoring and analyzing human and vehicle movements for the purpose of providing building security and improving roadway safety and efficiency. This market includes federal, state, and local governments as well as private commercial businesses. Unlike traditional cameras, our lidar sensors provide accurate spatial data in low lighting conditions while safeguarding privacy concerns. We believe that our smart infrastructure customers value the high resolution, 360° horizontal field-of-view, and high reliability of our digital lidar sensors. Powered by our lidar sensors and software solutions, our products provide smart infrastructure customers the ability to detect, classify, and track people and vehicles through an easy to use software user interface, allowing them to interact with lidar data indirectly and in a task-relevant manner.
Our Competitive Strengths
We believe the following strengths will allow us to maintain and extend our position as a leading provider in high-resolution lidar solutions.
Patented digital lidar technology
Since we invented and patented our digital lidar technology in 2015, we have launched a suite of products built on a shared architecture. Our proprietary SoC replaces hundreds to thousands of discrete components with a single tightly integrated SPAD receiver array, and our high-efficiency VCSEL array integrates every laser into a single die. Moreover, our patented micro-optical system increases digital lidar performance by the equivalent of an orders-of-magnitude increase in detector efficiency. We believe that this architecture will allow us to continue to increase sensor performance while reducing its cost for many years to come. The Sense acquisition and the Velodyne Merger have enabled us to acquire additional intellectual property, which we believe will continue to distinguish us in the lidar space.

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
Flexible and scalable product architecture
Our products employ a software-defined architecture, enabling rapid customization in the software layer, and a simple shared hardware architecture for scalable manufacturing. With software-defined products continuing to drive low-cost customization, we expect to develop new industry-specific applications, expanding our product offering without requiring significant manufacturing or inventory changes.
Large and diversified customer base
We continue to diversify our customer base by solidifying our presence in automotive, industrial, robotics, and smart infrastructure, which we believe gives us key advantages. First, our customer and market diversity add stability to our business and we are able to reduce our exposure to the risk of development delays or regulatory changes that may affect our sales to a single customer or in a particular market. Second, we believe that a large, diverse customer base will ultimately result in more engaged customers purchasing our products and help us to achieve higher sales more quickly than other companies that depend on a smaller set of customers in fewer markets. As we increase our sales volume, we expect our cost per sensor to decrease, allowing us to compete more effectively in each of the targeted markets.
Volume manufacturing today
To achieve our vision of making lidar technology widely adopted, we designed our technology for high-volume manufacturing. We outsource certain product lines to our manufacturing partners Benchmark and Fabrinet, both of which have manufacturing facilities in Thailand. We believe these relationships provide multiple benefits, including allowing us to reduce our operating costs and the ability to leverage our partners’ manufacturing capacity to quickly respond to changes in demand.
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
Visionary management team
Innovation is central to our corporate culture. Ouster’s co-founders Angus Pacala and Mark Frichtl have over two decades of combined experience in lidar engineering. In collaboration with our seasoned executive management team, they drive our vision and corporate strategy. We believe that the digital lidar technology invented by our founders will continue to drive significant improvements in autonomous technology. As the Company has developed, we have built a strong supporting team, adding leaders in sales, marketing, operations, engineering, manufacturing, legal, and finance.

Our Growth Strategies
Our growth strategy is based upon three components: the attractive performance and cost economics of our digital lidar technology, accelerating adoption with our software solutions, and focused commercial execution.
Today, our digital lidar technology powers OS and DF sensors that are high performance, highly customizable, reliable, and cost competitive. As we continue to upgrade the SoCs powering our OS and DF sensors, we expect to improve the performance of our sensors without significant negative impact to sensor cost or form factor. We plan to leverage this dynamic to grow our sensor sales by steadily improving our product performance while consistently maintaining a competitive price point.
We believe our software solutions for multiple end markets present a significant growth opportunity. For existing lidar users, software has the potential to decrease development time and improve system performance. For customers who historically rely on other sensor modalities or lack technical expertise, the introduction of software such as Ouster Gemini can catalyze the adoption of lidar by lowering the engineering resources required to transform raw data into actionable insights.
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
Grow sales volumes from existing accounts
We aim to create an established customer base in each of our four target markets that can be further strengthened as our relationships with customers mature. As our customers move through our pipeline from benchtop evaluation to pilot evaluation, to pre-production, and finally to production—we believe our order volumes will increase at each stage in the sales process. We expect that moving to series production can provide a material increase of up to several orders of magnitude in annual sales volume for a given customer program.
Commercialize digital lidar for emerging automotive opportunities
We believe that our cost-reduced solid-state DF sensor will meet the automotive industry’s requirements for performance, cost, and reliability in ADAS applications. As development progresses, we will strive to build and maintain relationships with global automotive OEMs and Tier 1s to further strengthen demand.
Expand our distribution network
While the majority of our sales are direct to customers, we also sell our sensors through a domestic and international distribution network, which has expanded as a result of the Velodyne Merger. We believe these distributors enable us to reach more end customers in an operationally efficient manner. We plan to grow our existing network and establish new distribution partnerships in regions where we do not currently have partnerships. By leveraging these relationships, we believe we will be able to reach more customers faster and rapidly grow our sales.
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

Strengthen our worldwide sales and marketing presence
To further grow our market share in our target markets, we intend to opportunistically scale our commercial team to serve the needs of each end market. As our market presence grows through targeted sales and marketing activity, we believe our customer base will grow. In addition, we are increasingly cross-selling within accounts, accessing new projects and opportunities within accounts where we have a beachhead position and increasing the number of addressable opportunities.
Pursue strategic transactions
We have explored and may continue to explore strategic acquisitions, mergers or other transactions as a means to improve our competitive position. For example, in February 2023, we completed our merger of equals with Velodyne which helped us to strengthen our financial position, technology portfolio and software offering. While we see significant and growing demand for our products today, we believe such transactions can create more expansive use cases for our products, provide greater access to target markets, improve our operating efficiency, or accelerate our product roadmap.
Manufacturing
We have invested a significant amount of time and resources in streamlining our production process. Our current key manufacturing partners are Benchmark and Fabrinet, with whom we have had established relationships for multiple years. Our optical alignment processes are partially or completely automated, which reduces manufacturing time and increases our production output. Our sensors also undergo application-focused final testing, which allows us to understand the real-world performance of our sensors before they are shipped to customers. We continue to invest in building manufacturing process control systems, which provide real-time production information on the sensors produced in Thailand through integrated data stores and dashboards. This streamlined production process aims at lowering manufacturing costs.
Competition
There is an increasing demand for lidar to help advance automated systems with the intended goal of increasing safety, improving efficiency and enhancing productivity. Lidar’s status as a critical sensor in many applications gives us the opportunity to add enhanced value to customers by providing comprehensive solutions. There is increasing adoption of lidar across a wide variety of industries. As a result, we compete against several companies developing lidar solutions for incorporation into these developing applications, some of which may be similar to ours. Our competitors may include and are not limited to: AEye, Aeva Inc., Cepton Technologies, Innoviz Technologies, Hesai Technology, Luminar Technologies, MicroVision, Pepperl+Fuchs, Quanergy, RoboSense, Seyond, and SICK.
Additionally, some of our targeted customers may have their own internal lidar development programs. Our software products may also compete against companies that provide standalone software solutions. Although we believe our line of products and innovation support position us as a leader in the lidar market, we will continue to face competition from existing, established market competitors with greater resources and new companies developing lidar solutions.
Sales And Marketing
We maintain a global sales presence across the Americas, Europe, Middle East and Asia-Pacific markets. We sell directly to the majority of our customers and have also developed a global network of active distributors to sell, install and support our solutions. Our commercial team is made up of experienced leaders who have been developing a focused sales organization geared towards ramping our sales pipeline. We continue to maintain a robust sales and marketing team to meet the demands of our existing customers and expect to expand our sales efforts to attract new customers. We plan to continue to expand and optimize our dealer network to ensure that we have sufficient geographic coverage across both existing and new markets.
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
Our research and development activities are primarily based in San Francisco, California; Ottawa, Canada; and Edinburgh, Scotland. Our research and development team is responsible for the design, development, manufacturing and testing of our products. We focus our efforts on the development of digital lidar technology, software functionality, solutions, and innovative manufacturing technologies. The research and development team also partners with our operations and supply chain teams to develop scalable and reliable manufacturing processes and aid in supply chain planning and diversification. Our team consists of engineers, technicians, scientists, operators and professionals with experience from a wide variety of the world’s leading sensing, engineering, consumer electronics, and automotive organizations.
Government Regulation
While the U.S. has historically provided a positive legal landscape that allows safe testing and development of autonomous features, with nuances that vary from state to state, we are subject to the non-exhaustive list of regulations set forth below.
As a lidar technology company, we are subject to the Electronic Product Radiation Control Provisions of the Federal Food, Drug, and Cosmetic Act. These requirements are enforced by the U.S. Food and Drug Administration (“FDA”). Electronic product radiation includes laser technology. Regulations governing these products are intended to protect the public from hazardous or unnecessary exposure. Manufacturers are required to certify in product labeling and report to the FDA that their products comply with applicable performance standards as well as maintain manufacturing, testing and distribution records for their products. Furthermore, we are also subject to similar internationally harmonized standards and regulations governing the safe use of laser products. Based upon successful evaluations of the applicable laser products, followed by written attestation by international third-party certification agencies, manufacturers are required to create Self Declarations of Compliance (“SDOC”) of their products to such regulations, and label their products accordingly.
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
Similarly, we are also subject to sourcing regulations such as the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the EU Conflict Minerals Regulation 2017/821, that require us to carefully monitor our supply chain. Adherence to these requirements could adversely affect the sourcing, availability and pricing of the materials that may be used in the manufacture of components used in our products.
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
Similar to companies operating in industries similar to ours, we are subject to environmental regulation, including water use, air emissions, use of recycled materials, energy sources, the storage, handling, treatment, transportation and disposal of hazardous materials and the remediation of environmental contamination. Compliance with these laws, rules and regulations may include permits, licenses and inspections of our facilities and products.
Finally, the SEC recently adopted rules that will require companies to provide certain climate-related disclosures. While we are still assessing the scope and impact of this rule given how recently it was adopted, we anticipate that this rule, as well as other ESG and sustainability-related regulation and legislation, may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls and impose increased oversight obligations on our management and board of directors.

Human Capital
As of December 31, 2023, we employed 202 people on a full-time basis in the United States and 88 people on a full-time basis internationally, either directly through our international subsidiaries or through a professional employer organization. We also engaged a certain number of consultants and independent contractors to supplement our permanent workforce. None of our employees are currently represented by a labor union or covered by collective bargaining agreements. We believe we have strong and positive relations with our employees.
Diversity, Inclusion and Belonging. To attract, motivate and retain a highly-skilled workforce throughout our organization, we are focused on facilitating a safe and inclusive work environment that leverages the capabilities of our employees and encourages diversity of thought. In furtherance of these objectives, we provide Diversity, Inclusion, and Belonging training for our employees to promote a healthy and inclusive organizational culture.
Employee engagement. We prioritize employee engagement and value employee feedback, which we gauge through an annual employee engagement survey that helps us monitor both engagement and satisfaction and provides an additional reference point for evaluating initiatives aimed at enhancing our employees’ experience.
Compensation and Benefits. We offer what we consider attractive compensation and benefit packages, which may include depending on location and eligibility, annual bonuses, paid time-off, 401(k) and Company match (subject to the IRS annual limit), stock awards, employee stock purchase plans, health and wellness programs and other benefits. Our long-term equity compensation is intended to align management interests with those of our stockholders and to encourage the creation of long-term value.
Additional Information
Our Internet address is https://ouster.com. At our Investor Relations website, https://investors.ouster.com, we make available free of charge a variety of information for investors, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC. Our filings with the SEC can also be accessed through the SEC’s website at http://www.sec.gov. Our website and the information included in or linked to our website are not part of this Annual Report on Form 10-K or any other report we file with, or furnish to, the SEC.

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
Our future success will depend, in part, upon our ability to manage the expanded business, including challenges related to the management and monitoring of new operations and associated increased costs and complexity associated with the Velodyne Merger and other mergers. If we are not able to successfully complete integrations in an efficient and cost-effective manner, the anticipated benefits of this merger may not be realized fully, or at all, or may take longer to realize than expected, and the value of our common stock may be affected adversely. An inability to realize the full extent of the anticipated benefits of the Velodyne Merger, as well as any delays encountered in the integration processes, could have an adverse effect on our business, financial condition or results of operations. In addition, the actual integrations may result in additional and unforeseen expenses, including increased legal, accounting and compliance costs.
We have incurred significant losses to date and may never achieve or sustain profitability.
We have experienced net losses in each year since our inception. In the years ended December 31, 2023 and 2022, we incurred net losses of $374.1 million and $138.6 million, respectively. We expect to continue to incur losses for the foreseeable future as we expand our product offering and continue to scale our commercial operations and research and development program. As of December 31, 2023, we had an accumulated deficit of $816.0 million. Even if we are able to increase the sales of our products, there can be no assurance that we will be profitable.
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
Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new and effective products at an opportune time that may then achieve market acceptance. To remain competitive, we continue to develop new products and expand our existing product offerings. For instance, in October 2022, we announced our newest OS series scanning sensor, REV7, powered by its next-generation L3 chip. REV7 features the all-new OSDome sensor, as well as upgraded OS0, OS1, and OS2 sensors that deliver double the range, enhanced object detection, increased precision and accuracy, and greater reliability. introduced the market. In January 2023, we announced the release of our software, Ouster Gemini, a cloud-backed digital lidar perception platform for crowd analytics, security, and intelligent transportation systems. Ouster Gemini offers the ability to detect, classify, and track moving objects in real-time using the 3D data from a single or multiple fused Ouster lidar sensors. In connection with REV7, Ouster Gemini, and future releases, we expect to incur substantial, and potentially increasing, R&D costs. Our R&D expenses were $91.2 million and $64.3 million during the years ended December 31, 2023 and 2022, respectively, and are likely to grow in the future, particularly as a result of the Velodyne Merger. Because we account for R&D as an operating expense, these expenditures will adversely affect our results of operations in the future.
Further, our R&D program may be delayed and may not produce timely results. If we cannot produce successful results in time to accommodate customers’ or potential customers’ development timelines, we may lose business. If we are unsuccessful in introducing these products in accordance with our product launch plans or any publicly announced launch dates, it may be injurious to our reputation and brand and adversely affect our ability to be competitive in our four target markets and potential new markets. In launching such products, we may face foreseen and unforeseen difficulties that adversely affect such commercialization and could have a material adverse effect on our operations and business. Additionally, the success of our competitors’ R&D efforts, including producing higher performing products or providing products competitive to our new products to our customers before us, may result in loss of business to us.

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
Our relationships with many of our existing customers are limited as they may not be prepared to select Ouster as a long-term supplier given our limited operating and sales history. To establish preliminary relationships with certain customers and to build their confidence, we have entered, and may continue to enter, into evaluation agreements, spot buy purchase orders, non-binding letters of intent, and strategic customer agreements. These agreements are largely non-binding, do not include any minimum obligation to purchase any quantities of any products at this time, and do not require that the parties enter into a subsequent definitive, long-term, binding agreements; however, these preliminary agreements assist the Company in building confidence with customers if we are able to effectively perform and otherwise maintain positive relationships with them. If we are unable to build confidence with our existing customers, either through these preliminary agreements (due to any failure to enter into or perform under the agreements) or otherwise, or if we are unable to secure opportunities from these non-binding agreements, including those involving strategic customers, we may be unable to produce accurate forecasts or become profitable.
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
•the impact of epidemics or pandemics, including current or future business disruption and related financial impact resulting from the global COVID-19 health crisis;

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
In addition to current market competitors, new competitors may enter the lidar market or create products that function as an alternative to lidar, which may disrupt the commercial landscape of our target markets in ways that we may not be able to adapt to adequately or in a timely fashion. The already competitive landscape of the lidar market, including both foreseeable and unforeseeable entries of competitors and lidar technology from those competitors in our target markets, along with the potential emergence of new non-lidar solutions, may result in downward pricing pressure, reduced margins and may impede our ability to increase the sales of our products or cause us to lose market share, any of which will adversely affect our business, results of operations and financial condition.

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
Our products are used in a wide variety of existing and emerging use cases in the industrial market, where our target customers are generally engaged in the manufacturing, operation, or after-market modification of heavy industrial machinery. These customers tend to be large companies that move slowly to larger scale production, often with years-long timelines. If our products are not chosen for deployment in these projects, or we lose a program under any circumstances, we may not have an opportunity to obtain that business again for many years. Industrial automation is a demanding industry with product specifications that our products may not always meet.
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
We typically offer a limited product warranty that requires our products to conform to the applicable specifications and be free from defects in materials and workmanship for one to two years. As a result of increased competition and changing standards in our target markets, we may be required to increase our warranty period length and the scope of our warranty. To be competitive, we may be required to implement these increases before we are able to determine the economic impact of an increase. Accordingly, we may be at risk that any such warranty increase could result in foreseeable and unforeseeable losses for the Company.
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
We may require additional capital in order to execute on our business plan, and we may require additional capital to fund our R&D efforts and to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and we may determine to utilize our “at-the-market” offering program or engage in equity or debt financings or enter into credit facilities for other reasons. In order to stay on our growth trajectory and further business relationships with current or potential customers or partners, or for other reasons, we may issue equity or equity-linked securities to such current or potential customers or partners. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all, particularly in an uncertain economic environment. We maintain the majority of its cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.
If we raise additional funds through the issuance of equity or convertible debt, including through our “at-the-market” offering program, or other equity-linked securities or if we issue equity or equity-linked securities to current or potential customers to further business relationships, our existing stockholders could experience significant dilution. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited and our business results and operations could be materially and adversely affected.
We face risks related to our indebtedness.
As of December 31, 2023, we had total outstanding debt of $44.0 million under our credit agreement with UBS Bank USA and UBS Financial Services Inc. We may incur additional indebtedness in the future. This credit agreement contains various covenants and other restrictions as described in Note 6, Debt included in the notes to consolidated financial statements included elsewhere in this Form 10-K. Our leverage could have important consequences to us, including:
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
•requiring us to comply with financial and operational covenants including leverage covenants, restricting us, among other things, from placing liens on our assets, making investments, incurring debt, making payments to our equity or debt holders and engaging in transactions with affiliates;
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
Substantially all of our revenue is generated by the sale of our digital lidar sensors. Given the evolving nature of the markets in which we operate, it is difficult to predict the customer demand or adoption rates for lidar technology generally or our products specifically. If demand does not develop or if we cannot accurately forecast customer demand, our future financial results, business, results of operations and financial condition will be adversely affected. If current or prospective customers have a negative perception of, or experience with, lidar or a competitor’s lidar products they may be reluctant to adopt lidar in general or specifically our products. Any negative publicity, regardless of its accuracy, could materially and adversely affect our business.
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
We are experiencing significant growth in the scope and nature of our operations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, compliance programs and reporting systems. We are currently in the process of strengthening our compliance programs, including our compliance programs related to product certifications, quality management systems certifications, environmental certifications, export controls, privacy and cybersecurity and anti-corruption. We may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing controls, programs, systems and procedures, which could have an adverse effect on our business, reputation and financial results. Additionally, rapid growth in our business may place a strain on our human and capital resources. Furthermore, we expect to continue to conduct our business internationally and anticipate increased business operations in the United States, Europe, Asia and the Middle East. These diversified, global operations place increased demands on our limited resources and require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, technical, manufacturing, engineering, sales and other personnel. As our operations expand domestically and internationally, we will need to continue to manage multiple locations and additional relationships with various customers, partners, suppliers and other third parties across several markets.
We are focusing our current commercial efforts across four distinct target markets. We will be required to prioritize our limited financial and managerial resources as we pursue particular development and commercialization efforts in each target market. Any resources we expend on one or more of these efforts could be at the expense of other potentially profitable opportunities.
If we are not able to effectively maintain or grow our global sales and marketing organization, or maintain or grow an effective network of distributors, resellers, and integrators, our business prospects, results of operations and financial condition could be adversely affected.
In order to generate future sales growth, we will need to maintain or grow the size and geographic coverage of our field organization, including marketing, direct sales, customer support and technical services. Accordingly, our future success will depend largely on our ability to hire, train, retain, and motivate skilled regional sales managers and direct sales representatives with significant technical knowledge and understanding of our products. Because of the competition for their skillset, we may not be able to attract or retain such personnel on reasonable terms, if at all. If we are unable to maintain or grow our global sales and marketing organizations, we may not be able to increase our revenue, which would adversely affect our business, financial condition and results of operations.
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
•exchange rate fluctuations;
•political and economic instability, war, international terrorism and anti-American sentiment, particularly in emerging markets and the geographic regions affected by the Russia-Ukraine and Israel-Hamas wars;
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
To ensure adequate inventory supply, we forecast inventory needs and expenses, place orders sufficiently in advance with our suppliers and manufacturing partners and manufacture products based on our estimates of future demand for particular products. Fluctuations in the adoption of lidar products may affect our ability to forecast our future operating results, including revenue, gross margins, cash flows and profitability. Our ability to accurately forecast demand for our products could be affected by many factors, including the rapidly changing nature of our current target markets, the uncertainty surrounding the market acceptance and commercialization of lidar technology, the emergence of new markets, an increase or decrease in customer demand for our products or for products and services of our competitors, product introductions by competitors, the COVID-19 pandemic, other epidemics and public health crises, and any associated work stoppages or interruptions, unanticipated changes in general market conditions and the weakening of economic conditions or consumer confidence in future economic conditions. We may face challenges acquiring adequate supplies to manufacture our products and we, Benchmark and Fabrinet may not be able to manufacture our sensors at a rate necessary to satisfy the levels of demand, which would negatively affect our short-term and long-term growth. This risk may be exacerbated by the fact that we may not carry or be able to obtain from our suppliers a significant amount of inventory to satisfy short-term demand increases. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available for sale, which has forced us to record inventory write-downs in the past
Inventory levels in excess of customer demand have resulted and may in the future result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would adversely affect our financial results, including our gross margin, and have a negative effect on our brand. Conversely, if we underestimate customer demand for our products, we may not be able to deliver products to meet our requirements, and this could result in damage to our brand and customer relationships and adversely affect our revenue and operating results.
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
We order components for our products and build inventory in advance of product manufacturing and shipments. Manufacturing purchase obligations cover our forecasted component and manufacturing requirements, typically for periods up to three months. Because our target markets are volatile, competitive and subject to rapid technology and price changes, and because we have limited sales history, there is a risk we will forecast incorrectly and order or produce excess or insufficient amounts of components or products, or not fully utilize our firm purchase commitments.
Our business could be materially and adversely affected if our customers become unable to, or otherwise do not, pay their invoices.
If one or more of our major customers is unable to pay our invoices as they become due or a customer simply refuses to make such payments if it experiences financial difficulties, our business would be adversely affected. If a major customer were to enter into bankruptcy proceedings or similar proceedings whereby contractual commitments are subject to stay of execution and the possibility of legal or other modification, we could be forced to record a substantial loss. Additionally, a number of our customers are startup companies, small and mid-sized businesses, that are privately funded, have limited resources, and do not have a history of creditworthiness that we can audit to determine reliability and increase the potential risk to record potential losses. These companies could fail to raise enough capital and have to shut down operations. Even if they are financially solvent and stable and we are successful in securing a commercial relationship with them, their business plans for future programs may be inherently uncertain and unpredictable, and less structured than established companies.
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
It is possible that we will not generate taxable income in time to use our net operating loss carryforwards and certain tax credits before their expiration (if we generate taxable income at all).
In addition, our federal and state net operating loss carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code, respectively, and similar provisions of state law. Under those sections of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income or taxes may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by certain significant shareholders that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have completed an analysis of Section 382 ownership changes in our stock through February 10, 2023 and have concluded that we have experienced ownership changes that will result in limitations in our ability to use an immaterial amount of tax credit carryforwards. We may experience ownership changes in the future as a result of future transactions in our stock. If it is determined that we undergo one or more ownership changes in the future, then our ability to utilize our federal and state net operating loss carryforwards or other tax attributes may be limited or eliminated.
Key components in our products come from limited or single source third-party suppliers, and we expect to rely on third parties to manufacture a significant portion of our products for the foreseeable future. Interruptions in our relationships with these third parties could adversely impact our business.
We rely on third-party manufacturers, including Benchmark and Fabrinet, to supply our products. These arrangements are intended to lower our operating costs, but they also reduce our direct control over production and distribution. This diminished control may have an adverse effect on the quality or quantity of products or services, or our flexibility to respond to changing conditions. If Benchmark or any of our third-party component suppliers or logistics and transportation partners experience interruptions, delays or disruptions in supplying their products or services, including by natural disasters, trade restrictions, the global COVID-19 pandemic, other epidemics and public health crises, or work stoppages or capacity constraints, our ability to ship products to distributors and customers may be delayed. In addition, unfavorable economic conditions could result in financial distress among third-party suppliers or manufacturers upon which we rely, thereby increasing the risk of disruption of supplies necessary to fulfill our production requirements and meet customer demands. Additionally, if any of these third parties on whom we rely were to experience quality control problems in their operations and our products do not meet customer or regulatory requirements, we could be required to cover the cost of repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative effect on our operating results. In addition, such delays or issues with product quality could adversely affect our reputation and our relationship with our customers, distributors, value added software resellers, and integrators.
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
Historically, we manufactured all of our digital sensors at our facility in San Francisco, California. We intend to maintain a portion of our manufacturing at this facility; however, in 2019, we began moving a portion of our manufacturing operations to a manufacturing facility in Thailand in connection with our relationship with Benchmark, which for the year ended December 31, 2023, accounted for the majority of our OS sensor manufacturing output. In 2023, after the merger with Velodyne, we began moving manufacturing operations of Velodyne sensors to a Fabrinet facility in Thailand. Any substantial delay in bringing this facility up to full production on our current schedule may hinder our ability to produce all of the products needed to meet orders and/or achieve our expected financial performance. Opening this facility has required, and will continue to require, additional capital expenditures and the efforts and attention of our management and other personnel, which has and will continue to divert resources from our existing business or operations. If and when this manufacturing facility is brought up to full production according to our current schedule, it may not provide us with all of the operational and financial benefits we expect to receive.
We have invested in manufacturing process equipment which is held at these Thailand facilities, and we may make prepayments to some of our suppliers associated with long-term supply agreements. While these arrangements help ensure the supply of components and finished goods, if our co-manufacturer or suppliers experience severe financial problems or other disruptions in their business, such continued supply would be reduced or terminated, and the recoverability of manufacturing process equipment or prepayments would be negatively impacted.
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
Our success depends on our ability to attract, retain and motivate highly qualified management, technical, manufacturing, engineering and sales personnel. In particular, our success may depend on our ability to recruit and retain management personnel who are qualified to manage a public company. We are highly dependent on our senior management, including our founders, Angus Pacala and Mark Frichtl. If any of such persons left, our business could be harmed. All of our U.S. based employees are “at-will” employees. The loss of the services of one or more of our key employees could delay or have an impact on the successful commercialization of our products. We do not maintain key man insurance.
Our ability to successfully execute on our strategic plan depends in part on our ability to continue to appropriately build our organization and hire qualified personnel, especially with engineering, sales, technical, and manufacturing expertise. Competition for qualified personnel is especially severe in the San Francisco Bay Area. We may not be able to attract and retain qualified personnel on acceptable terms given the competition for such personnel. If we are unsuccessful in our recruitment and retention efforts, it may adversely affect our business and our growth prospects.
In addition, in connection with the closing of the Velodyne Merger, in February 2023, we implemented a reduction in force to reduce redundancies with the acquired business. While positions have been eliminated, certain functions necessary to our operations remain, and we have distributed the duties and obligations of departed employees among our remaining employees. The reduction in workforce could make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from the reduction in force, or if we experience significant adverse consequences from the reduction in force, our business, financial condition, and results of operations may be materially adversely affected.
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
For descriptions of legal proceedings to which we are party, including proceedings assumed in connection with the Velodyne Merger, see Note 9. Commitments and Contingencies included in the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We have in the past and could in the future be forced to expend significant resources in the defense of these lawsuits or future ones, and we may not prevail. No assurances can be given that any proceedings and claims will not have a material adverse impact on our operating results and consolidated financial position or that our available insurance will mitigate this impact.
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
Environmental pollution and climate change have been the subject of significant legislative and regulatory efforts on a global basis, and we believe this will continue both in scope and in the number of countries participating. In addition, as climate change issues become more prevalent, foreign, federal, state and local governments and our customers have increased their focus on environmental sustainability, which has resulted in, and may result in new, regulations and customer requirements, which could materially adversely impact our business, results of operations and financial condition. If we are unable to effectively address concerns about environmental impact, our reputation could be negatively impacted, and our business, results of operations or financial condition could suffer. These regulations and requirements apply to our vendors and suppliers, as well. To the extent compliance with, or the effect of, these regulations and requirements on them result in their inability to deliver their products to us on time or at all, this could materially adversely impact our business, results of operations and financial condition. For example, the SEC recently adopted rules that will require companies to provide certain climate-related disclosures. While we are still assessing the scope and impact of this rule given how recently it was adopted, we anticipate that this rule, as well as other ESG and sustainability-related regulation and legislation, may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls and impose increased oversight obligations on our management and board of directors.
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
We experience pressure to make commitments or set goals or targets relating to ESG matters that affect companies in our industry, including the design and implementation of specific risk mitigation strategic initiatives relating to environmental sustainability. If we are not effective in addressing ESG matters affecting our industry, such as greenhouse gas emissions and climate-related risks, renewable energy, water stewardship, waste management, diversity, equality and inclusion, responsible sourcing and supply chain, human rights, and social responsibility, among other issues, or setting and meeting relevant sustainability commitments, goals, or targets, our reputation may suffer. As we continue to develop our voluntary ESG program and disclosures, there can be no assurance that regulators, customers, investors, and employees will determine that these programs and disclosures are sufficiently robust. In addition, there can be no assurance that we will be able to attain any announced goals related to our sustainability program, as statements regarding our sustainability goals reflect our current plans and aspirations and are not guarantees that we will be able to achieve them within the timelines we announce or at all. Changing stakeholder expectations, evolving voluntary and regulatory disclosure standards, and our efforts to manage and report on ESG issues present operational, regulatory, reputational, financial, legal, and other risks, any of which could have a material adverse impact on our business, including on our reputation and stock price.

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
We receive, store, handle, transmit, use, and otherwise process business information and information related to individuals, including from and about actual and prospective customers, employees, business contacts, service providers, and others. We also depend on a number of third-party vendors in relation to the operation of our business, a number of which process data on our behalf. Our current and potential future operations and sales subject us to laws and regulations addressing privacy and the collection, use, storage, disclosure, transfer, processing, and protection of a variety of types of data. For example, we are subject to General Data Protection Regulation (“GDPR”), the Swiss Federal Act on Data Protection (“FADP”), and the California Consumer Privacy Act (“CCPA”), each of which provide for potentially material penalties for non-compliance. These regimes, among other things, impose data security requirements, disclosure requirements, and restrictions on data collection, uses, and sharing that may impact our operations and the development of our business. The full impact of these privacy regimes, and other privacy, data protection, and information security laws we may be subject to, on our business is rapidly evolving across jurisdictions and remains uncertain at this time.
Since these data security regimes are evolving, uncertain, and complex, especially for a global business like ours, we may need to update or enhance our compliance measures as our products, markets and customer demands further develop, and these updates or enhancements may require implementation costs. In addition, we may not be able to monitor and react to all legal developments in a timely manner. Any compliance measures we do adopt may prove ineffective. Any failure, or perceived failure, by us to comply with current and future regulatory or customer-driven privacy, data protection, and information security requirements, or to prevent or mitigate security breaches, cyber-attacks, or improper access to, use of, or disclosure of data, or any security issues or cyber-attacks affecting us, could result in significant liability, costs (including the costs of mitigation and recovery), and a material loss of revenue resulting from the adverse impact on our reputation and brand, loss of proprietary information and data, disruption to our business and relationships, and diminished ability to retain or attract customers and business partners. Such events may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity, and could cause customers and business partners to lose trust in us, which could have a material adverse effect on our reputation, result of operations, financial condition, and business.
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
Any intellectual property and related contractual litigation, if it is initiated in the future by us or a third-party, would result in substantial costs and diversion of management resources, either of which could materially and adversely affect our business, operating results and financial condition. Such claims may also divert management resources and attention away from other business efforts and force us to acquire intellectual property rights and licenses, which may involve substantial royalty or other payments that may not be acceptable to us. Further, a party making such a claim against us, if successful, could secure a judgment that requires us to pay substantial damages or such a party could obtain an injunction. An adverse determination also could invalidate our intellectual property rights and adversely affect our ability to offer our products to our customers and may require that we procure or develop substitute products that do not infringe, which could require significant effort and expense. Even if we obtain favorable outcomes in any such litigation, we may not be able to obtain adequate remedies, or may have incurred costs that threaten our financial stability. Assertions of our attempts to enforce our rights against third parties could also lead these third parties to assert their own intellectual property or other rights against us or seek invalidation or a narrowed scope of our rights, in whole or in part. Any of these events could adversely affect our business, operating results, financial condition and prospects.
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
We currently have various agreements in effect pursuant to which we have agreed to defend, indemnify and hold harmless our customers, suppliers, and other partners from damages and costs which may arise from the infringement by our products of third-party patents or other intellectual property rights. The scope of these indemnity obligations vary, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. Our insurance does not typically cover intellectual property infringement claims. A claim that our products infringe a third-party’s intellectual property rights, even if untrue, could adversely affect our relationships with our customers and deter future customers from purchasing our products. Our defense of intellectual property rights claims brought against us, or our customers, suppliers or partners, with or without merit, could be time-consuming and expensive to litigate or settle.
Even if we are not a party to any litigation between a customer and a third-party relating to infringement of its products, an adverse outcome in any such litigation could make it more difficult for us to defend our products against intellectual property infringement claims in any subsequent litigation matter in which we are a named party. Any of these results could adversely affect our brand and operating results.
Any intellectual property and related contractual litigation, if it is initiated in the future by us or a third-party, would result in substantial costs and diversion of management resources, either of which could adversely affect our business, operating results and financial condition. Such claims may also divert management resources and attention away from other business efforts and force us to acquire intellectual property rights and licenses, which may involve substantial royalty or other payments that may not be acceptable to us. Further, a party making such a claim against us, if successful, could secure a judgment that requires us to pay substantial damages or such a party could obtain an injunction. An adverse determination also could invalidate our intellectual property rights and adversely affect our ability to offer our products to our customers and may require that we procure or develop substitute products that do not infringe, which could require significant effort and expense. Even if we obtain favorable outcomes in any such litigation, we may not be able to obtain adequate remedies, or may have incurred costs that threaten our financial stability. Assertions of our rights against third parties could also lead third parties to assert their own intellectual property or other rights against us or seek invalidation or a narrowed scope of our rights, in whole or in part. Any of these events could adversely affect our business, operating results, financial condition and prospects.
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
We have determined to classify the private placement warrants assumed from CLA as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. Due to the recurring fair value measurement, we recognize non-cash gains or losses on the private placement warrants each reporting period and the amount of such gains or losses has been material and could continue to be material in the future. Our accounting treatment of our warrants is based on its current interpretation of the SEC Statement and other guidance and may change in light of any further interpretive guidance, as may be applicable.
We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in material misstatements of our consolidated financial statements, cause us to fail to meet our periodic reporting obligations, or cause our access to the capital markets to be impaired.
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

We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training commensurate with our accounting and reporting requirements. This material weakness contributed to the following additional material weaknesses:
•We did not design and maintain effective controls over the period-end financial reporting process to achieve complete, accurate and timely financial accounting, reporting and disclosures, including segregation of duties and adequate controls related to journal entries and certain other business processes, and verifying transactions are properly classified in the financial statements. These material weaknesses resulted in adjustments to several account balances and disclosures in the consolidated financial statements for the years ended December 31, 2019 and 2018, and adjustments to the equity and warrant liabilities accounts and related disclosures in the condensed consolidated financial statements for the three months ended March 31, 2021.
Additionally, each of these material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
As it relates to the above material weaknesses that continued to exist as of December 31, 2023, our management is committed and continues to make progress to improve our internal control over financial reporting. We continued implementation of a plan to remediate the control deficiencies that led to the above material weaknesses. These remediation measures are ongoing and include the following:
•Continuing to recruit personnel with appropriate internal controls, accounting knowledge and experience commensurate with our accounting and reporting requirements, in addition to engaging and utilizing third-party consultants and specialists. Our management also reallocated roles and responsibilities within the accounting team based on skills and experience of various personnel.
•Continuing to operate entity level controls (ELCs) including Board and Audit Committee oversight, senior management review of financial and business performance and internal controls, and expansion of the internal audit team. We have designed and implemented these controls in the previous financial years.
•Continuing to provide internal control training for personnel responsible for implementing internal controls for the Company.
•Continuing to operate internal controls for financial close and reporting including review of accounting policies, journal entry review controls including segregation of duties, period end close procedures, financial statement preparation, review, and reporting, and controls within various business processes as they relate to financial reporting, including controls to ensure segregation of duties. This included controls around classification of balances in our financial statements and strengthening processes for management oversight over financial reporting and disclosure controls. We have designed and implemented these controls in the previous financial years.
These investments in resources have improved the stability of our accounting organization. While significant progress has been made in response to the material weakness, time is needed to demonstrate sustainability as it relates to our internal control over financial reporting and improvements made to our complement of resources, including demonstrating sustained operating effectiveness of our internal controls. We are committed to continuous improvement and will continue to diligently review our internal control over financial reporting. At this time, we cannot predict the success of these efforts or the outcome of our assessment of the remediation efforts. We can give no assurance that our efforts will remediate these material weaknesses in our internal control over financial reporting, or that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock. Additionally, ineffective internal control could expose us to an increased risk of financial reporting fraud and the misappropriation of assets and subject us to potential delisting from the stock exchange on which we list or to other regulatory investigations and civil or criminal sanctions.
As a public company, we are required pursuant to Section 404(a) of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each annual report on Form 10-K filed with the SEC. This assessment includes disclosure of any material weaknesses identified by our management in internal control over financial reporting. In the future, to the extent we are considered an accelerated filer or a large accelerated filer, our independent registered public accounting firm will also be required pursuant to Section 404(b)

of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting in each annual report on Form 10-K to be filed with the SEC. We are also required to disclose material changes made in our internal control over financial reporting on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the stock exchange on which our securities are listed or other regulatory authorities, which would require additional financial and management resources.
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
General Risk Factors
Our business, results of operations and financial condition have been and could continue to be adversely affected by the COVID-19. Other pandemics or public health crises may have similar impacts in the future.
COVID-19 continues to evolve, with pockets of resurgence and the emergence of variant strains contributing to continued uncertainty about its scope, duration, severity, trajectory, and lasting impact. The effects of the COVID-19 pandemic on our business and our financial condition previously included and may in the future include, among others: the reduced pace of manufacturing ramp up due to employees’ inability to travel to our manufacturing facility in Thailand; disruptions to the operations of certain of our suppliers; supply chain disruptions; and increased compensation related costs resulting from overtime pay and additional personnel in San Francisco to create separate manufacturing teams that rotate every other week in our facility to avoid any possible transmission of COVID-19 between teams. COVID-19 or other pandemics or public health crises and the associated business interruptions may affect our sales, supply chain or the manufacture and/or distribution of products, which could result in a material adverse effect on our financial condition. The COVID-19 pandemic may also intensify or exacerbate other risks described in this section. Other pandemics or public health crises may have similar impacts in the future.
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
We and our third-party providers are subject to cybersecurity risks to our IT Systems and Confidential Information, and any material failure, weakness, interruption, cyber event, incident, or breach of security could materially adversely affect our business, results of operations, and financial condition.
We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems, but also rely on third parties for a range of IT Systems and related products and services. We and certain of our third-party providers collect, maintain and process data about customers, employees, business partners and others, including information about individuals — as well as proprietary information belonging to our business such as trade secrets (collectively, “Confidential Information”).
We and our third-party vendors and suppliers face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our IT Systems and Confidential Information, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers, and hacktivists, as well as through diverse attack vectors including acts of vandalism, malware (including ransomware), social engineering, denial or degradation of service attacks, computer viruses, software bugs or vulnerabilities, supply chain attacks, phishing attacks, ransomware attacks, misplaced or lost data, human errors, malicious insiders or other similar events. Moreover, any integration of artificial intelligence in our or any third-party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges.
We and certain of our third-party providers regularly experience actual and attempted cyberattacks and other incidents. Although none of these actual or attempted cyber-attacks has had a material adverse impact on our operations or financial condition to date, we cannot guarantee that any such incidents will not have such an impact in the future. For example, we are at risk for interruptions, outages and breaches of: IT Systems, including in relation to business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; facility security systems, owned by us or our third-party vendors or suppliers; in-product technology owned by us or our third-party vendors or suppliers; the integrated software in our lidar solutions; or Confidential Information that we process or our third-party vendors or suppliers process on our behalf. Such cyber incidents could materially disrupt IT Systems; result in loss of Confidential Information including intellectual property, trade secrets or other proprietary or competitively sensitive information, certain information of customers, employees, suppliers, drivers or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in our lidar solutions.
Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools—including artificial intelligence—that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems, Confidential Information or business. We also cannot guarantee that our cybersecurity risk management program and processes, including our policies, controls, or procedures will be fully implemented, complied with, or adequate to detect, prevent or mitigate cyber incidents. Further, the implementation, maintenance, segregation and improvement of these programs and processes require significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving, expanding and updating current programs and processes, including the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or produce, sell, deliver and service our solutions, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We cannot be sure that the programs and processes upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these programs and processes as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our Confidential Information, including proprietary information or intellectual property, could be compromised or misappropriated and our reputation may be adversely affected. If these programs and processes do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.
A significant cyber incident could impact production capability, harm our reputation, cause us to breach our contracts with other parties or subject us to regulatory actions or litigation (including class actions), and require significant incident response, system restoration, or remediation and future compliance costs, any of which could materially affect our business, prospects, financial condition and operating results.
In addition, our insurance coverage for cyber-attacks may not be sufficient to cover all the losses we may experience as a result of a cyber incident, and we cannot guarantee that applicable insurance will be available to us or in the future on economically reasonable terms at all.

Risks Related to Ownership of Our Common Stock and Our Warrants
Amazon owns a warrant to purchase a significant portion of our outstanding common stock, and it may in the future be able to influence the Company’s corporate decisions.
Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon.com, Inc. (“Amazon”), holds a warrant (“Amazon Warrant”) to acquire, following customary antidilution adjustments, up to an aggregate of 3,264,516 (1,933,613 of which are currently vested) shares of our common stock at an exercise price of $50.70 per share, representing 8.0% of our outstanding common stock as of March 21, 2024. We assumed the Amazon Warrant as part of the Velodyne Merger. The exercise price and the warrant shares issuable upon exercise of the Amazon Warrant are subject to further antidilution adjustments, including in the event we make certain sales of common stock (or securities exercisable or convertible into or exchangeable for shares of our common stock) at a price less than the exercise price of the Amazon Warrant. If Amazon were to exercise the Amazon Warrant to purchase significant amounts of our common stock, it may be able to exert significant control over us. It also may have interests that differ from other stockholders and may vote or otherwise act in ways with which we or other stockholders disagree or that may be adverse to the interests of our stockholders.
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
The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Additionally, securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources from other business concerns, which could seriously harm our business. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. For example, on December 1, 2022, December 20, 2022, December 29, 2022, and January 9, 2023, purported stockholders of Velodyne filed the following lawsuits against Velodyne and certain of its directors and officers in the Southern District of New York for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9: O’Dell v. Velodyne, et. al., Carlisle v. Velodyne, et. al., Wheeler v. Velodyne et. al., and Cristino v. Velodyne, et. al. The complaints allege that Velodyne’s disclosures in connection with the merger with Ouster were materially incomplete and misleading. The plaintiff in O’Dell v. Velodyne et. al. voluntarily dismissed his complaint on January 17, 2023 and the plaintiff in Carlisle v. Velodyne, et. al. voluntarily dismissed his complaint on February 21, 2023. Velodyne also received eleven demand letters from stockholders making similar allegations regarding Velodyne’s disclosures relating to the Velodyne Merger. The parties settled for immaterial mootness fees in September 2023.
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
Our publicly traded warrants were issued in registered forms under warrant agreements between Continental Stock Transfer & Trust Company, as warrant agent, and us (or formerly, Velodyne). The warrant agreements provide that the terms of each class of warrants may be amended without the consent of any holder for certain limited administrative provisions, and that the approval by the holders of at least 50% of the then-outstanding public warrants in such class is required to make any change that adversely affects the interests of the registered holders of publicly traded warrants. Accordingly, we may amend the terms of either class of public warrants in a manner adverse to a holder of such class of public warrants if holders of at least 50% of the then outstanding public warrants in such class approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding class of public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of shares of common stock purchasable upon exercise of a warrant.
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
We have the ability to redeem the outstanding publicly traded warrants at any time prior to their expiration. For the class of publicly traded warrants traded under the symbol “OUST.WS”, we may redeem such warrants at a price of $0.10 per warrant, provided that the closing price of our common stock equals or exceeds $180.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrant holders and provided certain other conditions are met. For the class of publicly traded warrants traded under the symbol “OUST.WSA”, we may redeem such warrants at a price of $0.10 per warrant, provided that the closing price of our common stock equals or exceeds $219.41 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrant holders and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants initially issued by CLA will be redeemable by us so long as they are held by Colonnade Sponsor LLC or its permitted transferees.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Our cybersecurity program seeks to ensure the confidentiality, integrity, and availability of the Company’s information assets, including its critical systems. The Company’s cybersecurity program is based on an ISO 27001 compliant Information Security Management System (ISMS). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use ISO 27001 as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. Our cybersecurity program is integrated into our overall risk management program, and is used to assess cybersecurity risks as part of the Company’s enterprise risk assessment.
Our cybersecurity program focuses on (i) raising security awareness of our employees and product development teams, and (ii) implementing and maintaining security operations that are designed to protect identities, networks, systems and data and provide for detection, response and recovery, including a cyber incident response plan. Our cyber incident response plan outlines a process for detecting and responding to cybersecurity incidents.
We engage external parties to enhance our cybersecurity program and to operate a variety of operational functions. In accordance with the third-party’s criticality to our operations and respective risk profile, we assess and engage consultants, advisors and vendors who are recognized for their cybersecurity expertise or products to supplement, augment and/or test specific elements of our security program, such as identity management, email security, network security, system/endpoint protection and managed detection and response. We also engage third-party specialists to conduct security assessments and independent audits of the security of the Company’s systems and networks. The results of these assessments are used to help us improve our cybersecurity program.
In February 2023, the Company adopted a third-party management policy to formalize the baseline of security controls that it expects its partners and other third-party companies to meet, in accordance with their criticality to our operations and respective risk profile, when directly interacting with the Company’s data. To mitigate risks that may arise from the

Company’s interactions with service providers, suppliers, and vendors, we strive to ensure that our systems/services are integrated with trustworthy vendors.
Although to date we have not experienced a material cybersecurity incident resulting in an interruption of our operations, the scope or impact of any future incident cannot be predicted with complete certainty. For additional information on our cybersecurity risks, see “We are subject to cybersecurity risks to operational systems, security systems, infrastructure, firmware in our lidar and customer data processed by us or third-party vendors or suppliers and any material failure, weakness, interruption, cyber event, incident or breach of security could harm our reputation and adversely affect our ability to conduct our business and we may incur significant liabilities.” in Part 1, Item 1A for more information.
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of the Company’s cybersecurity program and other information technology risks. The Audit Committee receives regular cybersecurity updates and reports from members of the Company’s executive team and the Director of Information, Cyber-Security and Compliance. The Company’s executive team monitors the activities of the breach response team (“BRT”) and where appropriate participates in and supports the BRT in the evaluation and remediation of actual or perceived cyber incidents in accordance with the Company’s incident response plan.
Item 2. Properties
Our corporate headquarters are located in San Francisco, California where we lease properties as follows: (i) 26,125 square feet of office space pursuant to a lease that is scheduled to expire in August 2027, (ii) 20,032 square feet of office space in a building adjacent to our corporate headquarters, which term is scheduled to expire in August 2027 and approximately 204,000 square feet of office and manufacturing space in San Jose, California. Other functions of the Company are also performed in San Francisco, California, such as engineering, manufacturing, research and development and administrative functions.
We also lease other small facilities that we use as offices for our sales and office personnel. These facilities are not material to our business or operations.
Item 3. Legal Proceedings
We are, from time to time, party to various claims and legal proceedings arising in the ordinary course of our business. See Note 9. Commitments and Contingencies included in the notes to our audited financial statements included elsewhere in the Annual Report on Form 10-K for a discussion of our material legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock and warrants expiring in 2026 are listed for trading on the NYSE under the symbols “OUST” and “OUST-WS”, respectively, and our warrants expiring in 2025 are listed for trading on the NYSE American under the symbol “OUST WSA”.
Holders
As of March 21, 2024, there were 218 registered holders of record of our common stock. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.
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
On April 20, 2023, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to our Certificate of Incorporation to effect a one-for-10 reverse stock split of our common stock and a corresponding reduction in our authorized shares of common stock (the “Reverse Stock Split”). The historical share and per share information included herein have been adjusted to reflect the Reverse Stock Split.
Overview
We founded Ouster in 2015 with the invention of our high-performance digital lidar. To continue to grow our business in the coming years, we have expanded and plan to continue to maintain and opportunistically expand our sales and marketing efforts and our software development capabilities, and to accelerate sensor development efforts. We are headquartered in San Francisco, CA.
We are a leading global provider of high-resolution digital lidar sensors that offer advanced 3D vision to machinery, vehicles, robots, and fixed infrastructure assets, which allows each to understand and visualize the surrounding world and enable safe operation and autonomy. We design and manufacture digital lidar sensors that we believe are one of the highest-performing, lowest-cost lidar solutions available today across each of our four target markets: industrial automation; smart infrastructure; robotics; and automotive.

We also provide perception software platforms for smart infrastructure deployments. Our software enables real-time people and object detection, classification, and tracking for actionable, intuitive, and customizable insights while preserving personally identifiable information. Our digital lidar sensors leverage a simplified architecture based on two semiconductor chips and are backed by a suite of patent-protected technology.
We have invested heavily in patents since our inception, pursuing comprehensive coverage of invention families and use cases, with broad international coverage. We believe that our extensive patent coverage creates material barriers to entry for anyone aiming to compete in the digital lidar space.
Our product offering currently includes four models of sensors in our OS product line: the hemispheric field of view OSDome, the ultra-wide field of view OS0, the mid-range OS1, and the long-range OS2. Within our OS sensor models, we offer numerous customization options, all enabled by embedded software. For each of our three models in the OS product line, we offer resolution options of 128 lines vertically (“channels”), 64 channels, or 32 channels, as well as many beam spacing options. On October 19, 2022, we announced the launch of our newest OS series scanning sensors, REV7, powered by our next-generation L3 chip. REV7 features the all-new OSDome sensor, as well as upgraded OS0, OS1, and OS2 sensors that deliver double the range, enhanced object detection, increased precision and accuracy, and greater reliability. The new REV7 sensors offer performance upgrades that we believe will enhance Ouster’s market opportunity, driven by new opportunities for longer-range and mapping applications. We are currently developing our solid-state DF product line, which is a suite of short, mid, and long-range solid-state digital lidar sensors that provide uniform precision imaging without motion blur across an entire field of view.
We believe the simplicity of our digital lidar design gives us a meaningful advantage in costs related to manufacturing, supply chain and production yields. Within our OS sensor models, we offer numerous customization options, all enabled by embedded software which minimizes changes to manufacturing or inventory. Our main manufacturing partners are Benchmark and Fabrinet. Benchmark and Fabrinet manufacture the majority of our products at their facilities in Thailand, which we expect will continue to reduce our product costs and allow us to continue to rapidly scale production to meet our anticipated product demand. Based on cost quotes for our products in mass production, we anticipate our manufacturing costs per unit will decrease further with higher volumes.
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
Our product offerings acquired through the Velodyne Merger includes three models of sensors. The Alpha Prime (VLS-128) is a lidar sensor designed for autonomous driving and advanced vehicle safety, offering a 300-meter range with 128 lasers and real-time 3D data at 0.1-degree vertical and horizontal resolution. Recognized at the Pace Automotive Award in 2019, it provides a superior combination of range, resolution, and precision for Level 4 and Level 5 autonomous vehicles in both highway and low-speed urban environments. On the other hand, the Puck (VLP-16) is designed for mass production and affordability, featuring 16 lasers, a 100-meter range, and a multi-laser design with lower power consumption, lighter weight, and a compact footprint, making it suitable for low-speed autonomy and driver assistance. The Puck Hi-Res (VLP-16 Hi-Res) is an enhanced version of the original Puck, designed for applications requiring high image resolution, maintaining a 100-meter range and introducing a tighter laser distribution for more details in the 3D image at longer ranges, enabling better object identification.

Amazon Warrant
Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon.com, Inc. (“Amazon”), holds a warrant (“Amazon Warrant”) to acquire shares of our common stock. We assumed the Amazon Warrant as part of the Velodyne Merger. As a result of the issuance and sale by us of an additional 2,878,875 shares of common stock in the year ended December 31, 2023 pursuant to the At-Market-Issuance Sales Agreement at prices below the exercise price of the Amazon Warrant, an antidilution adjustment to the terms of the Amazon Warrant occurred, resulting in the increase in the number of shares issuable under the Amazon Warrant by 618 shares of common stock and a reduction to the original strike price of the Amazon Warrant to $50.70 per share. As of December 31, 2023, there were 3,264,516 shares of common stock issuable under the Amazon Warrant. The exercise price and the warrant shares issuable upon exercise of the Amazon Warrant are subject to further antidilution adjustments, including in the event we make certain sales of common stock (or securities exercisable or convertible into or exchangeable for shares of our common stock) at a price less than the exercise price of the Amazon Warrant. The Amazon Warrant is subject to vesting; 50% of the unvested Amazon Warrant as of the date of the Velodyne Merger vested as a result of the Velodyne Merger and the remainder will vest over time based on payments by Amazon or its affiliates to us in connection with Amazon’s purchase of goods and services from us.
Factors Affecting Our Performance
Commercialization of Lidar Applications. We believe that lidar and system solutions, including our subscription-based software, are approaching an inflection point of adoption across our target end market applications, and that we are well-positioned to capitalize on this market adoption. However, as our customers continue research and development projects that rely on lidar technology, it is difficult to estimate the timing of ultimate end market and customer adoption. As a result, we expect that our results of operations, including revenue and gross margins, will continue to fluctuate on a quarterly and annual basis for the foreseeable future. As the market for lidar solutions matures and more customers reach a commercialization phase with solutions that rely on our technology, the fluctuations in our operating results may become less pronounced. In May 2023, the Company announced that it had been awarded a serial production agreement with Motional, a global leader in driverless technology, to be Motional’s exclusive supplier of long-range lidar using the VLS-128 lidar sensor through 2026, and we intend to seek to establish similar relationships with other customers. In 2024, our strategic business objectives include expanding software solutions. Accordingly, we expect to make progress towards growing our revenue and expanding gross margins. Nonetheless, our revenue and gross margins may not increase as we expect unless and until more customers commercialize their products and lidar technology becomes more prevalent across our target end markets.
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
Customers’ Sales Volumes. Our customer base is diversified and we aim to continue to penetrate into diverse end markets to increase our sales volumes. Ultimately widespread adoption of our customers’ products that incorporate our lidar solutions will depend on many factors, including the size of our customers’ end markets, end market penetration of our customer’s products that incorporate our digital lidar solutions, our end customers’ ability to sell their products, and the financial stability and reputation of the customers. In 2024, our strategic business objectives include growing our installed base of customers. We believe our sales volume by customer depends on the end market demand for our customers’ products that incorporate our digital lidar solutions as well as our ability to grow our sales force.
Average Selling Prices (“ASPs”), Product Costs and Margins. Our product costs and gross margins depend largely on the volumes of sensors shipped, the mix of existing and new products sold and the number and variety of solutions we provide to our customers. We anticipate that our selling prices will vary by target end market and application due to market-specific supply and demand dynamics. We expect to continue to experience some downward pressure on margins from signing anticipated large multi-year agreements in the near term with multi-year negotiated pricing. We expect that these customer-specific selling price fluctuations combined with our volume-driven product costs may drive fluctuations in revenue and gross margins on a quarterly basis. However, notwithstanding any short-term price surcharges on our products, we expect that over time our volume-driven product costs will decrease.

Competition. Lidar is an emerging market, and there are many competitors for the growing market. This has created downward pressure on our ASPs. We expect this pressure to continue to push our ASPs lower in the coming years. However, we believe that because of our complementary metal-oxide-semiconductor, digital lidar technology, we are well-positioned to scale more rapidly than our competitors and leverage our scale to deliver positive gross margins.
Continued Investment and Innovation. We believe that we are a leading lidar provider. Our financial performance is significantly dependent on our ability to maintain this leading position which is further dependent on the investments we make in research and development. We believe it is essential that we continue to identify and respond to rapidly evolving customer requirements, including successfully progressing our digital lidar roadmap and developing technologies that will enhance the operating performance of our products. For example, our next generation L4 custom silicon chip is taped out and we believe it will bring significant improvements in range, field of view, and manufacturability, along with safety certifications to the OS sensor family, and we currently plan to integrate the Chronos chip into its solid-state digital flash sensors in 2024. If we fail to continue our innovation, our market position and revenue may be adversely affected, and our investments in that area will not be recovered.
Market Trends and Uncertainties. We anticipate increasing demand for our digital lidar solution. We estimate a multibillion dollar total addressable market (“TAM”) for our solutions in the future. We define our TAM as automation applications in the industrial, smart infrastructure, robotics and automotive end markets where we actively engage and maintain customer relationships. Each of our target markets is potentially a significant global opportunity, and these markets have historically been underserved by limited or inferior technology or not served at all. We believe we are well positioned in our market as a leading provider of high-resolution lidar sensors.
Although increasing adoption of semi-autonomous solutions that rely on lidar technology may generate higher demand, we may not be able to take advantage of demand if we are unable to anticipate regulatory changes and adapt quickly enough to meet such new regulatory standards or requirements applicable to us or to our customers’ products in which our lidar sensors are used. Market acceptance of semi-autonomous solutions and active safety technology depend upon many factors, including cost, performance, safety performance, regulatory requirements and international taxes or tariffs related to such technologies. These factors may impact the ultimate market acceptance of our lidar technology.
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

Cost of Revenue
Cost of revenue consists of the manufacturing cost of our lidar sensors, which primarily consists of sensor components, personnel-related expenses, including salaries, benefits, and stock-based compensation directly associated with our manufacturing organization, and amounts paid to our third-party contract manufacturer and vendors. Our cost of revenue also includes depreciation of manufacturing equipment, amortization of intangible assets, an allocated portion of overhead, facility and IT costs, warranty expenses, excess and obsolete inventory and shipping costs.
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
Operating Expenses
Research and Development Expenses
Research and development (“R&D”) activities are primarily conducted at our San Francisco based headquarters and our additional R&D facilities in Scotland and Canada and consist of the following activities:
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
Goodwill Impairment Charges
In the year ended December 31, 2023, we recorded goodwill impairment charges of $166.7 million. These charges were primarily driven by the decrease in the Company’s market capitalization during the period. Our goodwill impairment analysis includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. There were no goodwill impairment charges during the year ended December 31, 2022. As of December 31, 2023, our remaining goodwill balance was nil.
Interest Income, Interest Expense, and Other Income (Expense), Net
Interest income consists primarily of income earned on our cash and cash equivalents and short-term investments. These amounts will vary based on our respective balances and market rates. Interest expense consists primarily of interest on our debt, amortization of debt issuance costs and discounts, fees paid on refinancing and loss on debt extinguishment from our former credit line with Hercules. Other income (expense), net consists primarily of realized and unrealized gains and losses on foreign currency transactions and balances, realized gains and losses related to sales of our available-for-sale investments, the change in fair value of the private placement warrant liability.
Income Taxes
Our income tax provision consists of federal, state and foreign current and deferred income taxes. Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in the quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on deferred tax assets as it is more likely than not that some, or all, of our deferred tax assets will not be realized. We continue to maintain a full valuation allowance against our U.S. Federal and state deferred tax assets, excluding specific balances due to the Velodyne Merger. Income tax provision for the years ended December 31, 2023 and 2022, respectively, was not material to the Company’s consolidated financial statements.

Results of Operations:
The following table summarizes key components of our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(dollars in thousands)
Revenue	$83,279	$41,029
Cost of revenue(1)	74,965	30,099
Gross profit	8,314	10,930
Operating expenses(1):
Research and development	91,210	64,317
Sales and marketing	41,639	30,833
General and administrative	81,982	61,203
Goodwill impairment charges	166,675	—
Total operating expenses	381,506	156,353
Loss from operations	(373,192)	(145,423)
Other (expense) income:
Interest income	9,038	2,208
Interest expense	(9,303)	(2,694)
Other income (expense), net	(130)	7,654
Total other income (expense), net	(395)	7,168
Loss before income taxes	(373,587)	(138,255)
Provision for income tax expense	523	305
Net loss	$(374,110)	$(138,560)
The following table sets forth the components of our consolidated statements of operations and comprehensive loss data as a percentage of revenue for the periods presented:

	Year Ended December 31,
	2023	2022
	(% of total revenue)
Revenue	100%	100%
Cost of revenue(1)	90	73
Gross profit	10	27
Operating expenses(1):
Research and development	110	157
Sales and marketing	50	75
General and administrative	98	149
Goodwill impairment charges	200	—
Total operating expenses	458	381
Loss from operations	(448)	(354)
Other (expense) income:
Interest income	11	5
Interest expense	(11)	(7)
Other income (expense), net	—	19
Total other income (expense), net	—	17
Loss before income taxes	(448)	(337)
Provision for income tax expense	1	1
Net loss	(449)%	(338)%

(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2023	2022
	(dollars in thousands)
Cost of revenue	$2,854	$783
Research and development	24,551	14,611
Sales and marketing	9,966	7,065
General and administrative	20,354	10,862
Total stock-based compensation	$57,725	$33,321
Comparison of the years ended December 31, 2023 and 2022
Revenue

	Year Ended December 31,		2023 - 2022 Change
	2023	2022	$	%
	(dollars in thousands)
Revenue by geographic location:
Americas	$45,744	$15,977	$29,767	186%
Asia-Pacific	12,929	9,510	3,419	36
Europe, Middle East and Africa	24,606	15,542	9,064	58
Total	$83,279	$41,029	$42,250	103%
Revenue
Revenue increased by $42.3 million, or 103%, to $83.3 million for the year ended December 31, 2023 from $41.0 million for the prior year. The increase in revenue was driven by higher volume that was primarily due to the Velodyne Merger, which contributed $29.0 million of revenue in 2023. In addition, the Company realized higher revenues relating to sales of our OS sensors.
Geographic Locations
Revenue increased across the geographic regions of the Americas, Asia-Pacific, and Europe, Middle East and Africa as compared to the comparable period in the prior year. The revenue increases in those geographic regions were primarily attributable to the Velodyne Merger, our focus and investment in our global sales team and increased demand for our OS sensors during the year ended December 31, 2023.

Cost of Revenue and Gross Margin

	Year Ended December 31,		2023 - 2022 Change
	2023	2022	$	%
	(dollars in thousands)
Cost of revenue	$74,965	$30,099	$44,866	149%
Cost of revenue and Gross Margin
Cost of revenue increased by $44.9 million, or 149%, to $75.0 million for the year ended December 31, 2023 from $30.1 million for the prior year. The increase in cost of revenue was primarily attributable to the Velodyne Merger. In addition, the Company recognized $10.0 million in inventory write downs primarily related to canceling certain Velodyne products and transitioning to the REV7 sensors. In addition, we had higher costs due to higher OS product revenues in the year ended December 31, 2023.
Gross margin fell to 10% for the year ended December 31, 2023 from 27% in the prior year primarily as a result of the factors described above related to the Velodyne Merger.
Operating Expenses

	Year Ended December 31,		2023 - 2022 Change
	2023	2022	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$91,210	$64,317	$26,893	42%
Sales and marketing	41,639	30,833	10,806	35
General and administrative	81,982	61,203	20,779	34
Goodwill impairment charges	$166,675	$—	$166,675	100%
Total operating expenses:	$381,506	$156,353	$225,153	144%
Research and Development
Research and development expenses increased by $26.9 million, or 42%, to $91.2 million for the year ended December 31, 2023 from $64.3 million in the prior year. The increase was primarily attributable to the Velodyne Merger, which increased headcount-related expenses including stock based compensation by $19.0 million in 2023.
Sales and Marketing
Sales and marketing expenses increased by $10.8 million, or 35%, to $41.6 million for the year ended December 31, 2023 from $30.8 million in the prior year. The increase was primarily attributable to the Velodyne Merger, which increased headcount-related expenses including stock based compensation by $8.1 million in 2023.
General and Administrative
General and administrative expenses increased by $20.8 million, or 34%, to $82.0 million for the year ended December 31, 2023 from $61.2 million in the prior year. The increase was primarily attributable to the Velodyne Merger, which increased headcount-related expenses including stock based compensation and litigation related costs by $29.6 million.
Goodwill Impairment Charges
Goodwill impairment charges were $166.7 million for the year ended December 31, 2023 and related to the reasons described above under “Goodwill impairment charges.” There were no goodwill impairment charges during the year ended December 31, 2022.

Interest Income, Interest Expense and Other Income (Expense), Net

	Year Ended December 31,		2023 - 2022 Change
	2023	2022	$	%
	(dollars in thousands)
Interest income	$9,038	$2,208	$6,830	309%
Interest expense	(9,303)	(2,694)	(6,609)	245
Other income (expense), net	(130)	7,654	(7,784)	(102)
Interest income was $9.0 million for the year ended December 31, 2023 compared to $2.2 million for the prior year. The increase in interest income was primarily attributable to a higher average cash and cash equivalent balance driven by additions from the Velodyne Merger transaction and higher interest rates earned on held balances.
Interest expense was $9.3 million for the year ended December 31, 2023 compared to $2.7 million for the prior year. We utilized proceeds from a revolving credit line with UBS to prepay and terminate our existing term loan with Hercules. We recognized a loss of extinguishment of debt of $3.6 million and recorded it is interest expense, along with amortization of debt issuance costs and discount in the year ended December 31, 2023. Interest expense recorded in the year ended December 31, 2022 primarily consisted of interest and amortization of debt issuance cost and discount on the Loan and Security Agreement with Hercules Capital, Inc. and interest expense on the Revolving Credit Line Agreement with UBS Bank USA and UBS Financial Services Inc.
Other income (expense), net was $(0.1) million for the year ended December 31, 2023 compared to $7.7 million for the prior year. Other income (expense) included the fair value change of private placement warrant liability and was not material during the year ended December 31, 2023. During the year ended December 31, 2022, we recorded a gain of $7.4 million for the fair value change of private placement warrant liability.
Income Taxes

	Year Ended December 31,		2023 - 2022 Change
	2023	2022	$	%
	(dollars in thousands)
Loss before income taxes	$(373,587)	$(138,255)	$(235,332)	170%
Provision for income tax expense	523	305	218	71
Effective tax rate	(0.14)%	(0.22)%
Our effective tax rate was (0.14)% for the year ended December 31, 2023 compared to our effective tax rate of (0.22)% for the prior year. Our tax expense changed by $0.2 million during the year ended December 31, 2023, compared to the prior year, primarily due to withholding taxes in the United States and income tax expense from profitable foreign jurisdictions.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and short-term investments, cash generated from product revenues, sales of common stock under our at-the market equity offering program and proceeds from debt financing.
Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, public company costs and general corporate needs. We expect these needs to continue as we develop and grow our business.
As of December 31, 2023 we had an accumulated deficit of $816.0 million and cash, cash equivalents, restricted cash and short-term investments of approximately $191.8 million. Management believes that our existing sources of liquidity will be adequate to fund our operations for at least twelve months from the date of this Annual Report on Form 10-K. However, we may need to raise additional capital in the future to support our operations.
We manage our cash and cash equivalents with financial institutions that we believe have high credit quality and, at times, such amounts exceed federally insured limits. The failure of any bank with which we maintain a commercial relationship could cause us to lose our deposits in excess of the federally insured or protected amounts. We have experienced recurring losses from operations, and negative cash flows from operations, and we expect to continue operating at a loss and to have negative cash flows from operations for the foreseeable future. Because we are in the growth stage of our business and operate in an emerging field of technology, we expect to continue to invest in research and development and expand our sales and marketing teams worldwide. We may require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings or enter into credit facilities for other reasons. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, current macroeconomic conditions, including elevated inflation rates and high interest rates, have resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.
ATM Agreement
On April 29, 2022, we entered into an open market sale agreement with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. (the “ATM Agreement”), pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $150.0 million under an “at the market” offering program. Subject to the terms and conditions of the agreement, we may sell the shares in amounts and at times to be determined by us but we are under no obligation to sell any of the shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common stock, capital needs and determinations by us of the appropriate sources of funding. During the year ended December 31, 2022, we sold 783,371 shares of common stock for net proceeds of $15.8 million under the ATM Agreement, and during the year ended December 31, 2023, we sold 2,878,875 shares of common stock for net proceeds of $32.2 million. We currently intend to use the net proceeds from the sale of shares pursuant to the ATM Agreement for working capital and general corporate purposes.
Debt Arrangements
On April 29, 2022, we entered into the Loan Agreement with Hercules, which provided us with a term loan facility of up to $50.0 million, subject to terms and conditions (the “Term Loan Facility”). As of December 31, 2022, $40.0 million had been drawn under the Term Loan Facility, and could be used for general working capital purposes subject to certain terms and conditions. On October 25, 2023, the Company entered into the Credit Line Account Application and Agreement for Organizations and Businesses (the “Credit Agreement”) and the Addendum to Credit Line Account Application and Agreement (the “Addendum”; and the Credit Agreement as amended, modified, and/or supplemented by the Addendum, the “UBS Agreement”) by and among the Company, UBS Bank USA (the “Bank”), and UBS Financial Services Inc. The facility under the UBS Agreement matures and terminates on August 2, 2025 (the “Maturity Date”).
The UBS Agreement provides us with a revolving credit line of up to $45.0 million, subject to certain terms and conditions. We initially borrowed $44.0 million, and all of the proceeds were used to prepay and terminate our Term Loan Facility with Hercules on October 25, 2023. We recognized a loss on extinguishment of debt of $3.6 million and recorded it as interest expense in its consolidated statements of operations and comprehensive loss.
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
Loans under the UBS Agreement bear interest at a rate equal to (x) for variable rate loans, the sum of (i) the applicable SOFR average plus 0.110%, plus (ii) 1.20%, and (y) for fixed rate loans, the sum of either (1) CME Term Rate or (2) the U.S. Treasury Rate, as applicable and as defined in the UBS Agreement, as determined based on the duration of the advance, plus the applicable liquidity premium with a range of 0.15% to 0.50%, as set forth in the UBS Agreement. Interest payments are due (x) for variable rate loans, on the last day of each calendar month, and on each date that any portion of the principal amount is due, including on the Maturity Date, and (y) for fixed rate loans, on the last day of the applicable interest period, and on each date that any portion of the principal amount is due, including on the Maturity Date. We may repay any variable rate loans at any time in whole or in part, without penalty. We may repay any fixed rate loans in whole, but not in part, subject to certain breakage costs.
We have agreed to pay an unused line fee in an amount equal to (i) the commitment amount of $45.0 million less the average daily balance of the sum of the principal amount of the obligations outstanding during the preceding calendar quarter, multiplied by (ii) 0.50% per annum, and such unused line fee is payable quarterly in arrears on the last day of each calendar quarter.

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
For additional information regarding the terms of the UBS Agreement, see Note 6. Debt to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the consolidated balance sheet as of December 31, 2023, while others are considered future commitments. Our contractual obligations primarily consist of non-cancelable purchase commitments with various parties to purchase goods or services, primarily inventory, entered into in the normal course of business and operating leases. For information regarding our other contractual obligations, refer to Note 8. Leases and Note 9. Commitments and Contingencies.
Cash Flow Summary

	For the Years ended December 31,
	2023	2022
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$(137,890)	$(110,690)
Investing activities	50,601	(5,147)
Financing activities	15,657	55,602
Operating Activities
During the year ended December 31, 2023, operating activities used $137.9 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $374.1 million, impacted by our non-cash charges of $257.7 million primarily consisting of inventory write-down of $10.0 million, interest expense and loss on extinguishment of debt of $4.0 million, goodwill impairment charges of $166.7 million, depreciation and amortization of $17.1 million, stock-based compensation of $57.7 million, loss on write-off of construction in-progress and right-of-use asset impairment of $1.7 million, and amortization of right-of-use asset of $4.5 million. The cash used in changes in our operating assets and liabilities of $21.5 million was primarily due to an increase in inventories of $4.0 million, a decrease in accounts payable of $8.5 million, an increase in accrued and other liabilities of $8.1 million.
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
Investing Activities
During the year ended December 31, 2023, cash used in investing activities was $50.6 million, which was attributed primarily to the Velodyne Merger and proceeds and purchases of short-term investments.
During the year ended December 31, 2022, cash used in investing activities was $5.1 million, which was primarily related to purchases of property, plant and equipment of $5.4 million, partially offset by sales of property and equipment of $0.3 million.

Financing Activities
During the year ended December 31, 2023, cash provided by financing activities was $15.7 million, consisting primarily of $14.6 million of proceeds from the issuance of common stock under the ATM Agreement and proceeds from employee stock purchase program of $1.2 million.
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
In connection with the Company’s goodwill impairment assessments for the year ended December 31, 2023, the Company impaired all of its goodwill.

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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates, foreign currency exchange rates and to a lesser extent, inflation risk. The following analysis provides quantitative and qualitative information regarding these risks.
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
Interest Rate Risk
As of December 31, 2023, we had cash, cash equivalents, restricted cash and short-term investments of approximately $191.8 million, of which $7.4 million consisted of institutional money market funds, $83.6 million consisted of commercial paper, and $58.5 million consisted of corporate debt and U.S. government agency securities, all of which carries a degree of interest rate risk. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. These investments are subject to interest rate risk, as sharp increases in market interest rates could have an adverse impact on their fair value. Although the fair values of these instruments can fluctuate, we believe that the short-term, highly liquid nature of these investments, and our ability to hold these instruments to maturity, reduces our risk for potential material losses. A hypothetical 100 basis point change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.
In addition, our operating results are subject to risk from interest rate fluctuations on borrowings under our debt financing arrangements, which carry variable interest rates. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Because our borrowings under our financing arrangements bear interest at variable rates, we are exposed to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of December 31, 2023, we had $44.0 million of variable rate debt outstanding under our UBS Agreement. Based upon a sensitivity analysis of our debt levels on December 31, 2023, an increase or decrease of 1% point in the effective interest rate under our UBS Agreement would cause an increase or decrease in interest expense of approximately $0.4 million over the next 12 months.
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
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OUSTER, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Ouster, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ouster Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of stockholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
Merger with Velodyne Lidar, Inc. – Valuation of Hardware Developed Technology and Customer Relationships
As described in Notes 1, 2 and 3 to the consolidated financial statements, on February 10, 2023, the Company completed its merger with Velodyne Lidar, Inc. for an acquisition price of $306.6 million. Management accounted for the merger as a business combination using the acquisition method of accounting and allocated the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Of the identified intangible assets acquired, $2.5 million of hardware developed technology and $5.4 million of customer relationships were recorded. Management valued the hardware developed technology using the relief-from-royalty method, which involved significant assumptions related to the relief-from-royalty rate, the migration curve, the discount rate, and the economic life. Management valued the customer relationships using the distributor method, which involved significant assumptions related to the distributions margin.

The principal considerations for our determination that performing procedures relating to the valuation of hardware developed technology and customer relationships acquired in the merger with Velodyne Lidar, Inc. is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the hardware developed technology and customer relationships acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the relief-from-royalty rate, the migration curve, the discount rate, and the economic life for hardware developed technology and the distributions margin for customer relationships; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) reading the agreement and plan of merger; (ii) testing management’s process for developing the fair value estimate of the hardware developed technology and customer relationships acquired; (iii) evaluating the appropriateness of the relief-from-royalty and distributor methods used by management; (iv) testing the completeness and accuracy of the underlying data used by management in the relief-from-royalty and distributor methods; and (v) evaluating the reasonableness of the significant assumptions used by management related to the relief-from-royalty rate, the migration curve, the discount rate, and the economic life for hardware developed technology and the distributions margin for customer relationships. Evaluating management’s assumptions related to the distributions margin for customer relationships involved considering (i) the consistency with external market and industry data; (ii) the completeness and accuracy of the distributor data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the relief-from-royalty and distributor methods and (ii) the reasonableness of the relief-from-royalty rate, the migration curve, the discount rate, and the economic life assumptions for hardware developed technology.
/s/ PricewaterhouseCoopers LLP
San Jose, California
March 28, 2024
We have served as the Company’s auditor since 2019.

OUSTER, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$50,991	$122,932
Restricted cash, current	552	257
Short-term investments	139,158	—
Accounts receivable, net	14,577	11,233
Inventory	23,232	19,533
Prepaid expenses and other current assets	34,647	8,543
Total current assets	263,157	162,498
Property and equipment, net	10,228	9,695
Operating lease, right-of-use assets	18,561	12,997
Unbilled receivable, long-term portion	10,567	—
Goodwill	—	51,152
Intangible assets, net	24,436	18,165
Restricted cash, non-current	1,091	1,089
Other non-current assets	2,703	541
Total assets	$330,743	$256,137
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,545	$8,798
Accrued and other current liabilities	58,166	17,071
Contract liabilities	12,885	402
Operating lease liability, current portion	7,096	3,221
Total current liabilities	81,692	29,492
Operating lease liability, long-term portion	18,827	13,400
Debt	43,975	39,574
Contract liability, long-term portion	4,967	342
Other non-current liabilities	1,610	1,710
Total liabilities	151,071	84,518
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized at December 31, 2023 and 2022; 43,257,862 and 18,658,798 issued and outstanding at December 31, 2023 and 2022, respectively	42	19
Additional paid-in capital	995,464	613,665
Accumulated deficit	(816,026)	(441,916)
Accumulated other comprehensive income (loss)	192	(149)
Total stockholders’ equity	179,672	171,619
Total liabilities and stockholders’ equity	$330,743	$256,137
The accompanying notes are an integral part of these consolidated financial statements

OUSTER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Revenue	$83,279	$41,029
Cost of revenue	74,965	30,099
Gross profit	8,314	10,930
Operating expenses:
Research and development	91,210	64,317
Sales and marketing	41,639	30,833
General and administrative	81,982	61,203
Goodwill impairment charges	166,675	—
Total operating expenses	381,506	156,353
Loss from operations	(373,192)	(145,423)
Other (expense) income:
Interest income	9,038	2,208
Interest expense	(9,303)	(2,694)
Other (expense) income, net	(130)	7,654
Total other (expense) income, net	(395)	7,168
Loss before income taxes	(373,587)	(138,255)
Provision for income tax expense	523	305
Net loss	$(374,110)	$(138,560)
Other comprehensive loss
Changes in unrealized gain (loss) on available for sale securities	$354	$—
Foreign currency translation adjustments	(13)	(143)
Total comprehensive loss	$(373,769)	$(138,703)
Net loss per common share, basic and diluted	$(10.10)	$(7.79)
Weighted-average shares used to compute basic and diluted net loss per share	37,042,081	17,792,316
The accompanying notes are an integral part of these consolidated financial statements

OUSTER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount
Balance — January 1, 2022	17,220,042	$17	$564,045	$(303,356)	$(6)	$260,700
Proceeds from at-the-market offering, net of commissions and fees of $505 and issuance costs of $546	783,371	1	15,775	—	—	15,776
Issuance of common stock upon exercise of stock options	215,850	—	470	—	—	470
Issuance of common stock upon vesting of restricted stock units - net of tax withholding	443,971	1	(59)	—	—	(58)
Issuance of common stock to employees under employee stock purchase plan	32,201	—	378	—	—	378
Repurchase of common stock	(31,124)	—	(45)	—	—	(45)
Cancellation of Sense acquisition shares	(5,513)	—	(358)	—	—	(358)
Vesting of early exercised stock options	—	—	138	—	—	138
Stock-based compensation expense	—	—	33,321	—	—	33,321
Net loss	—	—	—	(138,560)	—	(138,560)
Other Comprehensive loss	—	—	—	—	(143)	(143)
Balance — December 31, 2022	18,658,798	$19	$613,665	$(441,916)	$(149)	$171,619
Issuance of common stock upon Velodyne Merger	19,483,269	20	306,582	—	—	306,602
Common Stock adjustment reflected as a result of the one-for-10 reverse stock split effectuated on April 6, 2023	85,893	—	—	—	—	—
Proceeds from at-the-market offering, net of commissions and fees of $872 and issuance costs of $327	2,878,875	3	15,424	—	—	15,427
Issuance of common stock upon exercise of stock options	142,117	—	270	—	—	270
Issuance of common stock upon vesting of restricted stock units	1,755,157	—	—	—	—	—
Issuance of common stock to employees under employee stock purchase plan	257,506	—	1,175	—	—	1,175
Repurchase of common stock	(3,753)	—	(3)	—	—	(3)
Common stock warrants issuable to customer	—	—	528	—	—	528
Vesting of early exercised stock options	—	—	98	—	—	98
Stock-based compensation expense	—	—	57,725	—	—	57,725
Net loss	—	—	—	(374,110)	—	(374,110)
Other Comprehensive income	—	—	—	—	341	341
Balance — December 31, 2023	43,257,862	$42	$995,464	$(816,026)	$192	$179,672
The accompanying notes are an integral part of these consolidated financial statements

OUSTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(374,110)	$(138,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment charges	166,675	—
Depreciation and amortization	17,148	9,456
Loss on write-off of construction in progress and right-of-use asset impairment	1,732	—
Gain on lease termination	(807)	—
Stock-based compensation	57,725	33,321
Reduction of revenue related to stock warrant issued to customer	528	—
Amortization of right-of-use asset	4,519	2,730
Non-cash interest income	(732)	—
Interest expense and loss on debt extinguishment	4,001	799
Amortization of debt issuance costs and debt discount	190	160
Accretion or amortization on short-term investments	(4,685)	—
Change in fair value of warrant liabilities	49	(7,446)
Inventory write down	10,047	1,600
Provision for doubtful accounts	1,346	346
(Gain)/loss from disposal of property and equipment	(59)	430
Changes in operating assets and liabilities:
Accounts receivable	3,574	(856)
Inventory	(4,047)	(13,684)
Prepaid expenses and other assets	(21,575)	(3,148)
Accounts payable	(8,520)	4,191
Accrued and other liabilities	8,081	3,196
Contract liabilities	6,597	—
Operating lease liability	(5,567)	(3,225)
Net cash used in operating activities	(137,890)	(110,690)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property & equipment	560	275
Purchases of property and equipment	(3,006)	(5,422)
Purchase of short-term investments	(137,104)	—
Proceeds from sales of short-term investments	158,014	—
Cash and cash equivalents acquired in the Velodyne Merger	32,137	—
Net cash used in investing activities	50,601	(5,147)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	—	(45)
Proceeds from exercise of stock options	271	470
Proceeds from ESPP purchase	1,174	378
Proceeds from borrowings, net of debt discount and issuance costs	43,975	39,077
Repayments of borrowings	(43,975)	—
Proceeds from the issuance of common stock under at-the-market offering, net of commissions and fees	14,575	16,322
At-the-market offering costs for the issuance of common stock	(363)	(541)
Taxes paid related to net share settlement of restricted stock units	—	(59)
Net cash provided by financing activities	15,657	55,602
Effect of exchange rates on cash and cash equivalents	(12)	(143)
Net increase decrease in cash, cash equivalents and restricted cash	(71,644)	(60,378)
Cash, cash equivalents and restricted cash at beginning of year	124,278	184,656
Cash, cash equivalents and restricted cash at end of year	$52,634	$124,278
SUPPLEMENTAL DISCLOSURES OF OPERATING ACTIVITIES:
Cash paid for interest	$5,115	$1,735
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Proceeds from the issuance of common stock under at-the-market offering not received	$1,255	$—
Property and equipment purchases included in accounts payable and accrued liabilities	$524	$269
Common stock shares issued in the Velodyne Merger	$297,425	$—
Common stock warrants issued in the Velodyne Merger	$9,177	$—
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
CLA, the Company’s legal predecessor, was originally a blank check company incorporated as a Cayman Islands exempted company on June 4, 2020. CLA was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On March 11, 2021, CLA consummated a merger (the “Merger”) with OTI pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated as of December 21, 2020. As a result of the Merger, among a number of other things, (1) each of the then issued and outstanding 10,000,000 redeemable warrants of CLA (the “CLA warrants”) converted automatically into a redeemable warrant to purchase one share of Ouster common stock (the “Public warrants”) pursuant to the Warrant Agreement, dated August 20, 2020 (the “Warrant Agreement”), between CLA and Continental Stock Transfer & Trust Company (“Continental”), as warrant agent and (2) each of the then issued and outstanding 6,000,000 private placement warrants of CLA (the “Private Placement warrants”) converted automatically into a Public warrant pursuant to the Warrant Agreement. No fractional Public warrants were issued upon separation of the CLA units.
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
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries (all of which are wholly owned) and have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation. The presentation of certain prior period amounts has been reclassified to conform with current year presentation.
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
Liquidity
The Company’s principal sources of liquidity are its cash and cash equivalents, short-term investments, cash generated from revenues, sales of common stock under its at-the-market equity offering program and debt financing.
The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has experienced recurring losses from operations, and negative cash flows from operations. As of December 31, 2023, the Company’s existing sources of liquidity included cash and cash equivalents, restricted cash and short-term investments of $191.8 million.

Management expects significant operating losses and negative cash flows from operations to continue for the foreseeable future. The Company expects to continue investing in product development and sales and marketing activities. The long-term continuation of the Company’s business plan is dependent upon the generation of sufficient revenues from its products to offset expenses. The Company may require additional capital in order to execute management’s current business plan and in the event that the Company does not generate sufficient cash flows from operations and is unable to obtain funding, the Company may be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs or ability to continue operations.
The Company has concluded that it has sufficient capital to fund its obligations in the ordinary course of business for at least one year from the date these consolidated financial statements were issued.
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
At the Market Issuance Sales Agreement
On April 29, 2022, the Company entered into an At-Market-Issuance Sales Agreement (the “ATM Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc., pursuant to which the Company may offer and sell, from time to time, through or to the agents, acting as agent or principal, shares of the Company’s common stock having an aggregate offering price of up to $150.0 million under the Company’s Form S-3 registration statement. During the years ended December 31, 2023 and 2022, the Company sold 2,878,875 and 783,371 shares, respectively. The weighted-average sales price and gross proceeds to the Company before deducting offering costs, sales commissions and fees were approximately $5.67 and $21.48 per share and $33.1 million and $16.8 million, respectively, during the year ended December 31, 2023 and 2022.
Note 2 – Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. The most significant estimates included in these consolidated financial statements are the useful lives of long-lived assets, revenue recognition, inventory write downs, the realizability of deferred tax assets, the measurement of stock-based compensation, and the valuation of the Company’s various financial instruments. The complexity of the estimation process and factors relating to assumptions, risks and uncertainties inherent with the use of the estimates affect the amount of revenue and related expenses reported in the Company’s consolidated financial statements. Internal and external factors can affect the Company’s estimates. Actual results could differ from these estimates under different assumptions or conditions.

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

3) Determine the transaction price
The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring product or services to the customer. Royalties from the license of intellectual property (“IP”) are included in the transaction price in the period the sales occur. Other forms of variable consideration are included in the transaction price if the Company judges that it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts contain a significant financing component. All taxes assessed by a governmental authority on a specific revenue-producing transaction collected by the Company from a customer are excluded from the transaction price.
4) Allocate the transaction price to performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”). In 2023 and 2022, the Company did not have a material volume of contracts that required the allocation of transaction price to multiple performance obligations.
5) Recognize revenue when or as the Company satisfies a performance obligation
Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised product or service to a customer.
Product revenue
The majority of the Company’s revenue comes from product sales of lidar sensors to direct customers and distributors. Revenue is recognized at a point in time when control of the goods is transferred to the customer, generally occurring upon shipment or delivery dependent upon the terms of the underlying contract. Product sales to certain customers may require customer acceptance due to performance acceptance criteria that are considered more than a formality. For these product sales, revenue is recognized upon the expiration of the customer acceptance period. Amounts billed to customers for shipping and handling are included in revenue, and the Company has elected to recognize the cost of shipping activities that occur after control has transferred to the customer as a fulfillment cost rather than a separate performance obligation. All related shipping costs are accrued and recognized within cost of revenue when the related revenue is recognized.
Services
The Company’s services revenue consists primarily of product development and validation services. The obligation to provide services is generally satisfied over time, with the customer simultaneously receiving and consuming the benefits as the Company satisfies its performance obligations. For product development and validation service projects, the Company bills and recognizes revenue as the services are performed. For these arrangements, control is transferred over as the Company’s inputs are incurred to complete the project; therefore, revenue is recognized over the service period with the measure of progress using the input method based on labor costs incurred to total labor cost (“cost-to-cost”) as the services are provided.
IP Licenses
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
Software Licenses
The Company’s Gemini software license arrangements provide the customer with the right to install and use functional intellectual property (as it exists at the point in time at which the license is granted) for the duration of the contract term (perpetual or term license). Revenue from distinct software licenses is recognized at the point in time when the software is made available to the customer.

Maintenance
The Company’s Gemini software license arrangements typically include an initial (bundled) post contract customer support (maintenance or “PCS”) term. Those software license arrangements, which include PCS represent a distinct, stand-alone performance obligation. Contract consideration is allocated to the PCS based on its relative SSP and revenue is recognized ratably over the PCS term.
Product Warranties
The Company provides standard product warranties for a term of typically one to two years to ensure that its products comply with agreed-upon specifications. Standard warranties are considered to be assurance type warranties and are not accounted for as separate performance obligations. The Company also provides service type extended warranties for typically an additional term ranging up to two additional years. For service type extended warranty contracts, the Company allocates revenue to this performance obligation on a relative standalone selling price basis and recognizes the revenue on a ratable basis over time during the effective period of the services as the Company stands ready to provide services as needed.
Costs to obtain a contract
The Company expenses the incremental costs of obtaining a contract when incurred because the amortization period for these costs would typically be less than one year. These costs primarily relate to sales commissions and are expensed as incurred in sales and marketing expense in the Company’s consolidated statements of operations and comprehensive loss. The incremental cost of obtaining a contract for the years ended December 31, 2023 and 2022 was $5.0 million and $2.9 million, respectively.
Right of return
The Company’s general terms and conditions for its contracts do not contain a right of return that allows the customer to return products and receive a credit, however it has in practice permitted returns of its sensor kits in limited circumstances. Allowances for sales returns, which reduce revenue, are estimated using historical experience and were immaterial as of December 31, 2023 and 2022. Actual returns in subsequent periods have been consistent with estimated amounts.
Net loss per common share
The Company follows the two-class method when computing net loss per common share. The two-class method determines net loss per common share for common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company has no participating securities outstanding for the periods presented.
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
In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2023 and 2022.
Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive income (loss). The Company’s changes in unrealized loss on available for sale securities and foreign currency translation adjustment are the only components of other comprehensive loss that is excluded from the reported net loss for all periods presented.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist of cash deposited with banks, money market accounts and commercial paper.
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
The Company classifies its investments as available for sale and reports them at fair value, with unrealized gains and losses recorded in accumulated other comprehensive loss. For investments sold prior to maturity, the cost of investments sold is based on the specific identification method. Realized gains and losses on the sale of investments are recorded in other income, net in the consolidated statement of operations and comprehensive loss.

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
Changes in the Company’s allowance for expected credit losses were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Beginning balance	$853	$507
Provisions	1,346	346
Uncollectible accounts written off, net of recoveries	(1,095)	—
Ending balance	$1,104	$853
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
The quantitative impairment test involves comparing the fair value of the reporting unit to the carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the Company measures the amount of impairment loss, if any, as the excess of the carrying value over the fair value of the reporting unit. In connection with the Company’s goodwill impairment assessments during the year ended December 31, 2023, the Company impaired all of its goodwill.
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
Warrant Liabilities
Warrant liabilities consist of Private Placement warrants. The Private Placement warrants are not redeemable for cash so long as they are held by the initial purchasers or their permitted transferees but may be redeemable for common stock if certain other conditions are met. If the Private Placement warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement warrants are redeemable by the Company and exercisable by such holders subject to certain conditions, such as the reported closing price of our common stock equaling or exceeding $180.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending three business days before the Company sends the notice of redemption to the holders of Private Placement warrants. The Company evaluated the Private Placement warrants and concluded that they do not meet the criteria to be classified within stockholders’ equity. The agreement governing the Private Placement warrants includes a provision, the application of which could result in a different settlement value for the Private Placement warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on the Company’s ordinary shares, the Private Placement warrants are not considered to be “indexed to the Company’s own stock.” This provision precludes the Company from classifying the Private Placement warrants in stockholders’ equity.
As the Private Placement warrants meet the definition of a derivative, the Company recorded these warrants as liabilities on the consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations and comprehensive loss at each reporting date.

Concentrations of credit risk
Financial instruments that potentially subject the Company to credit risk consist primarily of cash, cash equivalents, short-term investments, restricted cash and accounts receivable. Cash, cash equivalents, restricted cash are deposited with federally insured commercial banks in the U.S. and UK, Netherlands, France, Hong Kong, China, Thailand, India, Canada and Germany. At times, cash balances in the U.S. may be in excess of federal insurance limits. As of December 31, 2023 and 2022, the Company had cash, cash equivalents, short-term investment and restricted cash with financial institutions in U.S. of $184.8 million and $123.5 million, respectively. As of December 31, 2023 and 2022, the Company also had cash with financial institutions in countries other than the U.S. of approximately $7.0 million and $0.8 million, respectively, that was not federally insured.
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
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable was as follows:

	December 31,
	2023	2022
Customer A	42%	—%
Customer B	12%	—%

Concentrations of supplier risk
Purchases from the Company’s suppliers and vendors representing 10% or more of total purchases were as follows:

	Year Ended December 31,
	2023	2022
Supplier A	11%	—%
Supplier B	17%	28%
Supplier B accounted for 44% and 39% of total accounts payable balance as of December 31, 2023 and 2022.
No professional services vendor accounted for 10% greater of total accounts payable balance as of December 31, 2023. One professional services vendor accounted for approximately 14% of total accounts payable balance as of December 31, 2022.
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
Income taxes
Deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss (“NOL”) and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Due to its history of operating losses, the Company has recorded a full valuation allowance against its deferred tax assets as of December 31, 2023 and 2022.
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
In November 2023, the FASB issued ASU No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective adoption. The Company does not expect ASU 2023-07 to have a material impact on the Company’s financial statement and related disclosures.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740) Improvements to Income Tax Disclosures” (“ASU 2023-09”), which prescribes standard categories for the components of the effective tax rate reconciliation and requires disclosure of additional information for reconciling items meeting certain quantitative thresholds, requires disclosure of disaggregated income taxes paid, and modifies certain other income tax-related disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and can be adopted on a prospective or retrospective basis. The Company is currently evaluating the potential impact of the adoption of ASU 2023-09 on its consolidated financial statements and related disclosures.
Note 3. Business Combination and Related Transactions
On February 10, 2023, the Company completed the Velodyne Merger. Velodyne shares ceased trading on the Nasdaq Stock Market LLC after market close on February 10, 2023, and each Velodyne share was exchanged for 0.8204 shares of the Company’s common stock. Velodyne is treated as the acquired company for financial reporting purposes. This determination is primarily based on the Company’s senior management prior to the Velodyne Merger comprising a majority of the senior management of the Company following the Velodyne Merger, the Company being the initiator of acquiring Velodyne and the Company being the party issuing shares in the Velodyne Merger. The acquisition price for the Velodyne Merger was $306.6 million, primarily consisting of fair value of the Company’s common stock issued in exchange for Velodyne shares and fair value of the Amazon Warrant (Note 7) of $8.6 million. Through December 31, 2023, transaction costs incurred by the Company in connection with the Velodyne Merger, including professional fees, were $13.0 million.

Under the acquisition method of accounting in accordance with ASC 805, the total purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their respective estimated fair values using management’s best estimates and assumptions to assign fair value as of the acquisition date. The purchase accounting, including the identification and allocation of consideration to assets acquired was completed as of the fourth quarter of 2023. The following table provides the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

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
Developed technology relates to Velodyne’s lidar sensors and Blue City AI software used to monitor traffic networks and public spaces. The Company applied significant judgment in estimating the fair value of the developed technology, which involved significant assumptions related to the relief-from-royalty rate, the migration curve, the discount rate, and the economic life. The Company valued the hardware developed technology using the relief-from-royalty method under the income approach. Software developed technology was valued using the excess earnings method. The economic useful life was determined based on the technology cycle related to each developed technology, as well as the cash flows over the forecasted period.
The estimated fair value of the customer relationships was determined using the distributor method, which involved significant assumptions related to the distributions margin. The Company estimated customer relationships useful life of 8 years that approximates the pattern in which the economic benefits are expected to be realized.

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
The Company’s consolidated statement of operations as of December 31, 2023, includes Velodyne revenue of $29.0 million for the period from the acquisition date of February 10, 2023 to December 31, 2023. Due to the integration of the combined businesses, it was impractical to determine the earnings.
The unaudited supplemental pro forma information below presents the combined historical results of operations of the
Company and Velodyne as if the Velodyne Merger had been completed as of January 1, 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Revenue	$86,935	$84,984
Net loss	$(372,689)	$(326,269)

The unaudited supplemental pro forma information above includes the following adjustments to net loss in the appropriate pro forma periods (in thousands):

	Year Ended December 31,
	2023	2022
An increase in amortization expense related to the fair value of acquired identifiable intangible assets, net of the amortization expense already reflected in actual historical results	$(277)	$(2,820)
A decrease (increase) in expenses related to the transaction expenses	$6,058	$(6,058)
A net increase in revenue related to the impact of the acceleration of the Amazon Warrant vesting recognized by Velodyne at the close of the Velodyne Merger transaction	$3,656	$—
A decrease in expenses related to the impact of the acceleration of the Amazon Warrant vesting recognized by Velodyne at the close of the Velodyne Merger transaction	$26,704	$—
Represents decrease (increase) in additional stock-based compensation expense related to Ouster employee terminations due to change in control.	$6,383	$(5,195)
Represents a decrease (increase) in severance expense in connection with the Velodyne Merger transaction	$10,586	(10,586)
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

Note 4. Fair Value of Financial Instruments
The following table provides information by level for the Company’s assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$7,354	$—	$—	$7,354
Commercial paper	—	2,989	—	2,989
Short-term investments:
Commercial paper	—	80,620	—	80,620
Corporate debt and U.S. government agency securities	—	58,538	—	58,538
Total short-term investments	—	139,158	—	139,158
Total financial assets	$7,354	$142,147	$—	$149,501
Liabilities
Warrant liabilities	$—	$—	$229	$229
Total financial liabilities	$—	$—	$229	$229

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$121,100	$—	$—	$121,100
Total financial assets	$121,100	$—	$—	$121,100
Liabilities
Warrant liabilities	$—	$—	$180	$180
Total financial liabilities	$—	$—	$180	$180
Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
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

Note 5. Balance Sheet Components
Cash and Cash Equivalents and Short-Term Investments
The Company’s cash and cash equivalents consist of the following (in thousands):

	December 31,
	2023	2022
Cash	$40,648	$1,832
Cash equivalents:
Money market funds(1)	7,354	121,100
Commercial paper	2,989	—
Total cash and cash equivalents	$50,991	$122,932
(1)The Company maintains a cash sweep account, which is included in money market funds as of December 31, 2023 and 2022, respectively. Cash is invested in short-term money market funds that earn interest.
The Company acquired short-term investments consisting of commercial paper, corporate debt and U.S. government agency securities as a result of the merger with Velodyne that closed on February 10, 2023 (see Note 3). Short-term investments were $139.2 million as of December 31, 2023. Unrealized gains and losses on the Company’s short-term investments were not significant as of December 31, 2023 and therefore, the amortized cost of the Company’s short-term investments approximated their fair value.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the total of the amounts reported in the consolidated statements of cash flows (in thousands):

	December 31,
	2023	2022	2021
Cash and cash equivalents	$50,991	$122,932	$182,644
Restricted cash, current	552	257	977
Restricted cash, non-current	1,091	1,089	1,035
Total cash, cash equivalents and restricted cash	$52,634	$124,278	$184,656
Inventory
Inventory, consisting of material, direct and indirect labor, and manufacturing overhead, consists of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$10,062	$6,971
Work in process	75	3,857
Finished goods	13,095	8,705
Total inventory	$23,232	$19,533
During the years ended December 31, 2023 and 2022, $10.0 million and $1.3 million of inventory write downs were charged to cost of revenue.

Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2023	2022
Prepaid expenses	$5,377	$2,502
Prepaid insurance	648	1,442
Receivable from contract manufacturers	2,028	2,526
Insurance receivable	23,375	—
Other current assets	3,219	2,073
Total prepaid and other current assets	$34,647	$8,543
Property and Equipment, net
Property and equipment consists of the following (in thousands):

	Estimated Useful Life (in years)	December 31,
		2023	2022
Machinery and equipment	3	$16,535	$8,716
Computer equipment	3	1,104	340
Automotive and vehicle hardware	5	22	93
Software	3	593	85
Furniture and fixtures	7	946	848
Construction in progress		3,572	3,448
Leasehold improvements	Shorter of useful life or lease term	10,879	9,319
		33,651	22,849
Less: Accumulated depreciation		(23,423)	(13,154)
Property and equipment, net		$10,228	$9,695
Depreciation expense associated with property and equipment was $10.4 million and $5.0 million in the years ended December 31, 2023 and 2022, respectively.
The following table summarizes the Company's property and equipment, net by geography (in thousands):

	December 31,
	2023	2022
United States	$4,967	$5,295
Thailand	2,733	2,481
France	2,416	1,750
Others	112	169
Total	$10,228	$9,695
Goodwill and Acquired Intangible Assets, Net
In the first quarter of 2023, the Company completed the acquisition of Velodyne. The transaction has been accounted for as a business combination. The Company acquired Velodyne for the price of $306.6 million, primarily consisting of fair value of the Company’s common stock issued in exchange for Velodyne shares and fair value of the Amazon Warrant (Note 7) of $8.6 million. Goodwill represents the excess of the purchase price over the preliminary estimated fair values of the identifiable assets and assumed liabilities acquired and is primarily attributable to the assembled workforce and expected synergies at the time of the acquisition. Goodwill is not deductible for tax purposes.

The following table presents goodwill activity (in thousands):

Goodwill
December 31, 2022	$51,152
Goodwill addition related to Velodyne Merger	115,523
Goodwill impairment charges	(166,675)
December 31, 2023	$—
Goodwill is not amortized and is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In 2023 the Company experienced a significant decline in its stock price. This decline resulted in the total market value of its shares of stock outstanding (“market capitalization”) being less than the carrying value of its reporting unit as of March 31, 2023 and June 30, 2023. The Company also considered the impact of current macroeconomic conditions in the lidar sensor industry that potentially impact the fair value of the Company’s reporting unit. The macroeconomic conditions considered include deterioration in the equity markets evidenced by sustained declines in the Company’s stock price, those of its peers, along with an increase in the weighted-average cost of capital primarily driven by an increase in interest rates. After considering all available evidence in the evaluation of goodwill impairment indicators, the Company determined it was appropriate to perform an interim quantitative assessment of its goodwill as of March 31, 2023 and June 30, 2023. In connection with the Company’s interim goodwill impairment assessments the Company recorded goodwill impairment charges of approximately $99.4 million in the three months ended March 31, 2023 and $67.3 million in the three months ended June 30, 2023. The Company’s goodwill impairment analysis included a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization.
As of December 31, 2023, remaining goodwill balance was nil. No goodwill impairment charges were recognized during the year ended December 31, 2022.
The following tables present acquired intangible assets, net as of December 31, 2023 and 2022 (in thousands):

		December 31, 2023
	Estimated Useful Life (in years)	Gross Carrying amount	Accumulated Amortization	Net Book Value
Developed technology	3 - 8	$23,500	$(5,948)	$17,552
Vendor relationship	3	6,600	(4,767)	1,833
Customer relationships	3 - 8	6,300	(1,249)	5,051
Intangible assets, net		$36,400	$(11,964)	$24,436

		December 31, 2022
	Estimated Useful Life (in years)	Gross Carrying amount	Accumulated Amortization	Net Book Value
Developed technology	8	$15,900	$(2,318)	$13,582
Vendor relationship	3	6,600	(2,567)	4,033
Customer relationships	3	900	(350)	550
Intangible assets, net		$23,400	$(5,235)	$18,165
Amortization expense was $6.7 million and $4.5 million in the years ended December 31, 2023 and 2022, respectively.
The following table summarizes estimated future amortization expense of finite-lived intangible assets-net (in thousands):

Years:	Amount
2024	6,604
2025	4,514
2026	3,776
2027	3,682
2028	2,779
Thereafter	3,081
Total	$24,436

Product Warranties
The following table reflects the activity in accrued warranty cost (in thousands):

	December 31,
	2023	2022
Beginning balance	$2,096	$983
Additions from acquisitions	802	—
Warranty expenditures	(2,820)	(1,702)
Increase to warranty accrual	3,583	2,815
Ending balance	$3,661	$2,096
Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Uninvoiced receipts	$12,980	$10,727
Accrued compensation	6,387	3,758
Accrued legal contingencies	27,500	—
Sales and use taxes	2,667	403
Other	8,632	2,183
Total accrued and other current liabilities	$58,166	$17,071
Note 6. Debt
Loan and Security Agreement
On April 29, 2022 the Company entered into a Loan Agreement with Hercules Capital, Inc. (“Hercules”) (as amended, the “Loan Agreement”). The Loan Agreement provided the Company with a term loan facility of up to $50.0 million, subject to certain terms and conditions. The Company borrowed the initial tranche of $20.0 million on April 29, 2022. On October 17, 2022, the Company borrowed an additional $20.0 million.
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
In connection with the Loan Agreement, the Company paid the lender a cash facility and legal fees of $0.6 million and incurred debt issuance costs to third parties that were directly related to issuing debt in the amount of $0.3 million. The effective interest rate on this debt was 17.90% after giving effect to the debt discount, debt issuance costs and the end of term charge. Amortization expense included in the interest expense related to debt discount and debt issuance costs of the Loan Agreement was not material for the year ended December 31, 2023.

Prior to repayment of the Loan Agreement, interest on amounts borrowed was payable on a monthly basis until June 1, 2025 (the “Amortization Date”). On and as of the Amortization Date, payments consist of equal monthly installments of principal and interest payable until the secured obligations are repaid in full. However, if the Company achieved certain equity proceeds, revenue or profit targets for the twelve-month period ending December 31, 2023, then the Amortization Date would have been extended to the Maturity Date. The entire principal balance and all accrued but unpaid interest were to be due and payable on the Maturity Date. On the earliest to occur of May 1, 2026, the date on which the obligations under the Loan Agreement were paid and the date on which such obligations became due and payable, the Company was also required to pay Hercules an end of term fee in an amount equal to 7.45% of the aggregated amount of all Advances made under the Loan Agreement.
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
On October 25, 2023, the Loan Agreement was repaid with proceeds of the loans drawn under the Credit Agreement (as defined below) with UBS Bank USA and UBS Financial Services Inc. resulting in a loss on extinguishment of debt of $3.6 million and recorded it as interest expense in its consolidated statements of operations and comprehensive loss for the twelve months ended December 31, 2023.
Revolving Credit
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
The UBS Agreement provides the Company with a revolving credit line of up to $45.0 million, subject to certain terms and conditions. The Company borrowed $44.0 million on October 25, 2023, and all of the proceeds were used to prepay and terminate the Company’s Loan Agreement on October 25, 2023. The Company recognized constructive financing cash outflows and financing cash inflows on the statement of cash flows of $44.0 million, respectively, even though no funds were actually paid or received.
Pursuant to the terms of the UBS Agreement, the Company has agreed to maintain minimum liquidity, that can be comprised of unencumbered cash and cash equivalents, U.S. treasuries and other assets acceptable to the Bank, of $52.0 million in an account maintained with the Bank or its affiliates at all times. As of December 31, 2023, the Company is in compliance with this minimum liquidity requirement within the loan agreement.
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
The UBS Agreement also contains affirmative and negative covenants customary for a credit line of this type, including requirements for maintenance of the collateral accounts and certain limitations on withdrawal of cash from such collateral accounts. The UBS Agreement also provides for customary events of default, including, among others, non-payment, failure to maintain an amount equal to the greater of (x) the outstanding loans and (y) the collateral value as determined by the Bank, in the securities accounts maintained with the Bank, bankruptcy, or breach of a covenant, representation and warranty. As of December 31, 2023, the Company was in compliance with the covenants set forth in the UBS Agreement.

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
The private placement warrant liability was initially recognized as a liability at a fair value of $19.4 million and the private placement warrant liability was remeasured to fair value as of December 31, 2023 and 2022, resulting in a loss of $0.05 million and $7.4 million in the years ended December 31, 2023 and 2022, respectively, classified within other income (expense), net in the consolidated statements of operations and comprehensive loss.
The private placement warrant was valued using the following assumptions under the Black-Scholes option-pricing model:

	December 31, 2023	December 31, 2022
Stock price	$7.67	$8.60
Exercise price of warrant	$115.00	$115.00
Term (years)	2.19	3.19
Expected volatility	94.00%	70.01%
Risk-free interest rate	4.19%	4.39%
Public Warrants
CLA, in its IPO in August 2020, issued units that each consisted of one Class A ordinary share and one-half warrant to purchase a Class A ordinary share (the “Public warrants”). The warrants became exercisable 12 months following the closing of the Company’s IPO, and expire five years from the completion of the Merger, or earlier upon redemption or liquidation. On March 11, 2021, upon the closing of the Colonnade Merger each of the 999,999 outstanding warrants, as adjusted for any fractional warrants that were not issued upon separation, was converted automatically into a redeemable Public warrant to purchase one share of the Company’s common stock. As adjusted for the Reverse Stock Split, each 10 Public warrants is exercisable for one share of Ouster common stock at an exercise price of $115.00 per share with no fractional shares issuable upon exercise of a warrant. The Public warrants were recognized as equity upon the Merger in the amount of $17.9 million.
Prior to their expiration, the Company may redeem the Public warrants at a price of $0.10 per warrant, provided that the closing price of the Company’s common stock equals or exceeds $180.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which the Company gives proper notice of such redemption to the warrants holders.
The Company also assumed 5,973,170 outstanding public warrants upon closing the Velodyne Merger to purchase shares of the Company’s common stock (the “Velodyne Public warrants”). Each warrant entitles the holder to purchase 0.06153 shares of the Company’s common stock. Each 10 Velodyne Public warrants is exercisable for 0.6153 shares of the Company’s common stock at an exercise price of $140.20 per 0.6153 share of common stock, with no fractional shares being issuable upon exercise of a warrant. The warrants are exercisable at any time and expire in September 2025. The Company may redeem the outstanding warrants in whole and not in part at a price of $0.10 per warrant at any time after they become exercisable, provided that the last sale price of the Company’s common stock equals or exceeds $219.41 per share, subject to adjustments, for any 20-trading days within a 30-trading day period ending three business days prior to the date on which the Company sends the notice of redemption to the warrant holders. The Velodyne Public warrants were recognized as equity upon the Velodyne Merger.

Amazon Warrant
On February 10, 2023, as part of the Velodyne Merger, the Company assumed a warrant agreement and a transaction agreement, pursuant to which Velodyne agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon Inc. (“Amazon”), a warrant to acquire, following customary antidilution adjustments, up to an aggregate of 3,263,898 shares of the Company’s common stock at an exercise price of $50.71 per share (the “Amazon Warrant”). The exercise price and the warrant shares issuable upon exercise of the Amazon Warrant are subject to further antidilution adjustments, including in the event the Company makes certain sales of common stock (or securities exercisable or convertible into or exchangeable for shares of the Company’s common stock) at a price less than the exercise price of the Amazon Warrant. As a result of the issuance and sale by the Company of an additional 2,878,875 shares of common stock in the twelve months ended December 31, 2023 pursuant to the At-Market-Issuance Sales Agreement at prices below the exercise price of the Amazon Warrant, an antidilution adjustment to the terms of the Amazon Warrant occurred (see Note 11), resulting in the increase in the number of shares issuable under the Amazon Warrant by 618 shares of common stock and a reduction to the original strike price of the Amazon Warrant to $50.70 per share. As of December 31, 2023, there were 3,264,516 shares of common stock issuable under the Amazon Warrant.
The Amazon Warrant is subject to vesting. As a result of the Velodyne Merger, 50% of the unvested Amazon Warrant as of the date of the Velodyne Merger have vested and the remainder will vest over time based on payments by Amazon or its affiliates to us in connection with Amazon’s purchase of goods and services from the Company. The vested portion of the Amazon Warrant, representing 1,848,694 shares of Ouster common stock with a fair value of $8.6 million, was included in the Velodyne Merger purchase price consideration on February 10, 2023.
The Amazon Warrant shares vest in multiple tranches over time based on payments of up to $100.0 million by Amazon or its affiliates (directly or indirectly through third parties) to the Company in connection with Amazon’s purchase of goods and services. The fair value of the unvested Amazon Warrant, representing 1,330,903 unvested Ouster common stock shares will be recognized as a non-cash stock-based reduction to revenue when Amazon makes payments and vesting conditions become probable of being achieved.
For the year ended December 31, 2023, 56,613 Amazon Warrant shares vested and the Company recognized non-cash stock-based reduction to revenue of $0.5 million.
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
As of December 31, 2023, 1,933,613 Amazon Warrant shares have vested.
Note 8. Leases
The Company leases its headquarters located in San Francisco, California, where the Company lease properties as follows: (i) 26,125 square feet of office space pursuant to a lease that is scheduled to expire in August 2027 and (ii) 20,032 square feet of office space in a building adjacent to our corporate headquarters, which term is scheduled to expire in August 2027. Prior to 2023, the Company had executed or assumed as lessee other five operating leases for rental of office space. The terms of those leases range from 1 to 3 years.
On February 10, 2023, the Company assumed long-term non-cancellable lease agreements stemming from the Velodyne Merger: (i) approximately 204,000 square feet of office and manufacturing space in San Jose, California and (ii) additional space pursuant to the assumed leases for offices located in Alameda, California; and Bengaluru, India.
Supplemental balance sheet information related to leases was as follows:

	December 31,
	2023	2022
Weighted-average remaining lease term	3.84	4.52
Weighted-average discount rate	6.83%	4.66%
The Company incurred total lease costs in its consolidated statements of operations and comprehensive loss of $8.1 million and $3.9 million for the years ended December 31, 2023 and 2022, respectively.

Additionally, the Company determined that the lease office facility located in Bengalaru, India assumed in the Velodyne Merger was not needed to support the future growth of its business. The Company fully vacated the facilities in March 2023 and remained contractually obligated to the lessor for the underlying lease. The Company recorded $0.8 million for right-of-use asset impairment in connection with these leased office facilities in the three months ended March 31, 2023. In the twelve months ended December 31, 2023, the Company recorded $0.8 million gain on lease modification due to the termination of its Bengalaru, India lease.
350 Treat Building Lease
In September 2017, the Company entered into a lease agreement (the “350 Treat Building Lease”) to lease approximately 26,125 square feet of office and warehouse space located in San Francisco, California for its corporate headquarters.
In November 2021, the Company entered into an amendment to the 350 Treat Building Lease agreement, whereby the parties agreed to extend the term of the lease for an additional four years and seven months and provided for an additional tenant improvement allowance. The total base lease payments for the extended period of 4.6 years equals $7.6 million. The amendment resulted in an adjustment of $5.5 million to the right-of-use asset and right-of-use operating lease liability which was recorded in November 2021. As of December 31, 2023 the remaining lease term is 3.7 years that expires on August 31, 2027. In addition to minimum lease payments, the lease requires the Company to pay associated taxes and operating costs.
The 350 Treat Building Lease is considered to be an operating lease as it does not meet the criteria of a finance lease. As of December 31, 2023, the operating lease right-of-use asset and operating lease liability were $4.5 million and $6.0 million, respectively. As of December 31, 2022, the operating lease right-of-use asset and operating lease liability were $5.6 million and $7.1 million, respectively. The discount rate used to determine the lease liability was 3.7%.
2741 16th Street Lease
In September 2017 the Company entered into a lease agreement (the “2741 16th Street Lease”) to lease approximately 20,032 square feet of office space and 25,000 of parking space located in San Francisco, California.
In May 2020, the Company entered into an amendment to the 2741 16th Street Lease agreement, whereby the parties agreed to extend the term of the lease for an additional four years, restructure the monthly rent payable under the lease and provide for an additional tenant improvement allowance. The total base lease payments for the extended period of 4.0 years equals $8.5 million and the increase in total base lease payments for the lease term provided for by the original agreement is $0.7 million. The amendment resulted in an adjustment of $6.2 million to the right-of-use asset and right-of-use operating lease liability which was recorded in May 2020. As of December 31, 2023 the remaining lease term is 3.7 years that expires on August 31, 2027. In addition to minimum lease payments, the lease requires the Company to pay associated taxes and operating costs.
The 2741 16th Street Lease is considered to be an operating lease as it does not meet the criteria of a finance lease. As of December 31, 2023, the operating lease right-of-use asset and lease liability were $5.3 million and $7.1 million, respectively. As of December 31, 2022, the operating lease right-of-use asset and operating lease liability were $6.5 million and $8.7 million, respectively. The discount rate used to determine the operating lease liability was 5.25%.
5521 Hellyer Avenue Lease
As part of the Velodyne Merger, the Company assumed a long-term non-cancellable lease agreement of 5521 Hellyer Avenue (the “5521 Hellyer Avenue Lease”), which was entered into in January 2017, to lease approximately 204,000 square feet of office, research and development, manufacturing and storage space in San Jose, California.
In October 2019, as part of the second amendment to the 5521 Hellyer Avenue Lease, the lease term was extended for an additional five years ending in December 31, 2027. The total base lease payments for the extended period of 5.0 years equals $17.6 million. As of December 31, 2023, the operating lease right-of-use asset and operating lease liability were $8.4 million and $12.0 million, respectively. The discount rate used to determine the operating lease liability was 9.75%.

Other operating real estate leases
The Company has executed or assumed as lessee operating leases for rental of office space. The terms of those leases range from 1 to 3 years. The Company is obligated to make lease payments totaling approximately $0.4 million for those leases over the respective lease terms.
Total operating lease cost for the years ended December 31, 2023 and 2022 was $8.1 million and $3.9 million, which consisted of $7.4 million and $3.8 million of fixed lease expense and $0.7 million and $0.1 million of variable lease expense, respectively. Cash paid for amounts included in the measurement of lease liabilities was $7.0 million and $4.0 million for the years ended December 31, 2023 and 2022, respectively.
The maturities of the operating lease liabilities as of December 31, 2023 were as follows (in thousands):

Year ending December 31,
2024	$7,944
2025	7,668
2026	7,688
2027	6,514
Total undiscounted lease payments	29,814
Less: imputed interest	(3,891)
Total operating lease liabilities	$25,923
Note 9. Commitments and Contingencies
Letters of credit
In connection with certain office leasehold interests in real property located in San Francisco (350 Treat Ave and, 2741 16th Street) and in Paris, the Company obtained letters of credit from certain banks as required by the lease agreements. If the Company defaults under the terms of the applicable lease, the lessor will be entitled to draw upon the letters of credit in the amount necessary to cure the default. The amounts covered by the letters of credit are collateralized by certificates of deposit, which are included in restricted cash on the consolidated balance sheets as of December 31, 2023 and 2022. The outstanding amount of the letters of credit was $1.4 million and $1.3 million as of December 31, 2023 and 2022, respectively.
Non-cancelable purchase commitments
As of December 31, 2023, the Company had non-cancelable purchase commitments to third-party contract manufacturers for approximately $23.4 million and other vendors for approximately $3.6 million.
Contingencies
From time to time, the Company may be involved in legal and administrative proceedings arising in the ordinary course of business. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. Management reviews these estimates in each accounting period as additional information becomes known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. If a loss is probable but the amount of loss cannot be reasonably estimated, the Company discloses the loss contingency and an estimate of possible loss or range of loss (unless such an estimate cannot be made). Legal costs incurred in connection with loss contingencies are expensed as incurred.

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
On March 12, 2021, a putative class action entitled Reese v. Velodyne Lidar, Inc., et al., No. 3:21-cv-01736-VC, was filed against Velodyne, Mr. Gopalan and Mr. Hamer in the United States District Court for the Northern District of California, based on allegations similar to those in the earlier class action and seeking recovery on behalf of the same putative class. On March 19, 2021, another putative class action entitled Nick v. Velodyne Lidar, Inc., et al., No. 4:21-cv-01950-JST, was filed in the United States District Court for the Northern District of California, against Velodyne, Mr. Gopalan, Mr. Hamer, two current or former directors, and three other entities. The complaint was based on allegations similar to those in the earlier class actions and sought, among other things, an award of compensatory damages on behalf of a putative class of persons who purchased or otherwise acquired Velodyne’s securities between July 2, 2020 and March 17, 2021. The class actions have been consolidated, lead plaintiffs have been appointed and an amended consolidated complaint was filed on September 1, 2021, based on allegations similar to those in the earlier class actions. Velodyne filed a motion to dismiss the amended and consolidated complaint on November 1, 2021. The plaintiffs filed a first amended complaint on February 11, 2022. Velodyne filed a motion to dismiss on March 4, 2022. On July 1, 2022, the court denied the motion to dismiss as it relates to the claims related to David Hall’s role with Velodyne, but granted the motion to dismiss as to all other claims. On July 14, 2023, the Court granted Diane Smith’s motion for class certification. The Court encouraged the parties to conduct mediation and the parties conducted mediation.
On March 13, 2024, the parties to the securities class action lawsuit entitled Moradpour v. Velodyne Lidar, Inc., et al., No. 3:21-cv01486-SI (N.D. Cal.) filed a stipulation of settlement to settle this lawsuit, without any admission or concession of wrongdoing or liability by Velodyne or the individual defendants. The settlement is subject to, among other things, final documentation and court approval. The proposed settlement provides for a payment of $27.5 million, of which the Company expects approximately $23.4 million to be funded by insurance proceeds. The Company accrued for and recorded the entire amount of this $27.5 million settlement liability and recorded the expense within general and administrative expenses in 2023 after concluding that such settlement amount is probable and reasonably estimable. As of December 31, 2023, the Company recorded an insurance receivable of $23.4 million in prepaid expenses and other current assets to be funded by insurance proceeds based on the terms of the settlement. The $23.4 million insurance proceeds allows the Company to recover the majority of the settlement expense, resulting in a net charge of $4.1 million in its consolidated statement of operations. The Company will continue to assess the probable amount of insurance proceeds expected to be received in future reporting periods based on any additional facts that arise and make adjustments, if necessary.
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

On January 18, 2022, David and Marta Hall filed a lawsuit in the Superior Court of California, County of Alameda, against current and former officers and directors of Velodyne, as well as Jeff Vetter, Velodyne’s outside counsel. The Halls sought to recover damages for financial and other injuries they allegedly sustained as a result of the merger between Graf and Velodyne. On May 3, 2022, certain defendants filed motions to compel arbitration and other defendants filed motions to quash service of process for lack of personal jurisdiction. The court conducted a hearing on the motions on July 20, 2022. On August 30, 2022, the court granted the motion to quash service with respect the out of state defendants. On October 3, 2022, the court granted the motion to compel Mr. Hall to arbitrate his claims, and stayed proceedings on Ms. Hall’s claims pending arbitration of Mr. Hall’s claims. On October 20, 2022, the Halls voluntarily dismissed the action without prejudice. On January 3, 2023, the Halls filed an arbitration demand with substantially the same allegations as the prior lawsuit. On or about August 22, 2023, the Halls filed an application in Texas District Court, Dallas County to compel arbitration of Messrs. Graf and Dee who had been dismissed from the prior court action for lack of personal jurisdiction. Messrs. Graf and Dee agreed to participate in the arbitration and thus the Texas action has been stayed. The arbitrator has not yet set a schedule in the arbitration. The Company does not believe the claims are meritorious and intends to defend the action vigorously.
On August 10, 2023, Plaintiffs David and Marta Hall filed a complaint against Velodyne in the Superior Court of California, County of San Francisco asserting claims for breach of contract and failure to reimburse expenses in violation of California Labor Code Section 2802 (the “2023 Hall Matter”). The 2023 Hall Matter seeks indemnification for legal fees incurred on the Halls’ behalf in connection with a derivative action against certain Velodyne officers and directors, and naming Velodyne as a nominal defendant, captioned In Re Velodyne Lidar, Inc. Derivative Action, Case No. 1:21-cv-00369-TMH (D. Del.). On November 21, 2023, Velodyne denied all allegations. The 2023 Hall Matter is set for trial on September 9, 2024. The Company does not believe the claims are meritorious and intends to defend the action vigorously.
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
On December 1, 2022 and December 20, 2022, purported stockholders of Velodyne filed the following lawsuits against Velodyne and certain of its directors in the Southern District of New York for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and U.S. Securities and Exchange Commission ("SEC") Rule 14a-9: O’Dell v. Velodyne Lidar, Inc., et al., Civil Action No. 22-cv-10211, Carlisle v. Velodyne Lidar, Inc., et al., Civil Action No. 22-cv-10720. On December 29, 2022, a complaint alleging generally the same claims was filed in the United States District Court for the District of Delaware, captioned Wheeler v. Velodyne Lidar, Inc., et al., Civil Action No. 22-cv-01641-UNA. All of the lawsuits were voluntarily dismissed by the respective Plaintiffs. The parties settled for immaterial mootness fees in September 2023.
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
On September 14, September 25, and September 26, 2023, Hesai filed Petitions for Inter Partes Review with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of the Company’s patents asserted in the ITC and Delaware patent actions. The Company has an opportunity to respond in late December 2023 and early January 2024. On March 19, 2024, the PTAB issued decisions to institute inter partes review for two of the five patents. The PTAB is expected to issue decisions on whether to institute inter parties review for the remaining three patents by April 3, 2024.
Other than as set forth above, as of December 31, 2023 the Company is unable to estimate a possible loss or range of losses in respect to those disclosed matters.
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
The Company has also entered into indemnity agreements pursuant to which it has indemnified its directors and officers, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been a director or executive officer, other than liabilities arising from willful misconduct of the individual. To date, the Company is indemnifying and has incurred costs to defend lawsuits or settle claims described above under the heading “Litigation” pursuant to the indemnity agreements of former directors and officers.

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
During the years ended December 31, 2023 and 2022, the Company sold 2,878,875 and 783,371 shares, respectively. The weighted-average sales price and gross proceeds to the Company before deducting offering costs, sales commissions and fees were approximately $5.67 and $21.48 per share and $33.1 million and $16.8 million, respectively, during the year ended December 31, 2023 and 2022. The Company plans to use the net proceeds from this offering for working capital and general corporate purposes.
The remaining availability under the ATM Agreement as of December 31, 2023 is approximately $116.9 million.
Note 11. Stock-based Compensation
As of December 31, 2023, the Company has five equity incentive plans: its Amended and Restated 2015 Stock Plan (the “2015 Plan”), the Sense Photonics, Inc. 2017 Equity Incentive Plan (the “Sense Plan”), the Velodyne Lidar, Inc. 2020 Equity Incentive Plan (the “Velodyne Plan”), its 2021 Incentive Award Plan (the “2021 Plan”) and its 2022 Employee Stock Purchase Plan (the “2022 ESPP” and, collectively with the 2015 Plan, the Sense Plan, the Velodyne Plan and the 2021 Plan, the “Plans”).
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
The 2022 ESPP provides offering periods that have a duration of 24 months in length and are comprised of purchase periods of six months in length. The offering periods are scheduled to start on the first trading day on or after May 16 and November 16 of each year. Under the 2022 ESPP, the purchase price of a share under the ESPP equals 85% of the lesser of the fair market value of a share of common stock on either the first or last day of the applicable offering period of the last day of the applicable purchase period.
In May of 2023, the Company increased the share purchase limit under the 2022 ESPP to 3,000 shares of the Company’s common stock per offering period and added Velodyne Lidar, Inc. as a participating employer in the 2022 ESPP. The stock-based compensation expense is calculated as of the beginning of the offering period as the fair value of the 2022 ESPP shares utilizing the Black-Scholes option valuation model and is recognized over the offering period. The first offering period under the 2022 ESPP commenced on September 6, 2022. During fiscal 2023 employees purchased 257,506 shares of common stock under the 2022 ESPP at a weighted-average purchase price of $4.56, with proceeds of $1.2 million.
Equity Plans Assumed from Acquisition
On October 22, 2021 (“Effective Time”), the Company closed the acquisition of Sense pursuant to the Agreement and Plan of Merger and Plan of Reorganization (“Sense Agreement”). Pursuant to the Sense Agreement, upon the completion of the transaction, the Company assumed the Sense 2017 Equity Incentive Plan (the “Sense Plan”). In addition, pursuant to the Sense Agreement, at the Effective Time, each outstanding option to purchase Sense common stock and each award of time-based RSUs in respect of shares of Sense common stock held by Sense employees, in each case, that was outstanding as of immediately prior to the Effective Time was automatically adjusted by the Exchange Ratio (as defined in the Sense Agreement) and converted into an equity award of the same type covering shares of the Company’s common stock, on the same terms and conditions, (including, if applicable, any continuing vesting requirements) under the applicable Sense plan and award agreement in effect immediately prior to the Effective Time (the “Assumed Awards”). In connection with the closing of the acquisition, 82,311 stock options and 449,098 RSUs were assumed.
On February 10, 2023, the Company consummated the Velodyne Merger. Pursuant to the Velodyne Merger, the Company assumed the Velodyne Lidar, Inc. 2020 Equity Incentive Plan (the “Velodyne Plan”), and all restricted stock units granted thereunder that were outstanding immediately prior to the consummation of the Velodyne Merger and converted into restricted stock units covering shares of the Company’s common stock (such assumed awards, the “Assumed RSUs”) and all shares of Velodyne Lidar, Inc. restricted stock were converted into shares of Company restricted stock. Each Assumed RSU and award of restricted stock is subject to substantially the same terms and conditions as applied to the related Velodyne restricted stock unit award or restricted stock award immediately prior to the consummation of the Velodyne Merger, except that the number of shares of common stock subject to each Assumed RSU or constituting restricted stock was adjusted in accordance with the terms of the Velodyne Merger Agreement. In connection with the consummation of the Velodyne Merger, 961,012 Assumed RSUs and 728,646 shares of restricted stock were assumed. Pursuant to the terms of the Velodyne Plan, the number of shares reserved for issuance increases on January 1 of each year by the lesser of 820,400 shares or such smaller number of shares determined by the board of directors. In addition, any shares that are subject to awards forfeited and any shares of restricted stock that are forfeited will be available for grant under the Velodyne Plan. As of December 31, 2023, the Company had reserved 1,077,184 shares of the Company’s common stock for issuance under the Velodyne Plan.
The Company recognized stock-based compensation for all stock options in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cost of revenue	$2,854	$783
Research and development	24,551	14,611
Sales and marketing	9,966	7,065
General and administrative	20,354	10,862
Total stock-based compensation	$57,725	$33,321
The following table summarizes stock-based compensation expense by award type (in thousands):

	Year Ended December 31,
	2023	2022
RSUs	$43,772	$24,236
Stock Options	7,292	8,851
Employee stock purchase plan	1,476	220
RSAs	5,185	14
Total stock-based compensation	$57,725	$33,321
Stock option activity for the years ended December 31, 2023 and 2022 is as follows:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—January 1, 2022	2,412,910	$10.10	8.6	$100,992
Options exercised	(213,318)	2.00		4,639
Options cancelled	(98,055)	28.60		1,015
Outstanding—December 31, 2022	2,101,536	$10.12	7.7	$8,285
Options exercised	(142,117)	1.94		617
Options cancelled	(87,770)	82.17		58
Outstanding—December 31, 2023	1,871,649	$7.36	6.7	$6,191
Vested and expected to vest—December 31, 2023	1,871,649	$7.36	6.7	$6,191
Exercisable—December 31, 2023	1,528,830	$7.26	6.7	$5,160

The following table summarizes information about stock options outstanding and exercisable at December 31, 2023.

	Options Outstanding
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Options Exercisable
$1.85	274,431	6.6	255,051
$2.13	829,595	6.8	663,843
$14.22	752,408	6.8	595,653
$52.40	15,215	5.2	14,283
	1,871,649		1,528,830
No options were granted during the years ended December 31, 2023 and December 31, 2022.
As of December 31, 2023, there was approximately $4.5 million of unamortized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted average period of 0.7 years.
Cash received from option exercises and purchases of shares was $1.4 million and $0.8 million for years ended December 31, 2023 and 2022, respectively.
Restricted Stock Units (“RSU”)
A summary of RSUs activity under the Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Unvested—January 1, 2022	932,657	$78.22
Granted during the year	1,571,079	27.41
Canceled during the year	(407,307)	56.01
Vested during the year	(445,614)	61.60
Unvested—December 31, 2022	1,650,815	$39.83
Granted during the year	3,976,916	$9.05
Canceled during the year	(793,135)	$21.24
Vested during the year	(1,759,657)	$25.18
Unvested—December 31, 2023	3,074,939	$13.19
As of December 31, 2023, total compensation expense related to unvested RSUs granted to employees, but not yet recognized, was $37.6 million, with a weighted-average remaining vesting period of 1.8 years.
Restricted Stock Awards
A summary of RSA activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Unvested—December 31, 2022	—	$—
Granted	732,110	15.30
Vested	(351,727)	15.30
Unvested—December 31, 2023	380,383	$15.30
Stock compensation expense is recognized on a straight-line basis over the vesting period of each award of RSAs. As of December 31, 2023, total compensation expense related to unvested RSAs granted to employees, but not yet recognized, was $3.0 million, with a weighted-average remaining vesting period of 1.70 years. The common stock comprising RSAs is issued at grant but, generally, is subject to a risk of forfeiture if the holder terminates service with the Company and its subsidiaries prior to vesting.

Note 12. Employee benefit plan
In 2018, the Company adopted a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company at its discretion offers matching contributions of up to 4% of each employee’s annual compensation. The Company provided matching contributions of $2.1 million and $1.5 million to the plan during the years ended December 31, 2023 and 2022, respectively.
Note 13. Net Loss Per Common Share
The following table sets forth the computation of basic and diluted net loss per common share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022
Numerator:
Net loss	$(374,110)	$(138,560)
Denominator:
Weighted average shares used to compute basic and diluted net loss per share	37,042,081	17,792,316
Net loss per common share-basic and diluted	$(10.10)	$(7.79)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	December 31,
	2023	2022
Options to purchase common stock	1,871,649	2,101,716
Public and private common stock warrants	5,232,035	1,599,990
Restricted Stock Units	3,074,939	1,651,019
Unvested early exercised common stock options	16,087	75,028
ESPP shares pending issuance	2,068,574	251,143
Unvested RSAs	376,919	—
Total	12,640,203	5,678,896
Note 14. Income taxes
Loss before income taxes for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Domestic	$(375,023)	$(139,295)
Foreign	1,436	1,040
Total	$(373,587)	$(138,255)

The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Current:
Federal	$84	$—
State	38	62
Foreign	372	243
Total current expense	494	305
Deferred:
Federal	—	—
State	—	—
Foreign	29	—
Total deferred (benefit) expense	29	—
Total income tax expense (benefit)	$523	$305
A reconciliation between the statutory U.S. federal rate and the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2023	2022
Tax at federal statutory rate	$(78,453)	$(29,034)
State income taxes, net of federal benefit	30	57
Stock compensation	8,185	5,587
Foreign rate differential	99	25
Tax credits	—	(539)
Fair value changes - warrants	10	(1,564)
Goodwill impairment	35,002	—
Valuation allowance	35,856	25,666
Non-deductible expenses	(412)	78
Other	206	29
Total tax provision (benefit)	$523	$305

Significant components of the Company’s deferred tax assets and liabilities for federal, state and foreign income taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$222,481	$43,990
Credits	9,863	4,828
Stock based compensation	6,359	3,653
Accruals and reserves	10,805	1,718
Deferred revenue	5,017	30
Fixed assets	2,260	2,771
Operating lease liability	9,725	3,631
Capitalized research and development expenditures	53,647	15,875
Gross deferred tax assets	320,157	76,496
Valuation allowance	(305,007)	(69,608)
Net deferred tax assets	15,150	6,888
Deferred tax liabilities:
Intangible property	(6,343)	(4,077)
Operating lease, right of use assets	(8,388)	(2,811)
Gross deferred tax liabilities	(14,731)	(6,888)
Net deferred tax assets	$419	$—
The Company has established a full valuation allowance of $305.0 million and $69.6 million for the years ended December 31, 2023 and 2022, respectively, against its U.S. Federal and state deferred tax assets. The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of its U.S. Federal and state deferred tax assets can be realized as of December 31, 2023.
The valuation allowance on the Company’s net deferred taxes increased by $235.4 million and $22.2 million during the years ended December 31, 2023 and 2022, respectively. The increase in valuation allowance is primarily attributable to the generation of net operating losses and capitalization of research and development expenditures.
As of December 31, 2023, the Company had federal net operating loss carryforwards and state net operating loss carryforwards of approximately $844.3 million and $354.1 million, respectively. As of December 31, 2023, federal net operating loss carryforwards generated after December 31, 2017 will be carried forward indefinitely and the state net operating loss carryforward begins expiring in 2028 through 2043. As of December 31, 2023, the amount of federal net operating loss that does not expire is $835.8 million.
As of December 31, 2023, the Company had federal and state research and development credit carryforwards of approximately $5.0 million and $12.8 million, respectively. As of December 31, 2023 the federal credits will expire starting in 2035, if not utilized and state credits carryforward indefinitely.
The Tax Reform Act of 1986 and similar state legislation impose substantial restrictions on the utilization of the net operating losses and tax credit carryforwards in the event there is a change in ownership as provided by Section 382 and Section 383 of the Internal Revenue Code and similar state provisions. We have completed an analysis of Section 382 ownership changes in our stock through February 10, 2023 and have concluded that we have experienced ownership changes that will result in limitations in our ability to use certain of our tax credit carryforwards. The Company may experience ownership changes in the future as a result of future transactions in our stock. If it is determined that we undergo one or more ownership changes in the future, then our ability to utilize our U.S. Federal and state net operating loss carryforwards or other tax attributes may be limited or eliminated.

The balance of gross unrecognized tax benefits as of December 31, 2023, and 2022 was $24.8 million and $18.8 million, respectively. Out of the total unrecognized tax benefits, $0.5 million at December 31, 2023, if recognized, would impact our effective tax rate in the period of recognition. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2023 and 2022, the Company has accrued immaterial interest and penalties related to uncertain tax positions. The following table sets forth the change in the uncertain tax positions for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Balance at the beginning of the year	$18,812	$18,534
Decreases:
For prior years’ tax positions	(1,958)	(64)
Increases:
For current year’s tax positions	—	320
For prior years’ tax positions	7,901	22
Balance at the end of the year	$24,755	$18,812
The Company files income tax returns in the U.S. for Federal, California, and other US states, as well as miscellaneous foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The earliest year open for examination is the 2016 tax year. The Company’s 2017 and 2018 tax years are currently under IRS examination. The Company believes that an adequate provision has been made for any adjustments that may result from the tax examination. Although the timing of the resolution, settlement, and closure of the examination is not certain, the Company does not believe it is reasonably possible that the Company’s unrecognized tax benefits will materially change in the next 12 months. All of the net operating losses and research and development credit carry-forwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would begin in the year of the utilization.

Note 15. Revenue
Revenue from the sale of lidar sensor kits, which is recognized at a point in time, was $83.3 million and $41.0 million for the years ended December 31, 2023 and 2022, respectively. Revenue from the sale of licenses and services are not material for any period presented and, therefore, not presented separately.
The following table presents total revenues by geographic area based on the location products were shipped to and services provided (in thousands):

	Year Ended December 31,
	2023	2022
Americas	$45,744	$15,977
Asia-Pacific	12,929	9,510
Europe, Middle East and Africa	24,606	15,542
Total	$83,279	$41,029

There were no customers that accounted for more than 10% of revenue during the years ended December 31, 2023 and 2022. Country that accounted for more than 10% of revenue was as follows:

	Year Ended December 31,
	2023	2022

United States	53%	36%

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
Unbilled receivables
A receivable for multi-year licensing contracts is generally recorded upon invoicing. A receivable for multi-year license contracts is recorded upon delivery, whether or not invoiced, to the extent the Company has an unconditional right to receive payment in the future related to those licenses. As of December 31, 2023, the current portion of these unbilled receivables in the amount of $3.0 million, primarily consisting of unbilled receivables from multi-year license contracts, is included in “Accounts receivable, net” on the consolidated balance sheet.
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
Contract Liabilities
Contract liabilities consist of deferred revenue, customer advanced payments and customer deposits. Deferred revenue includes billings in excess of revenue recognized related to product sales, licenses, extended warranty and other services revenue, and is recognized as revenue when the Company performs under the contract. The long-term portion of deferred revenue, mostly related to obligations under license arrangements and extended warranty, is classified as non-current contract liabilities and is included in other non-current liabilities in the Company’s consolidated balance sheets. Customer advanced payments represent required customer payments in advance of product shipments according to customer’s payment term. Customer advance payments are recognized as revenue when control of the performance obligation is transferred to the customer. Customer deposits represent consideration received from a customer which can be applied to future product or service purchases, or refunded.

Contract assets and liabilities are presented net at the individual contract level in the consolidated balance sheet and are classified as current or long-term based on the nature of the underlying contractual rights and obligations.

	December 31, 2023	December 31, 2022

Contract liabilities, current
Deferred revenues from multi-year licensing contracts	$4,723	$—
Other contract liabilities	8,162	402

Contract liabilities, long-term portion
Deferred revenues from multi-year licensing contracts	$3,997	$—
Other contract liabilities	970	342
Total contract liabilities	$17,852	$744
Deferred revenues from multi-year licensing contracts mainly represent minimum royalty payments received from licensees relating to long-term IP license contracts for which the Company has future obligations under the license agreements. Royalties from the IP licenses are recognized at the later of the period the sales occur or the satisfaction of the performance obligation to which some or all of the royalties have been allocated. The Company evaluated its performance obligations under multi-year licensing contracts and did not recognize any revenue under such licensing contracts in 2023 because the Company concluded there is significant uncertainty associated with resolving the Company’s performance.
Other contract liabilities mainly relates to one $6.6 million multiyear contract entered in 2023 with a customer to sell its products. During the twelve months ended December 31, 2023, the Company partially satisfied the related performance obligation and recognized $0.7 million revenue that was included in the contract liabilities balance. As of December 31, 2023, $5.9 million remained deferred until a future product delivery date.
The following table provides information about contract liabilities (remaining performance obligations) and the significant changes in the balances during the years ended December 31, 2023 and 2022 (in thousands).

Contract Liabilities
Ending balance as of December 31, 2021	$280
Net revenue deferred in the period	621
Revenue recognized that was included in the contract liability balance at the beginning of the period	(157)
Ending balance as of December 31, 2022	744
Contract liabilities acquired in the Velodyne Merger	8,384
Net revenue deferred in the period	9,126
Revenue recognized that was included in the contract liability balance at the beginning of the period	(402)
Ending balance as of December 31, 2023	$17,852

Note 16. Restructuring
In connection with the closing of the Velodyne Merger, in the year ended December 31, 2023, the Company initiated and completed actions to reduce operating expenses, which included a reduction in force and the closure of its India facility (see Note 8. Leases) (collectively, the “Restructuring Initiatives”). Non-cash stock-based compensation charge related to the vesting of share-based awards for employees who were terminated related to a "double-trigger provision" that provided for acceleration in the event of a change in control and subsequent termination of the employee from the Company.
The following table presents Restructuring Initiatives charges incurred (in thousands):

December 31, 2023
Employee termination and associated benefits	$15,172
Stock-based compensation expense	7,139
Long-lived asset write-down	804
Total	$23,115
For the year ended December 31, 2023, the Restructuring Initiatives were recorded as follows (in thousands):

	Employee termination and associated benefits	Stock-based compensation expense	Long-lived asset write-down	Total
Cost of product revenue	$1,293	$70	$—	$1,363
Research and development	6,758	4,922	804	12,484
Sales and marketing	2,322	1,225	—	3,547
General and administrative	4,799	922	—	5,721
Total	$15,172	$7,139	$804	$23,115
The following table presents a roll forward of the Restructuring Initiatives liability, which is recorded in accrued expenses in the consolidated balance sheets for the twelve months ended December 31, 2023 (in thousands):

Employee termination and associated benefits
Beginning balance	$—
Additions as a result from Velodyne Merger	422
Restructuring Initiative expenses related to one-time employee termination and associated benefits	15,172
Amount paid during the period	(15,331)
Balance at December 31, 2023	$263
Note 17. Subsequent Events
On March 13, 2024, the parties to the previously disclosed securities class action lawsuit entitled Moradpour v. Velodyne Lidar, Inc., et al., No. 3:21-cv01486-SI (N.D. Cal.) filed a stipulation of settlement to settle this lawsuit, without any admission or concession of wrongdoing or liability by Velodyne or the individual defendants. The settlement is subject to, among other things, final documentation and court approval.
Defendants entered into the proposed settlement to eliminate the uncertainty, burden, distraction, and expense of further protracted litigation. Defendants continue to deny all claims and allegations in the litigation, including but not limited to any claims of wrongdoing or impropriety, and the proposed settlement does not constitute, contain or reflect any admission of wrongdoing or liability by Velodyne, the individual defendants, or Ouster.
The proposed settlement provides for a payment of $27.5 million, of which the Company expects approximately $23.4 million to be funded by insurance proceeds. See Note 9. Commitments and Contingencies for additional information regarding the settlement.
105

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Limitations on Effectiveness of Controls and Procedures
Disclosure controls and procedures include controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due to the material weaknesses in our internal control over financial reporting described below.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment as of December 31, 2023 of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was not effective due to the material weaknesses described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training commensurate with our accounting and reporting requirements. This material weakness contributed to the following additional material weaknesses.
We did not design and maintain effective controls over the period-end financial reporting process to achieve complete, accurate and timely financial accounting, reporting and disclosures, including segregation of duties and adequate controls related to journal entries and certain other business processes, and verifying transactions are properly classified in the financial statements. These material weaknesses resulted in adjustments to several account balances and disclosures in the consolidated financial statements for the years ended December 31, 2019 and 2018, and adjustments to the equity and warrant liabilities accounts and related disclosures in the condensed consolidated financial statements for the three months ended March 31, 2021.
Additionally, each of these material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
We have excluded Velodyne Lidar, Inc. from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2023 because it was acquired in a merger during 2023. The total assets and total revenues of Velodyne Lidar, Inc., a wholly-owned subsidiary, represents 8% and 35%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.

Remediation Measures of Unremediated Material Weaknesses
As it relates to the above material weaknesses that continued to exist as of December 31, 2023, our management is committed and continues to make progress to improve our internal control over financial reporting. We continued implementation of a plan to remediate the control deficiencies that led to the above material weaknesses. These remediation measures are ongoing and include the following:
•Continuing to recruit personnel with appropriate internal controls, accounting knowledge and experience commensurate with our accounting and reporting requirements, in addition to engaging and utilizing third-party consultants and specialists. Our management also reallocated roles and responsibilities within the accounting team based on skills and experience of various personnel.
•Continuing to operate entity level controls (ELCs) including Board and Audit Committee oversight, senior management review of financial and business performance and internal controls, and expansion of the internal audit team. We have designed and implemented these controls in the previous financial years.
•Continuing to provide internal control training for personnel responsible for implementing internal controls for the Company.
•Continue to operate internal controls for financial close and reporting including review of accounting policies, journal entry review controls including segregation of duties, period end close procedures, financial statement preparation, review, and reporting, and controls within various business processes as they relate to financial reporting, including controls to ensure segregation of duties. This included controls around classification of balances in our financial statements and strengthening processes for management oversight over financial reporting and disclosure controls. We have designed and implemented these controls in the previous financial years.
These investments in resources have improved the stability of our accounting organization. While significant progress has been made in response to the material weaknesses, time is needed to demonstrate sustainability as it relates to our internal control over financial reporting and improvements made to our complement of resources, including demonstrating sustained operating effectiveness of our internal controls. We are committed to continuous improvement and will continue to diligently review our internal control over financial reporting.
Remediation of Previously Reported Material Weaknesses
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, our management concluded that we did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of our consolidated financial statements. Specifically, we did not design and maintain (i) program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately and (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to our financial applications, programs and data to appropriate personnel.
Our management completed the following actions and measures designed to remediate the control deficiencies that led to the material weakness:
•Continuing to operate entity level controls (ELCs) including increasing Board and Audit committee oversight over operation of internal control for financial reporting including IT General controls. We had designed and implemented these controls in the previous financial years and continued to operate these in 2023.
•Enhanced senior management oversight over operation of IT general controls related to change management and user access management.
•Strengthened and enhanced the IT governance and policies to enable consistent operation of IT processes in the area of change management and user access management.
•Recruited additional personnel with appropriate knowledge and experience for Internal controls and IT General controls area, in addition to engaging and utilizing third-party consultants and specialists.
•Continuing to operate IT general controls including restricted user access to our internal systems for financial reporting, and IT change management. We had designed and implemented these controls in the previous financial years and continued to operate these in 2023.
•Conducted internal control training for personnel responsible for IT general controls related to IT change management and IT user access management.

Our management completed its documentation, testing and evaluation of the enhanced control activities and determined that, as of December 31, 2023, these control activities have been appropriately designed and implemented, and have operated effectively for a sufficient period of time to conclude that these previously identified material weaknesses related to restricted user access, and IT change management have been remediated.
Attestation Report of Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2023 was not required to be audited by our auditors under Section 404(b) of the Sarbanes Oxley Act of 2002 due to Ouster being non-accelerated filer within the definition of Rule 12b-2. Accordingly, this Annual Report on Form 10-K does not include an attestation report of our independent registered accounting firm.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

On December 15, 2023, Mark Weinswig, the Company’s Chief Financial Officer, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K. The plan provides for the periodic sale of up to 19,990 shares of common stock between April 13, 2024 and May 14, 2024. Other than as described above, during the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Code of Conduct
We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and/or controller, and persons performing similar functions. A copy of the Code of Conduct is available on our Investors website at investors.ouster.com in the “Governance” section. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, that are required to be disclosed by SEC or NYSE rules will be disclosed on our website. We did not grant any waivers to the Code of Conduct in fiscal 2023.
The remaining information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included under the headings “Election of Directors,” “Executive Officers” “Corporate Governance,” and “Delinquent Section 16(a) Reports” (if applicable) in our definitive proxy statement for our 2024 annual meeting of stockholders (the “2024 Annual Meeting of Stockholders”), to be filed within 120 days after the end of the 2023 fiscal year and is incorporated herein by reference.
Information About Our Executive Officers & Directors
The following table provides information regarding our executive officers and members of our board of directors (ages are calculated as of March 15, 2024):

Name	Age	Position at Ouster	Principal Employment
Angus Pacala	35	Director, Co-Founder and Chief Executive Officer	Same
Mark Frichtl	35	Co-Founder and Chief Technology Officer	Same
Mark Weinswig	51	Chief Financial Officer	Same
Darien Spencer	60	Chief Operating Officer	Same
Megan Chung	50	General Counsel and Secretary	Same
Theodore L. Tewksbury, Ph.D.	67	Executive Chairman of the Board of Directors	Former Chief Executive Officer of Velodyne Lidar, Inc.
Virginia Boulet	70	Director	Former Managing Director of Legacy Capital, LLC, an investment company
Susan Heystee	62	Director	Former Senior Vice President of Global Automotive Business at Verizon Connect, a telecommunications company
Ernest Maddock	65	Director	Former Chief Financial Officer of Micron Technology, Inc., a semiconductor manufacturing company
Karin Rådström	45	Director	Chief Executive Officer of Mercedes-Benz Trucks, a commercial vehicle manufacturer
Kristin Slanina	54	Director	Chief Innovation Officer at ParkMyFleet, a provider of parking locations and technology solutions for fleet operations
Riaz Valani	47	Director	General Partner and Founder of Global Asset Capital, a private equity investment firm
Item 11. Executive Compensation
The information required by Items 402, 407(e)(4), and (e)(5) of Regulation S-K will be included under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” (if applicable) in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized For Issuance under Equity Compensation Plans (As of December 31, 2023):

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities Reflected in first column)
Equity compensation plans approved by security holders(1)(6)	4,996,772	(2)	$7.36	(5)	1,584,833
Restricted Stock Units	3,074,939	(3)	$—	(5)
Restricted Stock Awards	50,184	(7)	$—	(5)
Options to Purchase Common Stock	1,871,649	(4)	$7.36	(5)
Employee Stock Purchase Plan(6)	—		$—
Equity compensation plans not approved by security holders	—		$—		—
(1)Consists of the Ouster, Inc. 2021 Incentive Award Plan (“2021 Plan”), Velodyne 2020 Equity Incentive plan (the “Velodyne Plan”), Ouster Inc. Amended and Restated 2015 Stock Plan (“2015 Plan”) and Sense Photonics, Inc. 2017 Equity Incentive Plan and (“Sense Plan”).
(2)The number of shares authorized under our 2021 Plan will increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (A) 5% of the shares of common stock outstanding as of the last day of the immediately preceding fiscal year and (B) such lesser number of shares as determined by our board of directors. No additional awards will be granted under the 2015 Plan or the Sense Plan and, as a result, no shares remain available for issuance for new awards under the 2015 Plan or the Sense Plan. The number of shares authorized under our Velodyne 2020 Plan will increase on the first day of each calendar year beginning on January 1, 2021 and ending on (and including) January 1, 2030, equal to the lesser of (A) 820,400 shares of common stock and (B) such lesser number of shares as determined by our board of directors.
(3)Consists of 2,062,787 outstanding restricted stock units under the 2021 Plan, 949,128 outstanding restricted stock units under the Velodyne Plan, and 63,024 outstanding restricted stock units under the Sense Plan.
(4)Consists of 1,856,434 outstanding options to purchase stock under the 2015 Plan and 15,215 outstanding options to purchase stock under the Sense Plan.
(5)As of December 31, 2023, the weighted-average exercise price of outstanding options under the 2015 Plan was $6.99 and the weighted-average exercise price of outstanding options under the Sense Plan was $52.40. Outstanding restricted stock units and restricted stock awards subject to time-based vesting do not have an exercise price and therefore are not included in the calculation of the weighted-average exercise price.
(6)Consists of 102,338 shares remaining available for issuance under the 2021 Plan, 1,077,184 shares available for issuance under the Velodyne Plan and 405,311 available for purchase by our employees under the Ouster, Inc 2022 Employee Stock Purchase Plan.
(7)Consists of 50,184 outstanding restricted stock awards under the Velodyne Plan.
The remaining information required by Item 403 of Regulation S-K will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Items 404 and 407(a) of Regulation S-K will be included under the headings “Certain Relationships and Related Person Transactions,” “Corporate Governance” and “Director Independence” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information required by Item 9(e) of Schedule 14A of the Exchange Act will be included under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
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
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Incorporated by Reference

		Form	File No.	Exhibit	Filing Date	Filed/ Furnished herewith
3.1	Certificate of Incorporation of Ouster, Inc.	S-4 POS	333-251611	3.1	3/10/2021
3.2	Certificate of Amendment to Certificate of Incorporation of Ouster, Inc.	8-K	001-39463	3.1	4/20/2023
3.3	Amended and Restated Bylaws of Ouster, Inc.	8-K	001-39463	3.3	11/08/2023
4.1	Warrant Agreement, dated August 20, 2020, between Colonnade Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39463	4.1	8/25/2020
4.2	Specimen Warrant Certificate of the Registrant	S-1	333-240378	4.2	8/04/2020
4.3	Description of Securities					*
4.4	Warrant to Purchase Common Stock of Velodyne Lidar, Inc., by and between Velodyne Lidar, Inc. and Amazon.com NV Investment Holdings LLC, dated as of February 4, 2022	8-K	001-38703	4.1	2/07/2022
4.5	Warrant Agreement, dated October 14, 2018, by and between Continental Stock Transfer & Trust Company and Velodyne Lidar, Inc.	8-K	001-38703	4.1	10/18/2018
10.1+	Form of Indemnification Agreement	10-K	001-39463	10.1	2/28/2022
10.2	Amended and Restated Registration Rights Agreement, by and among Ouster, Inc. and the holders party thereto	8-K	001-39463	10.2	3/15/2021
10.3+	2021 Incentive Award Plan	8-K	001-39463	10.3	3/15/2021
10.3(a)+	Form of Stock Option Agreement under the 2021 Incentive Award Plan	8-K	001-39463	10.5(a)	3/15/2021
10.3(b)+	Form of Restricted Stock Unit Agreement under the 2021 Incentive Award Plan	8-K	001-39463	10.3(b)	3/15/2021

10.4#	Manufacturing Services Agreement, dated as of March 5, 2018, by and between Ouster, Inc. and Benchmark Electronics, Inc.	S-4	333-251611	10.6	12/22/2020
10.5	Lease, dated September 5, 2017, by and between Ouster, Inc. and Mission Creative Ownership, LLC.	S-4/A	333-251611	10.13	1/28/2021
10.5(a)	First Amendment to Lease, dated January 21, 2018, by and between Ouster, Inc. and Mission Creative Ownership, LLC.	S-4/A	333-251611	10.13(a)	1/28/2021
10.5(b)	Second Amendment to Lease, dated March 27, 2018, by and between Ouster, Inc. and Mission Creative Ownership, LLC.	S-4/A	333-251611	10.13(b)	1/28/2021
10.5(c)	Third Amendment to Lease, dated August 14, 2018, by and between Ouster, Inc. and Mission Creative Ownership, LLC.	S-4/A	333-251611	10.13(c)	1/28/2021
10.5(d)	Fourth Amendment to Lease, dated April 4, 2019, by and between Ouster, Inc. and Mission Creative Ownership, LLC.	S-4/A	333-251611	10.13(d)	1/28/2021
10.5(e)	Fifth Amendment to Lease, dated July 21, 2019, by and between Ouster, Inc. and Mission Creative Ownership, LLC.	S-4/A	333-251611	10.13(e)	1/28/2021
10.5(f)	Sixth Amendment to Lease, dated December 20, 2019, by and between Ouster, Inc. and Mission Creative Ownership, LLC.	S-4/A	333-251611	10.13(f)	1/28/2021
10.5(g)	Seventh Amendment to Lease, dated May 18, 2020, by and between Ouster, Inc. and Mission Creative Ownership, LLC.	S-4/A	333-251611	10.13(g)	1/28/2021
10.6	NNN Lease, dated September 1, 2017, by and between Ouster, Inc. and SIC-350 Treat, LLC	S-4/A	333-251611	10.14	1/28/2021
10.6(a)	First Amendment to NNN Lease, dated January 1, 2018, by and between Ouster, Inc. and SIC-350 Treat, LLC	S-4/A	333-251611	10.14(a)	1/28/2021
10.6(b)	Second Amendment to NNN Lease, dated March 27, 2018, by and between Ouster, Inc. and SIC-350 Treat, LLC	S-4/A	333-251611	10.14(b)	1/28/2021
10.6(c)	Third Amendment to NNN Lease, dated November 15, 2021, by and between Ouster, Inc. and SIC-350 Treat, LLC	10-K	001-39463	10.6(c)	2/28/2022
10.7	Second Amended and Restated Non-Employee Director Compensation Program	10-K	001-39463	10.7	3/24/2023
10.8	Agreement and Plan of Merger and Plan of Reorganization, dated as of October 5, 2021, by and among Ouster, Inc., Sparrow Acquisition Sub., Inc., Sense Photonics, Inc., and Fortis Advisors LLC, solely in its capacity as Holders’ Agent	8-K	001-39463	2.1	10/5/2021
10.9+	Sense Photonics, Inc. 2017 Equity Incentive Plan, as amended	S-8	333-260576	99.1	10/29/2021
10.9(a)+	Form of Stock Option Agreement under the Sense Photonics, Inc. 2017 Equity Incentive Plan, as amended.	10-K	001-39463	10.9(a)	2/28/2022
10.10+	Ouster, Inc. Amended and Restated 2015 Stock Plan	S-1	333-254987	10.9	4/2/2021
10.10(a)+	Form of Stock Option Agreement under the Amended and Restated 2015 Stock Plan.	S-1	333-254987	10.9(a)	4/2/2021

10.10(b)+	Form of Early Exercise Stock Option Agreement under the Amended and Restated 2015 Stock Plan.	S-1	333-254987	10.9(b)	4/2/2021
10.10(c)+	Form of Restricted Stock Unit Agreement under the Amended and Restated 2015 Stock Plan	S-1	333-254987	10.9(c)	4/2/2021
10.11+	Ouster, Inc. 2022 Employee Stock Purchase Plan	8-K	001-39463	10.1	6/14/2022
10.12#	Loan and Security Agreement, dated April 29, 2022, by and between the Company, Sense Photonics, Inc. and Hercules Capital, Inc.	10-Q	001-39463	10.1	5/6/2022
10.12(a)	First Amendment to Loan and Security Agreement, dated as of August 5, 2022, by and between the Company, Sense Photonics, Inc. and Hercules Capital, Inc.	10-Q	001-39463	10.5	11/8/2022
10.12(b)	Consent and Second Amendment to Loan and Security Agreement, dated November 1, 2022, by and among Ouster, Inc., Sense Photonics, Inc. and Hercules Capital, Inc.*	8-K	001-39463	10.1	11/7/2022
10.12(c)	Third Amendment to Loan and Security Agreement, dated February 10, 2023, by and among Ouster, Inc., Hercules Capital, Inc., and the lenders and guarantors party thereto.	10-K	001-39463	10.12(c)	3/24/2023
10.13+	Form of Severance and Change in Control Agreement of Velodyne Lidar, Inc.	8-K	001-38703	10.1	6/14/2021
10.14+	Offer Letter, by and between Ouster, Inc. and Darien Spencer, dated July 25, 2017	10-Q	001-39463	10.2	11/8/2022
10.15+	Executive Employment Agreement by and between Velodyne Lidar, Inc. and Mark Weinswig, dated May 3, 2022	10-Q	001-38703	10.1	11/9/2022
10.16+	Velodyne Lidar, Inc. 2020 Equity Incentive Plan	8-K	001-38703	10.2	10/5/2020
10.17+	Form of Stock Option Agreement under the Velodyne Lidar, Inc. 2020 Equity Incentive Plan	8-K	001-38703	10.5	10/5/2020
10.18+	Form of Restricted Stock Unit Agreement under the Velodyne Lidar, Inc. 2020 Equity Incentive Plan.	S-8	333-269748	99.1(b)	2/14/2023
10.19	Transaction Agreement, by and between Velodyne Lidar, Inc. and Amazon.com, Inc., dated as of February 4, 2022.	8-K	001-38703	10.1	2/7/2022
10.20	Joinder Agreement by and between Velodyne Lidar USA, Inc. and Hercules Capital, Inc., dated May 9, 2023.	10-Q	001-39463	10.1	8/14/2023
10.21	Credit Line Agreement for Organizations and Business and Addendum, dated October 25, 2023, by and between the Company, UBS Bank USA, and UBS Financial Services Inc.	8-K	001-39463	10.1	10/31/2023
21.1	List of Subsidiaries					*
23.1	Consent of PricewaterhouseCoopers LLP					*
24.1	Power of Attorney					*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
97.1	Policy for Recovery of Erroneously Awarded Compensation	*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

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

Ouster, Inc.
Date: March 28, 2024	By:	/s/ Mark Weinswig
	Name:	Mark Weinswig
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Angus Pacala	Director, Co-Founder and Chief Executive Officer (Principal Executive Officer)	March 28, 2024
Angus Pacala
/s/ Mark Weinswig	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2024
Mark Weinswig
*	Executive Chairman of the Board of Directors	March 28, 2024
Theodore L. Tewksbury, Ph.D.
*	Director	March 28, 2024
Virginia Boulet
*	Director	March 28, 2024
Susan Heystee
*	Director	March 28, 2024
Ernest Maddock
*	Director	March 28, 2024
Karin Rådström
*	Director	March 28, 2024
Kristin Slanina
*	Director	March 28, 2024
Riaz Valani

*By:
/s/ Mark Weinswig, As Attorney in Fact	March 28, 2024
Mark Weinswig, As Attorney in Fact