Form 10-Q
period 2024-03-31
Ouster, Inc.
filed 2024-05-13
CIK 1816581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of May 9, 2024, the registrant had 45,225,055 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Ouster, Inc. (the “Company”, “Ouster,” or “we”) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report other than statements of historical fact, including, without limitation, statements regarding expected contractual obligations and capital expenditures; the capabilities of and demand for Ouster’s products; Ouster’s anticipated new product launches and developments; including software-related solution systems, and the timing for those launches and developments; Ouster’s ability to grow its sales and marketing organizations; Ouster’s future results of operations, cash reserve and financial position; projected industry and business trends; the remediation of material weaknesses; potential risks of inventory obsolescence; Ouster’s future business strategy, plans, distribution partnerships, market growth and its objectives for future operations; Ouster’s competitive market position within its industry and the impact of market conditions and other macroeconomic factors on Ouster’s business, financial condition and results of operation, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” “aim,” “forecast,” “should,” “can have,” “likely,” and similar expressions are intended to identify forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and trends that it believes may affect its financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties, and assumptions that may cause actual results to differ materially from those that Ouster expected, including, but not limited to, Ouster’s limited operating history and history of losses; its ability to successfully integrate its business with Velodyne and achieve the anticipated benefits and synergies of the Velodyne Merger; substantial research and development costs needed to develop and commercialize new products; fluctuations in its operating results; Ouster’s ability to maintain competitive average selling prices or high sales volumes or reduce product costs; conditions in its customers’ industries; the competitive environment in which Ouster operates; the negotiating power and product standards of its customers; the creditworthiness of Ouster’s customers; the ability of its lidar technology roadmap and new software solutions to catalyze growth; the selection of Ouster’s products for inclusion in target markets; risks of product delivery problems or defects; costs associated with product warranties; Ouster’s future capital needs and ability to secure additional capital on favorable terms or at all; inaccurate forecasts of market growth; Ouster’s ability to manage growth; Ouster’s ability to grow its sales and marketing organization; risks related to acquisitions; risks related to international operations and compliance; cancellation or postponement of contracts or unsuccessful implementations; Ouster’s ability to maintain inventory and the risk of inventory write-downs; its ability to use tax attributes; Ouster’s dependence on key third-party suppliers, in particular Benchmark Electronics, Inc. and Fabrinet; supply chain constraints and challenges; risks related to Ouster’s indebtedness; Ouster’s ability to recruit and retain key personnel; Ouster’s ability to effectively respond to evolving regulations and standards; Ouster’s ability to adequately protect and enforce its intellectual property rights, including as it relates to Hesai; risks related to operating as a public company; and other important factors discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, that are further updated from time to time in the Company’s other filings with the Securities and Exchange Commission (the “SEC”) that may cause its actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements. Any forward-looking statements made herein speak only as of the date of this Quarterly Report, and you should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or achievements reflected in the forward-looking statements will be achieved or occur. Except as required by applicable law, we undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report or to conform these statements to actual results or revised expectations.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OUSTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$48,270	$50,991
Restricted cash, current	564	552
Short-term investments	139,546	139,158
Accounts receivable, net	12,220	14,577
Inventory	21,070	23,232
Prepaid expenses and other current assets	34,808	34,647
Total current assets	256,478	263,157
Property and equipment, net	10,513	10,228
Unbilled receivable, non-current portion	7,043	10,567
Operating lease, right-of-use assets	17,411	18,561
Intangible assets, net	22,592	24,436
Restricted cash, non-current	1,091	1,091
Other non-current assets	2,555	2,703
Total assets	$317,683	$330,743
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,122	$3,545
Accrued and other current liabilities	56,375	58,166
Contract liabilities, current	13,429	12,885
Operating lease liability, current portion	7,153	7,096
Total current liabilities	83,079	81,692
Operating lease liability, non-current portion	17,278	18,827
Debt	43,973	43,975
Contract liabilities, non-current portion	4,483	4,967
Other non-current liabilities	1,638	1,610
Total liabilities	150,451	151,071
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized at March 31, 2024 and December 31, 2023; 44,978,704 and 43,257,863 issued and outstanding at March 31, 2024 and December 31, 2023, respectively.	44	42
Additional paid-in capital	1,007,502	995,464
Accumulated deficit	(839,875)	(816,026)
Accumulated other comprehensive (loss) income	(439)	192
Total stockholders’ equity	167,232	179,672
Total liabilities and stockholders’ equity	$317,683	$330,743

The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue	$25,944	$17,230
Cost of revenue	18,519	17,606
Gross profit (loss)	7,425	(376)
Operating expenses:
Research and development	13,806	32,459
Sales and marketing	6,860	13,533
General and administrative	12,580	31,325
Goodwill impairment charges	—	99,409
Total operating expenses	33,246	176,726
Loss from operations	(25,821)	(177,102)
Other income (expense):
Interest income	2,651	1,719
Interest expense	(741)	(1,669)
Other income, net	193	54
Total other income, net	2,103	104
Loss before income taxes	(23,718)	(176,998)
Provision for income tax expense	131	282
Net loss	$(23,849)	$(177,280)
Other comprehensive loss
Changes in unrealized (loss) gain on available for sale securities	$(459)	$51
Foreign currency translation adjustments	$(172)	$(81)
Total comprehensive loss	$(24,480)	$(177,310)
Net loss per common share, basic and diluted	$(0.55)	$(6.03)
Weighted-average shares used to compute basic and diluted net loss per share	43,454,127	29,411,612
The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2023	43,257,863	$42	$995,464	$(816,026)	$192	$179,672
Issuance of common stock upon exercise of stock options	54,374	—	108	—	—	108
Issuance of restricted stock awards	533,601	1	—	—	—	1
Proceeds from at-the-market offering, net of commissions and fees of $72	343,571	—	2,331	—	—	2,331
Issuance of common stock in connection with Velodyne Merger	29,376	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock	759,919	1	—	—	—	1
Common stock warrants issuable to customer	—	—	195	—	—	195
Stock-based compensation expense	—	—	9,404	—	—	9,404
Net loss	—	—	—	(23,849)	—	(23,849)
Other Comprehensive loss	—	—	—	—	(631)	(631)
Balance — March 31, 2024	44,978,704	$44	$1,007,502	$(839,875)	$(439)	$167,232

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2022	18,658,799	$19	$613,665	$(441,916)	$(149)	$171,619
Issuance of common stock upon Velodyne Merger	19,483,269	20	306,582	—	—	306,602
Issuance of common stock upon exercise of stock options	10,007	—	18	—	—	18
Issuance of common stock upon vesting of restricted stock	568,675	—	—	—	—	—
Repurchase of common stock	(3,753)	—	—	—	—	—
Stock-based compensation expense	—	—	21,780	—	—	21,780
Vesting of early exercised stock options	—	—	27	—	—	27
Net loss	—	—	—	(177,280)	—	(177,280)
Other Comprehensive loss	—	—	—	—	(30)	(30)
Balance — March 31, 2023	38,716,997	$39	$942,072	$(619,196)	$(179)	$322,736

The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,849)	$(177,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment charges	—	99,409
Depreciation and amortization	2,897	6,159
Loss on write-off of construction in progress and right-of-use asset impairment	—	1,423
Stock-based compensation	9,404	21,780
Reduction of revenue related to stock warrant issued to customer	195	—
Amortization of right-of-use asset	1,150	1,112
Interest expense	—	685
Amortization of debt issuance costs and debt discount	—	62
Accretion or amortization on short-term investments	(1,486)	(805)
Change in fair value of warrant liabilities	21	(106)
Inventory write down	737	2,836
Provision (recovery of) for doubtful accounts	(208)	445
Loss from disposal of property and equipment	—	145
Realized gain on available for sale securities	(275)	—
Changes in operating assets and liabilities:
Accounts receivable	6,089	(3,450)
Inventory	1,425	(2,329)
Prepaid expenses and other assets	(1,268)	672
Accounts payable	2,636	5,488
Accrued and other liabilities	(1,758)	(9,218)
Contract liabilities	60	944
Operating lease liability	(1,492)	(984)
Net cash used in operating activities	(5,722)	(53,012)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	—	168
Purchase of short-term investments	(24,485)	(5,003)
Proceeds from sales of short-term investments	25,398	19,981
Purchases of property and equipment	(1,382)	(1,006)
Cash and cash equivalents acquired in the Velodyne Merger	—	32,137
Net cash (used in) provided by investing activities	(469)	46,277
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	109	18
Proceeds from the issuance of common stock under at-the-market offering, net of commissions and fees	3,587	—
At-the-market offering costs for the issuance of common stock	(43)	—
Net cash provided by financing activities	3,653	18
Effect of exchange rates on cash and cash equivalents	(170)	(79)
Net decrease in cash, cash equivalents and restricted cash	(2,708)	(6,796)
Cash, cash equivalents and restricted cash at beginning of period	52,633	124,278
Cash, cash equivalents and restricted cash at end of period	$49,925	$117,482

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
SUPPLEMENTAL DISCLOSURES OF OPERATING ACTIVITIES:
Cash paid for interest	$740	$1,383
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accrued liabilities	$45	$258
Common stock shares issued in the Velodyne Merger	$—	$297,425
Common stock warrants issued in the Velodyne Merger	$—	$9,177

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
The unaudited condensed consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results of operations for the periods shown. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023 and the notes related thereto, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 28, 2024. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by applicable rules and regulations. The results of operations for any interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other future years or interim periods.
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

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. The Company has experienced recurring losses from operations, and negative cash flows from operations. As of March 31, 2024, the Company’s existing sources of liquidity included cash, cash equivalents, restricted cash and short-term investments of approximately $189.5 million. The Company has incurred losses and negative cash flows from operations for several years. If the Company continues to incur losses in the future, it may need to improve liquidity and raise additional capital through the issuance of equity and/or debt. There can be no assurance that the Company would be able to raise such capital. However, management believes that the Company’s existing sources of liquidity are adequate to fund its operations for at least twelve months from the date the unaudited condensed consolidated financial statements were available for issuance.
Note 2 – Summary of Significant Accounting Policies
During the three months ended March 31, 2024, there were no significant changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024. The Company has consistently applied the accounting policies to all periods presented in these unaudited condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
The Company considers the applicability and impact of all Accounting Standards Update (“ASUs”). ASUs not referenced below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist primarily of cash, cash equivalents, restricted cash, short-term investments and accounts receivable. Although the Company deposits its cash, cash equivalents, restricted cash and short-term investments with financial institutions that Company believes are of high credit quality, its deposits, at times, may exceed federally insured limits. As of March 31, 2024 and December 31, 2023, the Company had cash, cash equivalents, short-term investments and restricted cash with financial institutions in the U.S. of $179.3 million and $184.8 million, respectively. As of March 31, 2024 and December 31, 2023, the Company also had cash with financial institutions in countries other than the U.S. of approximately $10.2 million and $7.0 million, respectively.
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
Accounts receivable from the Company’s major customers representing 10% or more of total accounts and unbilled receivable was as follows:

	March 31, 2024	December 31, 2023
Customer A	41%	42%
Customer B	12%	12%
Revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Three Months Ended March 31,
	2024	2023

Customer C	*	11%
Customer E	11%	*
* Customer accounted for less than 10% of total revenue in the period.

Concentrations of Supplier Risk
Purchases from the Company’s suppliers and vendors representing 10% or more of total purchases were as follows:

	March 31, 2024	December 31, 2023
Supplier A	17%	11%
Supplier B	25%	17%
Accounts payable to the Company’s major suppliers representing 10% or more of total accounts payable were as follows:

	March 31, 2024	December 31, 2023
Supplier A	21%	—%
Supplier B	59%	44%
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

Estimated Fair Value
Purchase consideration	$306,602
Amounts of identifiable assets and liabilities assumed
Cash and cash equivalents	$32,137
Short-term investments	155,031
Accounts receivable, net	8,611
Inventory	9,700
Prepaid expenses and other current assets	4,387
Unbilled receivable, non-current portion	6,657
Property and equipment, net	9,900
Operating lease, right-of-use assets	10,887
Intangible assets, net	13,000
Other non-current assets	1,047
Accounts payable	(3,356)
Accrued and other current liabilities	(32,821)
Contract liabilities, current	(5,475)
Operating lease liability, current portion	(3,735)
Operating lease liability, non-current portion	(11,940)
Contract liabilities, non-current portion	(2,206)
Other non-current liabilities	(745)
Total identifiable net assets	$191,079
Goodwill	$115,523
$306,602
Identified intangible assets acquired and their estimated useful lives as of February 10, 2023, were (in thousands, except years):

	Estimated Useful Life (in years)	Estimated Fair Value
Developed technology - Hardware	3	$2,500
Developed technology - Software	5	5,100
Customer relationships	8	5,400
Intangible assets, net	5.9	$13,000
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

Three Months Ended March 31, 2023
Revenue	$20,886
Net loss	$(175,835)

The unaudited supplemental pro forma information above includes the following adjustments to net loss in the appropriate pro forma periods (in thousands):

Three Months Ended March 31, 2023
An increase in amortization expense related to the fair value of acquired identifiable intangible assets, net of the amortization expense already reflected in actual historical results	$(277)
A decrease (increase) in expenses related to the transaction expenses	$6,058
A net increase in revenue related to the impact of the acceleration of the Amazon Warrant vesting recognized by Velodyne at the close of the Velodyne Merger transaction	$3,656
A decrease in expenses related to the impact of the acceleration of the Amazon Warrant vesting recognized by Velodyne at the close of the Velodyne Merger transaction	$26,704
Represents decrease (increase) in additional stock-based compensation expense related to Ouster employee terminations due to change in control.	$6,383
Represents a decrease (increase) in severance expense in connection with the Velodyne Merger transaction	$10,586
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
Note 4. Fair Value of Financial Instruments
The following table provides information by level for the Company’s assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$21,793	$—	$—	$21,793
Short-term investments:
Commercial paper	—	82,917	—	82,917
Corporate debt and U.S. government agency securities	—	56,629	—	56,629
Total short-term investments	—	139,546	—	139,546
Total financial assets	$21,793	$139,546	$—	$161,339
Liabilities
Warrant liabilities	$—	$—	$250	$250
Total financial liabilities	$—	$—	$250	$250

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$7,354	$—	$—	$7,354
Commercial paper	—	2,989	—	2,989
Short-term investments:
Commercial paper	—	80,620	—	80,620
Corporate debt and U.S. government agency securities	—	58,538	—	58,538
Total short-term investments	—	139,158	—	139,158
Total financial assets	$7,354	$142,147	$—	$149,501
Liabilities
Warrant liabilities	$—	$—	$229	$229
Total financial liabilities	$—	$—	$229	$229
Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Market valuations of our investments which are classified as Level 2 are provided by an independent third party. In accordance with the fair value hierarchy, the market valuation sources include observable market inputs and are therefore considered Level 2 inputs for purposes of determining the fair values.
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
The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

Private Placement Warrant Liability
Fair value as of December 31, 2023	$229
Change in the fair value included in other income, net	21
Fair value as of March 31, 2024	$250

Fair value as of December 31, 2022	180
Change in the fair value included in other income, net	(106)
Fair value as of March 31, 2023	$74
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
Disclosure of Fair Values
The Company’s financial instruments that are not re-measured at fair value include accounts receivable, accounts payable, accrued and other current liabilities and debt. The carrying values of these financial instruments approximate their fair values. The Company acquired short-term investments consisting of commercial paper, corporate debt and U.S. government agency securities as a result of the merger with Velodyne that closed on February 10, 2023 (see Note 3). Unrealized gains and losses on the Company’s short-term investments were not significant as of March 31, 2024 and therefore, the amortized cost of the Company’s short-term investments approximated their fair value.

Note 5. Balance Sheet Components
Cash, and Cash Equivalents, Short-Term Investments
The Company’s cash and cash equivalents consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Cash	$26,477	$40,648
Cash equivalents:
Money market funds(1)	21,793	7,354
Commercial paper	—	2,989
Total cash and cash equivalents	$48,270	$50,991
(1)The Company maintains a cash sweep account, which is included in money market funds as of March 31, 2024 and December 31, 2023. Cash is invested in short-term money market funds that earn interest.
Restricted Cash
Restricted cash consists of collateral to merchant credit card and certificates of deposit held by a bank as security for outstanding letters of credit. The Company had a restricted cash balance of $1.7 million and $1.6 million as of March 31, 2024 and December 31, 2023, respectively, which has been excluded from the Company’s cash and cash equivalents balances. The Company presented $0.6 million of the total amount of restricted cash within current assets on the unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively. The remaining restricted cash balance of $1.1 million and $1.1 million is included in non-current assets on the unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the unaudited condensed consolidated balance sheets to the amounts reported in the unaudited condensed consolidated statements of cash flows (in thousands):

	March 31, 2024	March 31, 2023
Cash and cash equivalents	$48,270	$115,827
Restricted cash, current	564	566
Restricted cash, non-current	1,091	1,089
Total cash, cash equivalents and restricted cash	$49,925	$117,482
Inventory
Inventory, consisting of material, direct and indirect labor, and manufacturing overhead, consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$7,819	$10,062
Work in process	119	75
Finished goods	13,132	13,095
Total inventory	$21,070	$23,232

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid expenses	$6,634	$6,025
Receivable from contract manufacturers	3,267	2,028
Insurance receivable	23,375	23,375
Other current assets	1,532	3,219
Total prepaid and other current assets	$34,808	$34,647
Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	Estimated Useful Life (in years)	March 31, 2024	December 31, 2023
Machinery and equipment	3	$16,527	$16,535
Computer equipment	3	1,104	1,104
Automotive and vehicle hardware	5	93	22
Software	3	590	593
Furniture and fixtures	7	945	946
Construction in progress		4,930	3,572
Leasehold improvements	Shorter of useful life or lease term	10,879	10,879
		35,068	33,651
Less: Accumulated depreciation		(24,555)	(23,423)
Property and equipment, net		$10,513	$10,228
Depreciation expense associated with property and equipment was $1.1 million and $4.6 million during the three months ended March 31, 2024 and 2023, respectively.
Intangible Assets, Net
The following tables present acquired intangible assets, net as of March 31, 2024 and December 31, 2023 (in thousands):

		March 31, 2024
	Estimated Useful Life (in years)	Gross Carrying amount	Accumulated Amortization	Net Book Value
Developed technology	3 - 8	$23,500	$(6,999)	$16,501
Vendor relationship	3	6,600	(5,317)	1,283
Customer relationships	3 - 8	6,300	(1,492)	4,808
Intangible assets, net		$36,400	$(13,808)	$22,592

		December 31, 2023
	Estimated Useful Life (in years)	Gross Carrying amount	Accumulated Amortization	Net Book Value
Developed technology	3 - 8	$23,500	$(5,948)	$17,552
Vendor relationship	3	6,600	(4,767)	1,833
Customer relationships	3 - 8	6,300	(1,249)	5,051
Intangible assets, net		$36,400	$(11,964)	$24,436
Amortization expense was $1.8 million and $1.1 million during the three months ended March 31, 2024 and 2023, respectively.

The following table summarizes estimated future amortization expense of finite-lived intangible assets-net (in thousands):

Years:	Amount
2024 (the remainder of 2024)	$4,853
2025	4,515
2026	3,776
2027	3,682
2028	2,779
Thereafter	2,987
Total	$22,592
Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Uninvoiced receipts	$10,826	$12,980
Accrued compensation	7,009	6,387
Accrued legal contingencies	27,500	27,500
Sales and use tax	1,842	2,667
Other	9,198	8,632
Total accrued and other current liabilities	$56,375	$58,166
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
On February 10, 2023, the Company, entered into the Third Amendment, which amended the Loan Agreement to (i) increase the existing debt baskets for (a) purchase money debt and capital leases, and (b) letter of credit obligations, (ii) provide for increased flexibility to maintain cash in non-US accounts, and (iii) provide for increased flexibility to relocate certain equipment.
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
The UBS Agreement provides the Company with a revolving credit line of up to $45.0 million, subject to certain terms and conditions. The Company borrowed $44.0 million on October 25, 2023, and all of the proceeds were used to prepay and terminate the Company’s Loan Agreement on October 25, 2023. The Company recognized constructive financing cash outflows and financing cash inflows on the statement of cash flows of $44.0 million, even though no funds were actually paid or received.
Pursuant to the terms of the UBS Agreement, the Company has agreed to maintain minimum liquidity, that can be comprised of unencumbered cash and cash equivalents, U.S. treasuries and other assets acceptable to the Bank, of $52.0 million in an account maintained with the Bank or its affiliates at all times. As of March 31, 2024, the Company is in compliance with this minimum liquidity requirement within the loan agreement.
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
As of March 31, 2024, the Company was in compliance with the covenants set forth in the UBS Agreement.
Note 7. Warrants
Private Placement Warrants
Simultaneously with the closing of the Company’s initial public offering (the “IPO”) in August 2020, the sponsor of CLA, Colonnade Sponsor LLC, purchased an aggregate of 600,000 Private Placement warrants at a price of $10.00 per warrant, for an aggregate purchase price of $6,000,000. The Private Placement warrants became exercisable 12 months following the closing of the Company’s IPO, and expire 5 years from the completion of the Colonnade Merger, or earlier upon redemption or liquidation. On March 11, 2021, as adjusted to reflect the Reverse Stock Split, each outstanding Private Placement warrant automatically converted into a warrant to purchase one-tenth of a share of Ouster common stock pursuant to the Warrant Agreement. Each 10 Private Placement warrants is exercisable for one share of Ouster common stock at an exercise price of $115.00 per share, with no fractional shares being issuable upon exercise of a warrant.
The private placement warrant liability was initially recognized as a liability at a fair value of $19.4 million and the private placement warrant liability was remeasured to fair value as of March 31, 2024 and 2023, resulting in immaterial charges for the three months ended March 31, 2024 and 2023, respectively, classified within other income, net in the unaudited condensed consolidated statements of operations and comprehensive loss.

The Private Placement warrants were valued using the following assumptions under the Black-Scholes option-pricing model:

	March 31, 2024	December 31, 2023	March 31, 2023
Stock price	$7.94	$7.67	$8.40
Exercise price of warrant	115.00	115.00	115.00
Expected term (years)	1.94	2.19	2.95
Expected volatility	100.00%	94.00%	65.00%
Risk-free interest rate	4.62%	4.19%	3.82%
Public Warrants
CLA, in its IPO in August 2020, issued units that each consisted of one Class A ordinary share and one-half warrant to purchase a Class A ordinary share (the “Public warrants”). The warrants became exercisable 12 months following the closing of the Company’s IPO, and expire five years from the completion of the Merger or earlier upon redemption or liquidation. On March 11, 2021, upon the closing of the Colonnade Merger, each of the 999,999 outstanding warrants, as adjusted for any fractional warrants that were not issued upon separation was converted automatically into a redeemable Public warrant to purchase one share of the Company’s common stock. As adjusted for the Reverse Stock Split, each 10 Public warrants is exercisable for one share of Ouster common stock at an exercise price of $115.00 per share, with no fractional shares issuable upon exercise of a warrant. The Public warrants were recognized as equity upon the Merger in the amount of $17.9 million.
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
Amazon Warrant
On February 10, 2023, as part of the Velodyne Merger, the Company assumed a warrant agreement and a transaction agreement, pursuant to which Velodyne agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon.com Inc. (“Amazon”), a warrant to acquire, following customary antidilution adjustments, up to an aggregate of 3,263,898 shares of the Company’s common stock at an exercise price of $50.71 per share (the “Amazon Warrant”). The exercise price and the warrant shares issuable upon exercise of the Amazon Warrant are subject to further antidilution adjustments, including in the event the Company makes certain sales of common stock (or securities exercisable or convertible into or exchangeable for shares of the Company’s common stock) at a price less than the exercise price of the Amazon Warrant. As a result of the issuance and sale by the Company of an additional 343,571 shares of common stock in the three months ended March 31, 2024 pursuant to the At-Market-Issuance Sales Agreement at prices below the exercise price of the Amazon Warrant, an antidilution adjustment to the terms of the Amazon Warrant occurred (see Note 10), resulting in the increase in the number of shares issuable under the Amazon Warrant by 618 shares of common stock and a reduction to the original strike price of the Amazon Warrant to $50.69 per share. As of March 31, 2024, there were 3,264,516 shares of common stock issuable under the Amazon Warrant.
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
In the three months ended March 31, 2024, 56,634 Amazon Warrant shares vested and the Company recognized non-cash stock-based reduction to revenue of $0.2 million. As of March 31, 2024, there were 1,990,247 Amazon Warrant shares vested.
Note 8. Commitments and Contingencies
Letters of Credit
In connection with certain office leasehold interests in real property located in San Francisco (350 Treat Ave and, 2741 16th Street) and in Paris, the Company obtained letters of credit from certain banks as required by the lease agreements. If the Company defaults under the terms of the applicable lease, the lessor will be entitled to draw upon the letters of credit in the amount necessary to cure the default. The amounts covered by the letters of credit are collateralized by certificates of deposit, which are included in restricted cash on the unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023. The outstanding amount of the letters of credit was $1.4 million as of March 31, 2024 and December 31, 2023, respectively.
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
The class actions have been consolidated, lead plaintiffs have been appointed and an amended consolidated complaint was filed on September 1, 2021, based on allegations similar to those in the earlier class actions. After multiple motions to dismiss, on July 1, 2022, the court denied the motion to dismiss as it relates to the claims related to David Hall’s role with Velodyne, but granted the motion to dismiss as to all other claims. On July 14, 2023, the Court granted Diane Smith’s motion for class certification.
On March 13, 2024, the parties to the consolidated securities class action lawsuits filed a stipulation of settlement to settle this lawsuit, without any admission or concession of wrongdoing or liability by Velodyne Lidar, Inc. (“Velodyne”) or the individual defendants. On April, 23, 2024, the court preliminary approved the settlement and set a hearing on final settlement approval for August 16, 2024. The settlement provides for a payment of $27.5 million, of which the Company expects approximately $23.4 million to be funded by insurance proceeds. The Company accrued for and recorded the entire amount of this $27.5 million settlement liability and recorded expense within general and administrative expenses in 2023 after concluding such settlement amount is probable and reasonably estimable. The Company recorded an insurance receivable of $23.4 million in prepaid expenses and other current assets to be funded by insurance proceeds based on the terms of the settlement. The $23.4 million insurance receivable allows the Company to recover the settlement expense, resulting in a net charge of $4.1 million in its 2023 consolidated statement of operations. The Company will continue to assess the probable amount of insurance proceeds expected to be received in future reporting periods based on any additional facts that arise.
On January 18, 2022, David and Marta Hall filed a lawsuit in the Superior Court of California, County of Alameda, against current and former officers and directors of Velodyne, as well as Jeff Vetter, Velodyne’s outside counsel. The Halls sought to recover damages for financial and other injuries they allegedly sustained as a result of the merger between Graf and Velodyne. On May 3, 2022, certain defendants filed motions to compel arbitration and other defendants filed motions to quash service of process for lack of personal jurisdiction. The court conducted a hearing on the motions on July 20, 2022. On August 30, 2022, the court granted the motion to quash service with respect the out of state defendants. On October 3, 2022, the court granted the motion to compel Mr. Hall to arbitrate his claims, and stayed proceedings on Ms. Hall’s claims pending arbitration of Mr. Hall’s claims. On October 20, 2022, the Halls voluntarily dismissed the action without prejudice. On January 3, 2023, the Halls filed an arbitration demand with substantially the same allegations as the prior lawsuit. On or about August 22, 2023, the Halls filed an application in Texas District Court, Dallas County to compel arbitration of Messrs. Graf and Dee who had been dismissed from the prior court action for lack of personal jurisdiction. Messrs. Graf and Dee agreed to participate in the arbitration and thus the Texas action has been stayed. The arbitrator has set the arbitration hearing for February 3, 2025. The Company does not believe the claims are meritorious and intends to defend the action vigorously.
On August 10, 2023, Plaintiffs David and Marta Hall filed a complaint against Velodyne in the Superior Court of California, County of San Francisco asserting claims for breach of contract and failure to reimburse expenses in violation of California Labor Code Section 2802 (the “2023 Hall Matter”). The 2023 Hall Matter seeks indemnification for legal fees incurred on the Halls’ behalf in connection with a prior derivative action against certain Velodyne officers and directors, and naming Velodyne as a nominal defendant, captioned In Re Velodyne Lidar, Inc. Derivative Action, Case No. 1:21-cv-00369-TMH (D. Del.) (dismissed on November 7, 2023). On November 21, 2023, Velodyne denied all allegations. The 2023 Hall Matter is set for trial on September 9, 2024. The Company does not believe the claims are meritorious and intends to defend the action vigorously.
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
On August 25, 2023, a putative shareholder class action suit was filed in the Delaware Court of Chancery against six former officers and directors of Graf Industrial Corp. (“GIC”), the predecessor entity of Velodyne, as well as two other entities (one of which has since been dismissed without prejudice), entitled Berger v. Graf Acquisition, LLC, et al., No. C.A. 2023 0873 LWW. The Company, GIC and Velodyne are not named as defendants. The plaintiff, who was allegedly a GIC shareholder, asserts claims for breach of fiduciary duty and unjust enrichment in connection with the merger of GIC and Velodyne on September 29, 2020, and seeks damages, disgorgement and other recovery on behalf of the putative class of GIC shareholders in an unspecified amount. The Company is obligated to indemnify such former officers and directors under certain circumstances. The court has set trial for July 14, 2025. The Company does not believe the claims are meritorious and intends to defend the action vigorously.

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
On April 11, 2023, the Company filed a complaint with the United States International Trade Commission (the “Commission”) pursuant to 19 U.S.C. § 1337 (“Section 337”). The complaint requests that the Commission institute an investigation relating to the unlawful importation, sale for importation, and/or sale after importation into the United States by Hesai Group, Hesai Technology Co., Ltd., and Hesai Inc. (collectively “Hesai”) of certain LiDAR (Light Detection and Ranging) systems and/or components thereof. The complaint alleges that Hesai’s LiDAR products infringe certain claims of the Company’s U.S. Patent Nos. 11,175,405, 11,178,381, 11,190,750, 11,287,515 and/or 11,422,236. The complaint seeks the issuance of a permanent exclusion order and cease and desist order. On May 11, 2023, the Commission decided to institute an investigation based on the Company’s complaint as In the Matter of Certain LiDAR (Light Detection and Ranging) Systems and Components Thereof, 337-TA-1363. On May 25, 2023, the Administrative Law Judge (“ALJ”) issued a procedural schedule whereby the evidentiary hearing was to begin on January 4, 2024, with a target date for completion of the Investigation by the Commission on October 17, 2024. On June 7, 2023, Hesai responded to the complaint and denied all allegations. On June 22, 2023, Hesai filed a motion to terminate or alternatively stay the investigation in light of an alleged agreement to arbitrate based on the Settlement Agreement signed in 2020 between Hesai and Velodyne (the “Settlement Agreement”). Hesai alleged that the Company is bound to the 2020 Settlement Agreement as a result of the Company’s merger with Velodyne in 2023. The Company opposed the motion, including any allegation that the Company has any obligation to arbitrate or that its patents are subject to any terms of the 2020 Settlement Agreement, which the Company never signed. On August 24, 2023, the ALJ issued an initial determination granting the motion to terminate, holding that a valid arbitration agreement exists as part of the Settlement Agreement, and thus the arbitrators should decide whether the Company has obligation to arbitrate. On August 31, 2023, the Company filed a petition for review of the initial determination with the Commission. On September 14, 2023, Hesai responded. On October 11, 2023, the Commission issued a notice of its determination to review and, on review, to affirm with modification the ALJ’s initial determination granting the motion to terminate the investigation in its entirety based upon the arbitration agreement. As a result, the investigation was terminated.
On April 11, 2023, the Company also filed a complaint in the District of Delaware alleging patent infringement of the same patents as in the aforestated Section 337 proceeding against Hesai Group and Hesai Technology Co., Ltd. The complaint seeks monetary damages as well as the issuance of a permanent injunction. On May 30, 2023, the Court granted a stay of the case pending the resolution, including all appeals, of In the Matter of Certain LiDAR (Light Detection and Ranging) Systems and Components Thereof, 337-TA-1363.
On May 12, 2023, Hesai Photonics Technology Co. Ltd. and Hesai Group (collectively “Hesai Photonics”) filed a request for arbitration with JAMS against the Company, Velodyne Lidar Inc., Velodyne, LLC, and Oban Merger Sub II LLC. Hesai Photonics alleges that the Company is bound by the terms and conditions, including an obligation to arbitrate disputes, of a Settlement Agreement signed in 2020 between Hesai Photonics and Velodyne as a result of the Company’s 2023 merger with Velodyne Lidar, Inc. On June 13, 2023, the Company responded to the arbitration demand. The Company denied all allegations. The Company also disputed that there was an obligation to arbitrate, and thus, alleged that JAMS lacked jurisdiction. The arbitration hearing date is set for November 18, 2024.
On September 14, September 25, and September 26, 2023, Hesai filed Petitions for Inter Partes Review with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of the Company’s patents asserted in the ITC and Delaware patent actions. The Company provided preliminary responses to those petitions in late December 2023 and early January 2024. On March 19, 2024, March 28, 2024, and April 1, 2024, the PTAB issued decisions to institute inter partes review for four of the five patents and declined to institute review of the fifth patent. The case numbers and patents for the four matters in which review has been instituted, and the corresponding hearing dates, are: IPR2023-01421 (Patent No. 11,175,405), hearing date of December 17, 2024; IPR2023-01422 (Patent No. 11,287,515), hearing date of December 17, 2024; IPR2023-01456 (Patent No. 11,178,381), hearing date of January 13, 2025; and IPR2023-01457 (Patent No. 11,190,750), hearing date of January 13, 2025. The matter that was not instituted was IPR2023-01458, involving Patent No. 11,422,236.
Other than as set forth above, as of March 31, 2024 the Company is unable to estimate a possible loss or range of losses in respect to those disclosed matters.

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
Note 9. Common Stock
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
During the three months ended March 31, 2024, the Company sold 343,571 shares of common stock under the ATM agreement at a weighted-average price of $6.79 per share, for net proceeds of $2.3 million which is net of sales commissions and other fees of approximately $0.1 million.
From the date of the ATM Agreement through March 31, 2024, the Company sold 4,005,817 shares at a weighted-average sales price of $8.87 per share, resulting in cumulative gross proceeds to the Company totaling approximately $35.6 million before deducting offering costs, sales commissions and fees. Cumulative net proceeds to the Company totaled approximately $34.5 million after deducting offering costs, sales commissions and fees. The Company plans to use the net proceeds from this offering for working capital and general corporate purposes.
The remaining availability under the ATM Agreement as of March 31, 2024 is approximately $114.4 million.
Note 10. Stock-based Compensation
As of March 31, 2024, the Company has five equity incentive plans: its Amended and Restated 2015 Stock Plan (the “2015 Plan”), the Sense Photonics, Inc. 2017 Equity Incentive Plan (the “Sense Plan”), the Velodyne Lidar, Inc. 2020 Equity Incentive Plan (the “Velodyne Plan”), its 2021 Incentive Award Plan (the “2021 Plan”) and its 2022 Employee Stock Purchase Plan (the “2022 ESPP” and, collectively with the 2015 Plan, the Sense Plan, the Velodyne Plan and the 2021 Plan, the “Plans”).
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
The 2022 ESPP provides offering periods that have a duration of 24 months in length and are comprised of purchase periods of six months in length. The offering periods are scheduled to start on the first trading day on or after May 16 and November 16 of each year. Under the 2022 ESPP, the purchase price of a share under the ESPP equals 85% of the lesser of the fair market value of a share of common stock on either the first or last day of the applicable offering period, or the last day of the applicable purchase period.
In May 2023, the Company increased the share purchase limit under the 2022 ESPP to 3,000 shares of Company common stock per offering period and added Velodyne Lidar, Inc. as a participating employer in the 2022 ESPP.
During the three months ended March 31, 2024, there were no shares of common stock issued under the 2022 ESPP Plan.
The stock-based compensation expense is calculated as of the beginning of the offering period as the fair value of the 2022 ESPP shares utilizing the Black-Scholes option valuation model and is recognized over the offering period. The first offering period under the 2022 ESPP commenced on September 6, 2022.
Certain employees have the right to early exercise unvested stock options, subject to rights held by the Company to repurchase unvested shares in the event of voluntary or involuntary termination. The Company accounts for cash received in consideration for the early exercise of unvested stock options as a non-current liability, included as a component of other liabilities in the Company’s unaudited condensed consolidated balance sheets.
Stock option activity for the three months ended March 31, 2024 is as follows (in thousands, except share and per share data):

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—December 31, 2023	1,871,649	$7.36	6.71	$5,160
Options exercised	(54,374)	1.92
Options cancelled	(6,403)	16.90
Outstanding—March 31, 2024	1,810,872	$7.49	6.47	$6,135
Vested and expected to vest—March 31, 2024	1,810,872	$7.49	6.47	$6,135
Exercisable—March 31, 2024	1,578,366	$7.42	6.46	$5,423
The following table summarizes information about stock options outstanding and exercisable at March 31, 2024.

	Options Outstanding		Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$1.85	231,119	6.29	222,579
2.13	814,027	6.52	700,364
14.22	752,408	6.50	642,679
$52.40	13,318	5.66	12,744
	1,810,872		1,578,366
As of March 31, 2024, there was approximately $3.0 million of unamortized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted average period of 0.4 years.
Restricted Stock Units
A summary of RSU activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Unvested—December 31, 2023	3,074,939	$13.19
Granted	193,894	7.91
Canceled	(65,574)	12.58
Vested	(759,919)	10.53
Unvested—March 31, 2024	2,443,340	$13.62
Stock compensation expense is recognized on a straight-line basis over the vesting period of each award of RSUs. As of March 31, 2024, total compensation expense related to unvested RSUs granted to employees, but not yet recognized, was

$31.0 million, with a weighted-average remaining vesting period of 1.9 years. RSUs settle into shares of the Company’s common stock upon vesting.
Restricted Stock Awards
A summary of RSA activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Unvested—December 31, 2023	380,383	$15.30
Granted	533,601	7.94
Vested	(168,271)	12.66
Unvested—March 31, 2024	745,713	$10.63
Stock compensation expense is recognized on a straight-line basis over the vesting period of each award of RSAs. As of March 31, 2024, total compensation expense related to unvested RSAs granted to employees, but not yet recognized, was $6.7 million, with a weighted-average remaining vesting period of 1.4 years. The common stock comprising RSAs is issued at grant but, generally, is subject to a risk of forfeiture if the holder terminates service with the Company and its subsidiaries prior to vesting.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense for all share-based awards in the unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$913	$774
Research and development	4,188	7,505
Sales and marketing	1,400	2,881
General and administrative	2,903	10,620
Total stock-based compensation	$9,404	$21,780
The following table summarizes stock-based compensation expense by award type (in thousands):

	Three Months Ended March 31,
	2024	2023
RSUs	$6,809	$16,330
Stock Options	1,530	2,005
Employee stock purchase plan	505	184
RSAs	560	3,261
Total stock-based compensation	$9,404	$21,780
Share based compensation recognized upon completion of the Velodyne Merger
The Company recognized $6.1 million of stock-based compensation expense in the three months March 31, 2023 related to accelerated vesting of certain RSUs upon completion of the Velodyne Merger and termination of employment of some of its executives and members of the board, who had accelerated vesting provisions in the event of a change in control. Additionally, in the three months March 31, 2023, the Company recognized $2.4 million of stock-based compensation expense related to accelerated vesting of certain Velodyne restricted stock units, restricted stock awards and performance-based awards upon completion of the Velodyne Merger and termination of employment of some of Velodyne executives.

Note 11. Net Loss Per Common Share
The following table sets forth the computation of basic and diluted net loss per common share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(23,849)	$(177,280)
Denominator:
Weighted average shares used to compute basic and diluted net loss per share	43,454,127	29,411,612
Net loss per common share—basic and diluted	$(0.55)	$(6.03)
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
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	March 31,
	2024	2023
Options to purchase common stock	1,810,872	2,085,665
Public and private common stock warrants	5,232,035	5,231,417
Restricted Stock Units	2,443,340	3,088,938
Unvested early exercised common stock options	8,984	52,435
ESPP shares pending issuance	903,848	251,143
Restricted Stock Awards	745,713	422,725
Total	11,144,792	11,132,323
Note 12. Income Taxes
The Company’s income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in the quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on the deferred tax assets as it is more likely than not that some, or all, of the Company’s deferred tax assets will not be realized. The Company continues to maintain a full valuation allowance against its net deferred tax assets. Due to tax losses and the offsetting valuation allowance, the income tax provision for three months ended March 31, 2024 and 2023, respectively, was not material to the Company’s unaudited condensed consolidated financial statements.
Note 13. Revenue
The majority of the Company’s revenue is recognized at a point in time when the customer obtains control of the respective lidar sensor kits. Revenue from the sale of licenses and services was not material for any period presented and, therefore, is not presented separately.
The following table presents total revenues by geographic area based on the location products were shipped to and services provided (in thousands):

	Three Months Ended March 31,
	2024	2023
Americas	$10,624	$9,904
Asia Pacific	6,149	2,669
Europe, Middle East and Africa	9,171	4,657
Total	$25,944	$17,230

Country that accounted for more than 10% of revenue was as follows:

	Three Months Ended March 31,
	2024	2023
United States	36%	56%
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
Unbilled receivables
A receivable for multi-year licensing services is generally recorded upon invoicing. A receivable for multi-year license contracts is recorded upon delivery, whether or not invoiced, to the extent the Company has an unconditional right to receive payment in the future related to those licenses. As of March 31, 2024, the current portion of these unbilled receivables in the amount of $3.2 million, primarily consisting of unbilled receivables from multi-year license contracts, is included in “Accounts receivable, net” on the unaudited condensed consolidated balance sheet.
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
Contract assets and liabilities are presented net at the individual contract level in the unaudited condensed consolidated balance sheet and are classified as current or non-current based on the nature of the underlying contractual rights and obligations.

	March 31, 2024	December 31, 2023
Contract liabilities, current
Deferred revenues from licensing contracts	$5,631	$4,723
Other contract liabilities	7,798	8,162

Contract liabilities, long-term portion
Deferred revenues from licensing contracts	3,088	3,997
Other contract liabilities	1,395	970
Total contract liabilities	$17,912	$17,852
Deferred revenues from multi-year licensing contracts mainly represent minimum royalty payments received from licensees relating to long-term IP license contracts for which the Company has future obligations under the license agreements. Royalties from the IP licenses are recognized at the later of the period the sales occur or the satisfaction of the performance obligation to which some or all of the royalties have been allocated. The Company evaluated its performance obligations under multi-year licensing contracts and did not recognize any revenue under such licensing contracts in 2023 and 2024 because the Company concluded there is significant uncertainty associated with resolving the Company’s performance.
Other contract liabilities mainly relate to one $6.6 million multiyear contract entered in 2023 with a customer to sell its products. During the three months ended March 31, 2024, the Company partially satisfied the related performance obligation and recognized $0.3 million revenue that was included in the contract liabilities balance. As of March 31, 2024, $5.6 million remained deferred until a future product delivery date.
The following table provides information about contract liabilities (remaining performance obligations) and the significant changes in the balances three months ended March 31, 2024 and 2023 (in thousands).

	Three Months Ended March 31,
	2024	2023
Beginning balance	$17,852	$744
Contract liabilities acquired in the Velodyne Merger	—	8,385
Net revenue deferred in the period	1,347	(141)
Revenue recognized that was included in the contract liability balance at the beginning of the period	(1,287)	(362)
Ending balance	$17,912	$8,626

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the results of operations and financial condition of Ouster, Inc. (“we,” “us,” “our,” the “Company,” “Ouster”) should be read in conjunction with the information set forth in our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report, as well as our audited consolidated financial statements and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Ouster’s Annual Report on Form 10-K (“2023 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 28, 2024. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Ouster’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in Ouster’s 2023 Annual Report as may be updated from time to time in the Company’s other filings with the SEC.
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
We are a leading global provider of autonomy solutions. We provide high-resolution digital lidar sensors that offer advanced 3D vision to machinery, vehicles, robots, and fixed infrastructure assets, which allows each to understand and visualize the surrounding world and enable safe operation and autonomy. We design and manufacture digital lidar sensors that we believe are one of the highest-performing, lowest-cost lidar solutions available today across each of our four target markets: automotive, industrial, robotics, and smart infrastructure.
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
Our hardware product offering currently includes four models of sensors in our OS product line: the hemispheric field of view OSDome, the ultra-wide field of view OS0, the mid-range OS1, and the long-range OS2. Within our OS sensor models, we offer numerous customization options, all enabled by embedded software. For each of our three models in the OS product line, we offer resolution options of 128 lines vertically (“channels”), 64 channels, or 32 channels, as well as many beam spacing options. On October 19, 2022, we announced the launch of our newest OS series scanning sensors, REV7, powered by our next-generation L3 chip. REV7 features the all-new OSDome sensor, as well as upgraded OS0, OS1, and OS2 sensors that deliver double the range, enhanced object detection, increased precision and accuracy, and greater reliability. The new REV7 sensors offer performance upgrades that we believe will enhance Ouster’s market opportunity, driven by new opportunities for longer-range and mapping applications. We are currently developing our solid-state digital flash (“DF”) product line, which is a suite of short, mid, and long-range solid-state digital lidar sensors that provide uniform precision imaging without motion blur across an entire field of view.
We also provide perception software platforms for smart infrastructure deployments. Our software enables real-time people and object detection, classification, and tracking for actionable, intuitive, and customizable insights while preserving personally identifiable information. For example, our Gemini perception software optimizes the high resolution and improved range of the Company’s OS sensors to enhance detection, classification and tracking accuracy. Users can mesh multiple lidar sensors together within the Gemini software interface allowing a seamless 3D view of object movement throughout the space, with each sensor providing up to ten times more coverage than a camera-based system.
We have invested heavily in patents since our inception, pursuing comprehensive coverage of invention families and use cases, with broad international coverage. We believe that our extensive patent coverage creates material barriers to entry for anyone aiming to compete in the digital lidar space.

We believe the simplicity of our digital lidar design gives us a meaningful advantage in costs related to manufacturing, supply chain and production yields. Within our OS sensor models, we offer numerous customization options, all enabled by embedded software which minimizes changes to manufacturing or inventory. Our main manufacturing partners are Benchmark and Fabrinet, manufacturing the majority of our products at their facilities in Thailand, although some components in these products come from limited or single source suppliers. With the majority of our products being manufactured at the facilities in Thailand, we expect this will continue to reduce our product costs and allow us to continue to rapidly scale production to meet our anticipated product demand. Based on cost quotes for our products in mass production, we anticipate our manufacturing costs per unit will decrease further with higher volumes.
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
Our product offerings acquired through the Velodyne Merger includes three models of sensors. The Alpha Prime (VLS-128) is a lidar sensor designed for autonomous driving and advanced vehicle safety, offering a 300-meter range with 128 lasers and real-time 3D data at 0.1-degree vertical and horizontal resolution. Recognized at the Pace Automotive Award in 2019, it provides a superior combination of range, resolution, and precision for Level 4 and Level 5 autonomous vehicles in both highway and low-speed urban environments. The Puck (VLP-16) is designed for mass production and affordability, featuring 16 lasers, a 100-meter range, and a design with lower power consumption, lighter weight, and a compact footprint, making it suitable for low-speed autonomy and driver assistance. The Puck Hi-Res (VLP-16 Hi-Res) is an enhanced version of the original Puck, designed for applications requiring high image resolution, maintaining a 100-meter range and introducing a tighter laser distribution for more details in the 3D image at longer ranges, enabling better object identification.
Factors Affecting Our Performance
Commercialization of Lidar Applications. We believe that lidar and system solutions, including our subscription-based software, are approaching an inflection point of adoption across our target end market applications, and that we are well-positioned to capitalize on this market adoption. However, as our customers continue research and development projects that rely on lidar technology, it is difficult to estimate the timing of ultimate end market and customer adoption. As a result, we expect that our results of operations, including revenue and gross margins, will continue to fluctuate on a quarterly and annual basis for the foreseeable future. As the market for lidar solutions matures and more customers reach a commercialization phase with solutions that rely on our technology, the fluctuations in our operating results may become less pronounced. In May 2023, the Company announced that it had been awarded a serial production agreement with Motional, a global leader in driverless technology, to be Motional’s exclusive supplier of long-range lidar using the VLS-128 lidar sensor through 2026, and we intend to seek to establish similar relationships with other customers. In 2024, our strategic business objectives include expanding software solutions, advancing the development of hardware, and progressing on the long-term financial framework. Accordingly, we expect to make progress towards growing our revenue and expanding gross margins. Nonetheless, our revenue and gross margins may not increase as we expect unless and until more customers commercialize their products and lidar technology becomes more prevalent across our target end markets.
Number of Customers in Production. For certain strategic customers and markets, our products must be integrated into a broader platform, which then must be tested, validated, and achieve system-level performance and reliability thresholds that enable commercial production and sales. The time necessary to reach commercial production varies from six months to seven years based on the market and application. For example, the production cycle in the automotive market tends to be substantially longer than in our other target markets, including industrial, robotics, and smart infrastructure. It is critical to our future success in each of our target end markets that our customers reach commercial production and sales, and select our products in their commercial production applications and that we avoid unexpected cancellations of major purchases of our products. Because the timelines to reach production vary significantly and the revenue generated by each customer in connection with commercial production and sales is unpredictable, it is difficult for us to reliably predict our financial performance.
Customers’ Sales Volumes. Our customer base is diversified and we aim to continue to penetrate into diverse end markets to increase our sales volumes. Ultimately widespread adoption of our customers’ products that incorporate our lidar solutions will depend on many factors, including the size of our customers’ end markets, end market penetration of our customer’s products that incorporate our digital lidar solutions, our end customers’ ability to sell their products, and the financial stability and reputation of the customers. In 2024, our strategic business objectives include growing our installed base of customers. We believe our sales volume by customer depends on the end market demand for our customers’ products that incorporate our digital lidar solutions as well as our ability to increase our sales force productivity.
Average Selling Prices (“ASPs”), Product Costs and Margins. Our product costs and gross margins depend largely on the volumes of sensors shipped, the mix of existing and new products sold and the number and variety of solutions we provide to our customers. We expect that our selling prices will vary by target end market and application due to market-specific supply and demand dynamics. We expect to continue to experience some downward pressure on prices from signing anticipated large multi-year agreements in the near term with multi-year negotiated pricing. We expect that these customer-specific selling price fluctuations combined with our volume-driven product costs may drive fluctuations in revenue and gross margins on a quarterly basis. However, notwithstanding any short-term price surcharges on our products, we expect that over time our volume-driven product costs will decrease.
Competition. Lidar is an emerging market, and there are many competitors for the growing market. This has created downward pressure on our ASPs. We expect this pressure to continue to push our ASPs lower in the coming years. However, we believe that because of our complementary metal-oxide-semiconductor digital lidar technology, we are well-positioned to scale more rapidly than our competitors and leverage our scale to deliver positive gross margins.
Continued Investment and Innovation. We believe that we are a leading lidar provider. Our financial performance is significantly dependent on our ability to maintain this leading position, which is further dependent on the investments we make in research and development. We believe it is essential that we continue to identify and respond to rapidly evolving customer requirements, including successfully progressing our digital lidar roadmap and developing technologies that will enhance the operating performance of our products. For example, our next generation custom silicon chip for OS, “L4”, is taped out and we believe it will bring significant improvements in range, field of view, and manufacturability, along with safety certifications to the OS sensor family. We currently plan to integrate our next-generation custom silicon chip for DF, “Chronos”, into our solid-state digital flash sensors in the next year. If we fail to continue our innovation, our market position and revenue may be adversely affected, and our investments in that area will not be recovered.
Supply Chain Continuity. Some of the key components in the products we have designed or are currently designing come from limited or single source suppliers. If these third parties experience financial, operational, manufacturing capacity or other difficulties, or experience shortages in required components, or if they are otherwise unable or unwilling to continue to manufacture these components in required volumes or at all, our supply may be disrupted or be on less favorable terms. We may also be required to seek alternate manufacturers or for our products. It would be time-consuming, and could be costly and impracticable, to begin to use and qualify new manufacturers, components or designs, and such changes could cause significant interruptions in supply and could have an adverse effect on our ability to meet our scheduled product deliveries and may subsequently lead to the loss of sales.
Market Trends and Uncertainties. We anticipate increasing demand for our digital lidar solution. We estimate a multibillion-dollar total addressable market (“TAM”) for our solutions in the future. We define our TAM as automation applications in the automotive, industrial, robotics, and smart infrastructure end markets where we actively engage and maintain customer relationships. Each of our target markets is potentially a significant global opportunity, and these markets have historically been underserved by limited or inferior technology or not served at all. We believe we are well-positioned in our market as a leading provider of high-resolution lidar sensors.
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
International Expansion. We view international expansion as an important element of our strategy to increase revenue and achieve profitability. We continue to position ourselves in geographic markets that we expect to serve as important sources of future growth. We have an existing presence in three regions: Americas; Asia Pacific; and Europe, Middle East and Africa. We intend to expand our presence in these regions over time including through distribution partnerships. Expanded global reach will require continued investment and may expose us to additional foreign currency risk, international taxes and tariffs, legal obligations and additional operational costs, risks and challenges that may impact our ability to meet our projected sales volumes, revenue and gross margins.

Components of Results of Operations
Revenue
The majority of our revenue comes from the sale of our lidar sensors and accessories both directly to end users and through distributors both domestically and internationally. We recognize revenue from product sales when the performance obligation of transferring control of the product to the customer has been met, generally when the product is shipped. We also recognize revenue by performing services related to product development, validation, licenses, maintenance under our extended warranty contracts and shipping; however, we do not expect product development and validation and license and services to be material components of revenue, cost of revenue or gross margin in the foreseeable future. Performance obligations related to services are generally recognized over time, based on cost-to-cost input basis or straight-line over time. Amounts billed to customers related to shipping and handling are classified as revenue, and we have elected to recognize the cost of shipping activities that occur after control has transferred to the customer as a fulfillment cost rather than a separate performance obligation. All related costs are accrued and recognized within cost of revenue when the related revenue is recognized.
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
R&D expenses consist of personnel-related expenses, including salaries, benefits, and stock-based compensation, for all personnel directly involved in R&D activities, third-party engineering and contractor costs, prototype expenses, amortization of intangible assets, and an allocated portion of overhead, facility and IT costs that support R&D activities.

R&D costs are expensed as they are incurred. Our investment in R&D will continue to grow as we invest in new lidar technology and related software. Our absolute amount of R&D expenses is expected to grow over time; however, we expect R&D as a percentage of revenue to decrease over time as our business grows.
Sales and Marketing Expenses
Our business development, customer support and marketing teams are located in offices worldwide. Selling and marketing expenses consist of personnel-related expenses, including salaries, benefits, and stock-based compensation, for all personnel directly involved in business development, customer support, and marketing activities, and marketing expenses including trade shows, advertising, and demonstration equipment. Sales and marketing expenses also include amortization expense of intangible assets related to customer relationships associated with the acquisitions and an allocated portion of facility and IT costs that support sales and marketing activities. Over the past few years, we have experienced additional sales and marketing expenses as a result of our global expansion, and expect sales and marketing spend as a percentage of revenue to decrease over time as our business grows.
General and Administrative Expenses
General and administrative expenses consist of personnel-related expenses, including salaries, benefits, and stock-based compensation, of our executives and members of the board of directors, finance, human resources, a portion of facility and IT costs that support general and administrative activities, as well as amortization of intangible assets, fees related to legal fees, patent prosecution, accounting, finance and professional services, as well as insurance and bank fees. Our absolute amount of general and administrative expenses will grow over time; however, we expect the general and administrative spend as a percentage of revenue to decrease over time as our business grows. We have experienced and may in the near term experience additional increases in general and administrative expenses related to legal, accounting, finance and professional services costs associated with the Velodyne Merger, litigation activities, hiring more personnel and consultants to support our growing international expansion and compliance with the applicable provisions of the Sarbanes-Oxley Act (“SOX”) and other SEC rules and regulations as a result of being a public company.
Goodwill impairment charges
During the three months ended March 31, 2023, we recorded goodwill impairment charges of approximately $99.4 million. These charges were primarily driven by the decrease in the Company’s market capitalization during the period. Our goodwill impairment analysis includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. There was no addition to goodwill as of March 31, 2024, and as such our remaining goodwill balance was nil.
Interest Income, Interest Expense, and Other Income (Expense), Net
Interest income consists primarily of income earned on our cash and cash equivalents and short-term investments. These amounts will vary based on our respective balances and market rates. Interest expense consists primarily of interest on our debt, amortization of debt issuance costs and discounts. Other income (expense), net consists primarily of realized and unrealized gains and losses on foreign currency transactions and balances, realized gains and losses related to sales of our available-for-sale investments, the change in fair value of the private placement warrant liability.
Income Taxes
Our income tax provision consists of federal, state and foreign current and deferred income taxes. Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in the quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on deferred tax assets as it is more likely than not that some, or all, of our deferred tax assets will not be realized. We continue to maintain a full valuation allowance against our U.S. Federal and state deferred tax assets, excluding specific balances due to the Velodyne Merger. Income tax provision for the three months ended March 31, 2024 and 2023, respectively, was not material to the Company’s unaudited condensed consolidated financial statements.

Results of Operations:
The results of operations presented below should be reviewed in conjunction with the unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report. The following table sets forth our condensed consolidated results of operations data for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Revenue	$25,944	$17,230
Cost of revenue(1)	18,519	17,606
Gross profit (loss)	7,425	(376)
Operating expenses(1):
Research and development	13,806	32,459
Sales and marketing	6,860	13,533
General and administrative	12,580	31,325
Goodwill impairment charges	—	99,409
Total operating expenses	33,246	176,726
Loss from operations	(25,821)	(177,102)
Other income (expense):
Interest income	2,651	1,719
Interest expense	(741)	(1,669)
Other income, net	193	54
Total other income, net	2,103	104
Loss before income taxes	(23,718)	(176,998)
Provision for income tax expense	131	282
Net loss	$(23,849)	$(177,280)

The following table sets forth the components of our unaudited condensed consolidated statements of operations and comprehensive loss data as a percentage of revenue for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(% of total revenue)
Revenue	100%	100%
Cost of revenue(1)	71	102
Gross profit (loss)	29	(2)
Operating expenses (1):
Research and development	53	188
Sales and marketing	26	79
General and administrative	48	182
Goodwill impairment charges	—	577
Total operating expenses	127	1026
Loss from operations	(99)	(1029)
Other income (expense):
Interest income	10	10
Interest expense	(3)	(10)
Other income, net	1	—
Total other income, net	8	1
Loss before income taxes	(91)	(1028)
Provision for income tax expense	1	2
Net loss	(92)%	(1030)%
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Cost of revenue	$913	$774
Research and development	4,188	7,505
Sales and marketing	1,400	2,881
General and administrative	2,903	10,620
Total stock-based compensation	$9,404	$21,780

Comparison of the three months ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,		Change	Change
	2024	2023	$	%
	(dollars in thousands)
Revenue by geographic location:
Americas	$10,624	$9,904	$720	7%
Asia Pacific	6,149	2,669	3,480	130
Europe, Middle East and Africa	9,171	4,657	4,514	97
Total	$25,944	$17,230	$8,714	51%
Revenue
Revenue increased by $8.7 million, or 51%, to $25.9 million for the three months ended March 31, 2024 from $17.2 million for the comparable period in the prior year. The increase in revenue was primarily driven by the launch of the REV7 sensor and full quarter results from the Velodyne product lines.
Geographic Locations
Revenue increased across the geographic regions of Americas; Asia Pacific; and Europe, Middle East and Africa as compared to the comparable period in the prior year. The revenue increases in those geographic regions were primarily attributable to the higher sales levels from the launch of the REV7 sensor in certain geographies, the full quarter impact from the Velodyne Merger, which occurred on February 10, 2023 and our continued focus and investment in our global sales team.
Cost of Revenue

	Three Months Ended March 31,		Change	Change
	2024	2023	$	%
	(dollars in thousands)
Cost of revenue	$18,519	$17,606	$913	5%
Cost of revenue increased by $0.9 million, or 5%, to $18.5 million for the three months ended March 31, 2024 from $17.6 million for the comparable period in the prior year. The increase in cost of revenue was primarily attributable to increased revenues, partially offset primarily by lower inventory write downs and compensation expenses.
Operating Expenses

	Three Months Ended March 31,		Change	Change
	2024	2023	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$13,806	$32,459	$(18,653)	(57)%
Sales and marketing	6,860	13,533	(6,673)	(49)
General and administrative	12,580	31,325	(18,745)	(60)
Goodwill impairment charges	—	99,409	(99,409)	*
Total operating expenses	$33,246	$176,726	$(143,480)	(81)%
*Not meaningful
Research and Development
Research and development expenses decreased by $18.7 million, or 57%, to $13.8 million for the three months ended March 31, 2024 from $32.5 million for the comparable period in the prior year. The decrease was primarily attributable to the reduction in headcount expenses and other costs from the restructuring and cost cutting initiatives implemented in 2023.

Sales and Marketing
Sales and marketing expenses decreased by $6.7 million, or 49%, to $6.9 million for the three months ended March 31, 2024 from $13.5 million for the comparable period in the prior year. The decrease was primarily attributable to the reduction in headcount expenses and other costs from the restructuring and cost cutting initiatives implemented in 2023.
General and Administrative
General and administrative expenses decreased by $18.7 million, or 60%, to $12.6 million for the three months ended March 31, 2024 from $31.3 million for the comparable period in the prior year. The decrease was primarily attributable to the reduction in headcount expenses and other costs from the restructuring and cost cutting initiatives implemented in 2023.
Goodwill Impairment Charges
There was no addition to goodwill as of March 31, 2024 from December 31, 2023, and as such our remaining goodwill balance was nil. Goodwill impairment charges were $99.4 million for the three months ended March 31, 2023 primarily driven by the decrease in the Company’s market capitalization during the period.
Interest Income, Interest Expense and Other Income, Net

	Three Months Ended March 31,		Change	Change
	2024	2023	$	%
	(dollars in thousands)
Interest income	$2,651	$1,719	$932	54%
Interest expense	(741)	(1,669)	928	(56)
Other income, net	193	54	139	257
*Not meaningful
The increase in interest income was primarily attributable to a higher average cash and cash equivalent balances driven by additions from the Velodyne Merger transaction and higher interest rates earned on held balances.
The decrease in interest expense was related to term loan borrowings and amortization of debt issuance costs and discount under our Loan Agreement (as defined below) due to entering into the new UBS Agreement in October 2023, which had a lower interest rate.
Other income, net was not material for the three months ended March 31, 2024 and 2023, respectively.
Income Taxes
We were subject to income taxes in the United States, California, and miscellaneous foreign jurisdictions for the three months ended March 31, 2024 and 2023. Our income tax expense for three months ended March 31, 2024 and 2023 was not material to our unaudited condensed consolidated financial statements.
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
As of March 31, 2024 we had an accumulated deficit of $839.9 million and cash, cash equivalents, restricted cash and short-term investments of approximately $189.5 million. Management believes that our existing sources of liquidity will be adequate to fund our operations for at least twelve months from the date of this Quarterly Report. However, we may need to raise additional capital in the future to support our operations.
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
ATM Agreement
On April 29, 2022, we entered into an open market sale agreement with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. (the “ATM Agreement”), pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $150.0 million under an “at-the-market” offering program. Subject to the terms and conditions of the agreement, we may sell the shares in amounts and at times to be determined by us but we are under no obligation to sell any of the shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common stock, capital needs and determinations by us of the appropriate sources of funding. During the three months ended March 31, 2024, we sold 343,571 shares of common stock for net proceeds of $2.3 million under the ATM Agreement and during the three months ended March 31, 2023, we did not sell any stock under the ATM Agreement. The remaining availability under the ATM Agreement as of March 31, 2024 is approximately $114.4 million. We currently intend to use the net proceeds from the sale of shares pursuant to the ATM Agreement for working capital and general corporate purposes.
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
For additional information regarding the terms of the UBS Agreement, see Note 6 to our unaudited condensed consolidated financial statements included in this Quarterly Report.
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the unaudited condensed consolidated balance sheet as of March 31, 2024, while others are considered future commitments. Our contractual obligations primarily consist of non-cancelable purchase commitments with various parties to purchase goods or services, primarily inventory, entered into in the normal course of business and operating leases. For information regarding our other contractual obligations, refer to Note 8, Commitments and Contingencies and Part II, Item 7 of our 2023 Annual Report.
Cash Flow Summary
The following table summarizes our cash flows from continuing operations for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Net cash (used in) provided by:
Operating activities	$(5,722)	$(53,012)
Investing activities	$(469)	$46,277
Financing activities	$3,653	$18
Operating Activities
During the three months ended March 31, 2024, operating activities used $5.7 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $23.8 million, impacted by our non-cash charges of $12.4 million primarily consisting of depreciation and amortization of $2.9 million, stock-based compensation of $9.4 million, change in right-of-use asset of $1.2 million and inventory write down of $0.7 million. The changes in our operating assets and liabilities of $5.7 million were primarily due to an increase in accounts receivable of $6.1 million, an increase in inventory of $1.4 million, a decrease in accounts payable of $2.6 million and an increase in accrued and other liabilities of $1.8 million.
During the three months ended March 31, 2023, operating activities used $53.0 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $177.3 million, impacted by our non-cash charges of $133.1 million primarily consisting of stock-based compensation of $21.8 million, a $0.1 million change in fair value of warrant liabilities, depreciation and amortization of $6.2 million. The changes in our operating assets and liabilities of $8.9 million were primarily due to an increase in inventories of $2.3 million, decrease in prepaid expenses and other assets of $0.7 million, an increase of accounts payable of $5.5 million and a decrease in accrued and other current liabilities of $2.3 million.
Investing Activities
During the three months ended March 31, 2024, cash used in investing activities was $0.5 million, which was related to purchases of property, plant and equipment, partially offset by sales of short-term investments.
During the three months ended March 31, 2023, cash provided by investing activities was $46.3 million, which was attributed primarily to the Velodyne Merger and proceeds of short-term investments, partially offset by purchases of short-term investments and property, plant and equipment.

Financing Activities
During the three months ended March 31, 2024, cash provided by financing activities was $3.7 million, consisting primarily of $3.6 million of proceeds from the issuance of common stock under the ATM Agreement.
Financing activities for the three months ended March 31, 2023 were not material.
Critical Accounting Estimates
Our critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no significant changes to our critical accounting policies since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 except for the revision in our revenue policies and addition of investments as a significant accounting policy, both in connection with Velodyne Merger, which is described in Note 2 – Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in this Quarterly Report.
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
Interest Rate Risk
As of March 31, 2024, we had cash and cash equivalents, restricted cash and short-term investments of approximately $189.5 million, out of which $21.8 million consisted of institutional money market funds, $82.9 million commercial paper, and $56.6 million consisted of corporate debt and U.S. government agency securities, all of which carries a degree of interest rate risk. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes.
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

In addition, our operating results are subject to risk from interest rate fluctuations on borrowings under our debt financing agreements, which carry variable interest rates. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Because our borrowings under our financing agreements bear interest at variable rates, we are exposed to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of March 31, 2024, we had $44.0 million of variable rate debt outstanding under our Loan Agreement. Based upon a sensitivity analysis of our debt levels on March 31, 2024, an increase or decrease of 1% point in the effective interest rate under our UBS Agreement would cause an increase or decrease in interest expense of approximately $0.4 million over the next 12 months.
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
Item 4. Controls and Procedures
Limitations on Effectiveness of Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15e(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024 due to the material weaknesses in our internal control over financial reporting described below.
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
We did not design and maintain effective controls over the period-end financial reporting process to achieve complete, accurate and timely financial accounting, reporting and disclosures, including segregation of duties and adequate controls related to journal entries and certain other business processes, and verifying transactions are properly classified in the financial statements. These material weaknesses resulted in adjustments to several account balances and disclosures in the consolidated financial statements for the years ended December 31, 2019 and 2018, and adjustments to the equity and warrant liabilities accounts and related disclosures in the unaudited condensed consolidated financial statements for the three months ended March 31, 2024.
Additionally, each of these material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Remediation Measures
We are continuing to execute a remediation plan to address the control deficiencies underlying these material weaknesses. These remediation measures are ongoing and include the following:
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
Changes in Internal Control over Financial Reporting
Other than the remediation measures described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, party to various claims and legal proceedings arising in the ordinary course of our business.
See Part I, Item 1 “Financial Statements (Unaudited) - Note 8, Commitments and Contingencies” and Note 14, “Subsequent Events” in this Quarterly Report, which are incorporated herein by reference.
Item 1A. Risk Factors
Investing in our securities involves a high degree of risk. You should carefully consider the risks described under the heading “Risk Factors” in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 Form 10-K”), the other information in this Quarterly Report, including our unaudited condensed consolidated financial statements and the related notes, as well as our other public filings with the SEC, before deciding to invest in our securities. There have been no material changes to the Company’s risk factors previously disclosed in our 2023 Form 10-K. The occurrence of any of the events described therein could harm our business, financial condition, results of operations, liquidity or prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
In January 2024, certain shareholders of a subsidiary of Velodyne (the "Bluecity Holders") exercised their right to exchange an aggregate of 358,075 shares in such subsidiary into 29,376 shares of our common stock. The Bluecity Holders acquired the shares in the Velodyne subsidiary as consideration for Velodyne’s acquisition of Bluecity Technology, Inc. in October 2022 and were exchangeable into Velodyne shares generally on a one-for-one basis, which ratio was adjusted to reflect the exchange ratio from the Velodyne Merger and our reverse stock split. The shares of our common stock were issued without registration under the Securities Act in reliance on Section 4(a)(2) and/or Regulation S of the Securities Act and the rules and regulations promulgated thereunder.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.

(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.

(c) Insider trading arrangements and policies.
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference

		Form	File No.	Exhibit	Filing Date	Filed/ Furnished herewith
2.1†	Agreement and Plan of Merger, dated as of December 21, 2020, by and among the Company, Beam Merger Sub, Inc. and Ouster, Inc.	S-4/A	333-251611	2.1	2/10/2021
2.2†	Agreement and Plan of Merger, dated November 4, 2022, by and among Velodyne Lidar, Inc., Ouster, Inc., Oban Merger Sub, Inc. and Oban Merger Sub II LLC.	8-K	001-39463	2.1	11/7/2022
3.1	Certificate of Incorporation of Ouster, Inc.	S-4 POS	333-251611	3.1	3/10/2021
3.2.	Certificate of Amendment to Certificate of Incorporation of Ouster, Inc.	8-K	001-39463	3.1	4/20/2023
3.3	Second Amended and Restated Bylaws of Ouster, Inc. (effective as of April 18, 2024).	8-K	001-3946	3.1	4/22/2024
4.1	Warrant Agreement, dated October 14, 2018, by and between Continental Stock Transfer & Trust Company and Velodyne Lidar, Inc.	8-K	001-38703	4.1	10/18/2018
4.2	Warrant to Purchase Common Stock of Velodyne Lidar, Inc., by and between Velodyne Lidar, Inc. and Amazon.com NV Investment Holdings LLC, dated as of February 4, 2022	8-K	001-38703	4.1	2/7/2022
10.1	Executive Transition and Separation Agreement, by and between Anna Brunelle and Ouster, Inc., dated as of February 27, 2023.					*
10.2	Executive Transition Agreement, by and between Adam Dolinko and Ouster, Inc., dated as of February 17, 2023.					*
10.3	Third Amended and Restated Non-Employee Director Compensation Program.					*
10.4	Form of Restricted Stock Grant Notice and Restricted Stock Agreement.					*
10.5	Ouster, Inc. Amended and Restated 2022 Employee Stock Purchase Plan.	DEF 14A	001-39463	Annex A	4/25/2024
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
____________

†	The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ouster, Inc.
Date: May 13, 2024	By:	/s/ Mark Weinswig
	Name:	Mark Weinswig
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)