Form 10-Q
period 2024-06-30
Ouster, Inc.
filed 2024-08-14
CIK 1816581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of August 9, 2024, the registrant had 48,330,292 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Ouster, Inc. (the “Company”, “Ouster,” or “we”) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report other than statements of historical fact, including, without limitation, statements regarding; expected contractual obligations and capital expenditures; the capabilities of and demand for Ouster’s products; Ouster’s anticipated new product launches and developments; including software-related solutions systems, and the timing for those launches and developments; Ouster’s ability to grow its sales and marketing organizations; Ouster’s future results of operations, cash reserve and financial position; projected industry and business trends; the remediation of material weaknesses; potential risks of inventory obsolescence; Ouster’s future business strategy, plans, distribution partnerships, market growth and its objectives for future operations; Ouster’s competitive market position within its industry and the impact of market conditions and other macroeconomic factors on Ouster’s business, financial condition and results of operation, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” “aim,” “forecast,” “should,” “can have,” “likely,” and similar expressions are intended to identify forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and trends that it believes may affect its financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties, and assumptions that may cause actual results to differ materially from those that Ouster expected, including, but not limited to, Ouster’s limited operating history and history of losses; its ability to successfully integrate its business with Velodyne and achieve the anticipated benefits and synergies of the Velodyne Merger; substantial research and development costs needed to develop and commercialize new products; fluctuations in its operating results; Ouster’s ability to maintain competitive average selling prices or high sales volumes or reduce product costs; conditions in its customers’ industries; the competitive environment in which Ouster operates; the negotiating power and product standards of its customers; the creditworthiness of Ouster’s customers; the ability of its lidar technology roadmap and new software solutions to catalyze growth; the selection of Ouster’s products for inclusion in target markets; risks of product delivery problems or defects; costs associated with product warranties; Ouster’s future capital needs and ability to secure additional capital on favorable terms or at all; inaccurate forecasts of market growth; Ouster’s ability to manage growth; Ouster’s ability to grow its sales and marketing organization; risks related to acquisitions; risks related to international operations and compliance; cancellation or postponement of contracts or unsuccessful implementations; Ouster’s ability to maintain inventory and the risk of inventory write-downs; its ability to use tax attributes; Ouster’s dependence on key third-party suppliers, in particular Benchmark Electronics, Inc. and Fabrinet; supply chain constraints and challenges; risks related to Ouster’s indebtedness; Ouster’s ability to recruit and retain key personnel; Ouster’s ability to effectively respond to evolving regulations and standards; Ouster’s ability to adequately protect and enforce its intellectual property rights, including as it relates to Hesai; risks related to operating as a public company; and other important factors discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, that are further updated from time to time in the Company’s other filings with the Securities and Exchange Commission (the “SEC”) that may cause its actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OUSTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$52,687	$50,991
Restricted cash, current	426	552
Short-term investments	131,557	139,158
Accounts receivable, net	14,343	14,577
Inventory	19,453	23,232
Prepaid expenses and other current assets	33,530	34,647
Total current assets	251,996	263,157
Property and equipment, net	9,445	10,228
Unbilled receivable, non-current portion	7,127	10,567
Operating lease, right-of-use assets	16,822	18,561
Intangible assets, net	20,930	24,436
Restricted cash, non-current	1,092	1,091
Other non-current assets	2,463	2,703
Total assets	$309,875	$330,743
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,490	$3,545
Accrued and other current liabilities	48,506	58,166
Contract liabilities, current	13,812	12,885
Operating lease liability, current portion	7,263	7,096
Total current liabilities	74,071	81,692
Operating lease liability, non-current portion	16,239	18,827
Debt	43,973	43,975
Contract liabilities, non-current portion	3,487	4,967
Other non-current liabilities	1,495	1,610
Total liabilities	139,265	151,071
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized at June 30, 2024 and December 31, 2023; 47,167,305 and 43,257,863 issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	44	42
Additional paid-in capital	1,035,087	995,464
Accumulated deficit	(863,744)	(816,026)
Accumulated other comprehensive (loss) income	(777)	192
Total stockholders’ equity	170,610	179,672
Total liabilities and stockholders’ equity	$309,875	$330,743

The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$26,990	$19,396	$52,934	$36,626
Cost of revenue	17,892	19,210	36,411	36,816
Gross profit (loss)	9,098	186	16,523	(190)
Operating expenses:
Research and development	14,432	26,447	28,238	58,906
Sales and marketing	6,750	11,666	13,610	25,199
General and administrative	13,166	17,842	25,746	49,167
Goodwill impairment charges	—	67,266	—	166,675
Total operating expenses	34,348	123,221	67,594	299,947
Loss from operations	(25,250)	(123,035)	(51,071)	(300,137)
Other income (expense):
Interest income	2,251	2,245	4,902	3,964
Interest expense	(740)	(1,728)	(1,481)	(3,397)
Other (expense) income, net	(7)	(165)	186	(111)
Total other income, net	1,504	352	3,607	456
Loss before income taxes	(23,746)	(122,683)	(47,464)	(299,681)
Provision for income tax expense	123	50	254	332
Net loss	$(23,869)	$(122,733)	$(47,718)	$(300,013)
Other comprehensive loss
Changes in unrealized (loss) gain on available for sale securities	(45)	(74)	(504)	(24)
Foreign currency translation adjustments	(293)	23	(465)	(57)
Total comprehensive loss	$(24,207)	$(122,784)	$(48,687)	$(300,094)
Net loss per common share, basic and diluted	$(0.53)	$(3.19)	$(1.08)	$(8.84)
Weighted-average shares used to compute basic and diluted net loss per share	44,737,769	38,448,241	44,077,383	33,937,505
The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2023	43,257,863	$42	$995,464	$(816,026)	$192	$179,672
Issuance of common stock upon exercise of stock options	54,374	—	108	—	—	108
Issuance of restricted stock awards	533,601	1	—	—	—	1
Proceeds from at-the-market offering, net of commissions and fees of $72	343,571	—	2,331	—	—	2,331
Issuance of common stock in connection with Velodyne Merger	29,376	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock	759,919	1	—	—	—	1
Common stock warrants issuable to customer	—	—	195	—	—	195
Stock-based compensation expense	—	—	9,404	—	—	9,404
Net loss	—	—	—	(23,849)	—	(23,849)
Other Comprehensive loss	—	—	—	—	(631)	(631)
Balance — March 31, 2024	44,978,704	44	1,007,502	(839,875)	(439)	167,232
Issuance of common stock upon exercise of stock options	22,486	—	42	—	—	42
Proceeds from at-the-market offering, net of commissions and fees of $492	1,489,300	—	15,774	—	—	15,774
Issuance of common stock in connection with Velodyne Merger	181,840	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock	310,896	—	—	—	—	—
Issuance of common stock to employees under employee stock purchase plan	184,079	—	781	—	—	781
Common stock warrants issuable to customer	—	—	293	—	—	293
Stock-based compensation expense	—	—	10,695	—	—	10,695
Net loss	—	—	—	(23,869)	—	(23,869)
Other Comprehensive loss	—	—	—	—	(338)	(338)
Balance — June 30, 2024	47,167,305	44	1,035,087	(863,744)	(777)	170,610

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2022	18,658,799	$19	$613,665	$(441,916)	$(149)	171,619
Issuance of common stock upon Velodyne Merger	19,483,269	20	306,582	—	—	306,602
Issuance of common stock upon exercise of stock options	10,007	—	18	—	—	18
Issuance of common stock upon vesting of restricted stock	568,675	—	—	—	—	—
Repurchase of common stock	(3,753)	—	—	—	—	—
Stock-based compensation expense	—	—	21,780	—	—	21,780
Vesting of early exercised stock options	—	—	27	—	—	27
Net loss	—	—	—	(177,280)	—	(177,280)
Other Comprehensive loss	—	—	—	—	(30)	(30)
Balance — March 31, 2023	38,716,997	39	942,072	(619,196)	(179)	322,736
Common Stock adjustment reflected as a result of the one-for-10 reverse stock split effectuated on April 6, 2023	85,893	—	—	—	—	—
Issuance of common stock upon exercise of stock options	69,080	—	131	—	—	131
Issuance of common stock upon vesting of restricted stock	385,865	—	—	—	—	—
Issuance of common stock to employees under employee stock purchase plan	62,880	—	310	—	—	310
Common stock warrants issuable to customer	—	—	61	—	—	61
Vesting of early exercised stock options	—	—	71	—	—	71
Stock-based compensation expense	—	—	16,466	—	—	16,466
Net loss	—	—	—	(122,733)	—	(122,733)
Other Comprehensive loss	—	—	—	—	(51)	(51)
Balance — June 30, 2023	39,320,715	$39	$959,111	$(741,929)	$(230)	$216,991

The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(47,718)	$(300,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment charges	—	166,675
Depreciation and amortization	5,397	10,605
Loss on write-off of construction in progress and right-of-use asset impairment	214	1,423
Stock-based compensation	20,099	38,246
Reduction of revenue related to stock warrant issued to customer	488	61
Amortization of right-of-use asset	2,391	2,012
Interest expense	—	889
Amortization of debt issuance costs and debt discount	—	125
Accretion or amortization on short-term investments	(2,933)	(2,097)
Change in fair value of warrant liabilities	27	(126)
Inventory write down	742	5,065
Provision (recovery of) for doubtful accounts	(241)	541
Gain from disposal of property and equipment	(114)	(248)
Realized gain on available for sale securities	$(275)	$—
Changes in operating assets and liabilities:
Accounts receivable	3,915	3,420
Inventory	3,037	(3,644)
Prepaid expenses and other assets	101	(1,126)
Accounts payable	958	(1,741)
Accrued and other liabilities	(9,830)	(4,779)
Contract liabilities	(553)	759
Operating lease liability	(3,071)	(2,525)
Net cash used in operating activities	(27,366)	(86,478)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	502	560
Purchases of property and equipment	(1,741)	(1,973)
Purchase of short-term investments	(49,720)	(48,554)
Proceeds from sales of short-term investments	60,028	72,481
Cash and cash equivalents acquired in the Velodyne Merger	—	32,137
Net cash provided by investing activities	9,069	54,651
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from ESPP purchase	781	310
Proceeds from exercise of stock options	151	150
Proceeds from the issuance of common stock under at-the-market offering, net of commissions and fees	19,498	—
At-the-market offering costs for the issuance of common stock	(95)	—
Net cash provided by financing activities	20,335	460
Effect of exchange rates on cash and cash equivalents	(467)	(56)
Net decrease in cash, cash equivalents and restricted cash	1,571	(31,423)
Cash, cash equivalents and restricted cash at beginning of period	52,634	124,278
Cash, cash equivalents and restricted cash at end of period	$54,205	$92,855

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
SUPPLEMENTAL DISCLOSURES OF OPERATING ACTIVITIES:
Cash paid for interest	$1,487	$2,832
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accrued liabilities	$29	$386
Common stock shares issued in the Velodyne Merger	$—	$297,425
Common stock warrants issued in the Velodyne Merger	$—	$9,177

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
On February 10, 2023, the Company completed the merger with Velodyne Lidar, Inc., a Delaware corporation (“Velodyne”) pursuant to the terms of the Agreement and Plan of Merger (the “Velodyne Merger Agreement”) with Velodyne, Oban Merger Sub, Inc. (“Merger Sub I”) and Oban Merger Sub II LLC (“Merger Sub II”) (the “Velodyne Merger”) dated as of November 4, 2022, accounted for as a business combination with the Company being an accounting acquirer (Note 3).
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

Liquidity
The Company’s principal sources of liquidity are its cash and cash equivalents, short-term investments, cash generated from sales of the Company’s products, sales of common stock under its at-the-market equity offering program and debt financing.
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. The Company has experienced recurring losses from operations, and negative cash flows from operations. As of June 30, 2024, the Company’s existing sources of liquidity included cash, cash equivalents, restricted cash and short-term investments of $185.8 million. The Company has incurred losses and negative cash flows from operations for several years. If the Company continues to incur losses in the future, it may need to improve liquidity and raise additional capital through the issuance of equity and/or debt. There can be no assurance that the Company would be able to raise such capital. However, management believes that the Company’s existing sources of liquidity are adequate to fund its operations for at least twelve months from the date the unaudited condensed consolidated financial statements were available for issuance.
Note 2 – Summary of Significant Accounting Policies
During the six months ended June 30, 2024, there were no significant changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024. The Company has consistently applied the accounting policies to all periods presented in these unaudited condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
The Company considers the applicability and impact of all Accounting Standards Update (“ASUs”). ASUs not referenced herein were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist primarily of cash, cash equivalents, restricted cash, short-term investments and accounts receivable. Although the Company deposits its cash, cash equivalents, restricted cash and short-term investments with financial institutions that Company believes are of high credit quality, its deposits, at times, may exceed federally insured limits. As of June 30, 2024 and December 31, 2023, the Company had cash, cash equivalents, short-term investments and restricted cash with financial institutions in the U.S. of $172.1 million and $184.8 million, respectively. As of June 30, 2024 and December 31, 2023, the Company also had cash with financial institutions in countries other than the U.S. of approximately $13.6 million and $7.0 million, respectively.
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
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable and unbilled receivable was as follows:

	June 30, 2024	December 31, 2023
Customer A	37%	42%
Customer B	11%	12%
Revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Customer E	17%	*	14%	*
* Customer accounted for less than 10% of total revenue in the period.

Concentrations of Supplier Risk
Purchases from the Company’s major suppliers representing 10% or more of total purchases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Supplier A	17%	12%	17%	11%
Supplier B	20%	28%	22%	21%
Accounts payable to the Company’s major suppliers and professional services vendors representing 10% or more of total accounts payable were as follows:

	June 30, 2024	December 31, 2023
Supplier A	35%	*
Supplier B	27%	44%
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

Estimated Fair Value
Purchase consideration	$306,602
Amounts of identifiable assets and liabilities assumed
Cash and cash equivalents	$32,137
Short-term investments	155,031
Accounts receivable, net	8,611
Inventory	9,700
Prepaid expenses and other current assets	4,387
Unbilled receivable, non-current portion	6,657
Property and equipment, net	9,900
Operating lease, right-of-use assets	10,887
Intangible assets, net	13,000
Other non-current assets	1,047
Accounts payable	(3,356)
Accrued and other current liabilities	(32,821)
Contract liabilities, current	(5,475)
Operating lease liability, current portion	(3,735)
Operating lease liability, non-current portion	(11,940)
Contract liabilities, non-current portion	(2,206)
Other non-current liabilities	(745)
Total identifiable net assets	$191,079
Goodwill	115,523
$306,602
Identified intangible assets acquired and their estimated useful lives as of February 10, 2023, were (in thousands, except years):

	Estimated Useful Life (in years)	Estimated Fair Value
Developed technology – Hardware	3	$2,500
Developed technology – Software	5	5,100
Customer relationships	8	5,400
Intangible assets, net	5.9	$13,000
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
The unaudited supplemental pro forma information below presents the combined historical results of operations of the Company and Velodyne as if Velodyne had been acquired as of January 1, 2022 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Revenue	$19,396	$36,626
Net loss	$(122,733)	$(300,013)
The unaudited supplemental pro forma information above includes the following adjustments to net loss in the appropriate pro forma periods (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
An increase in amortization expense related to the fair value of acquired identifiable intangible assets, net of the amortization expense already reflected in actual historical results	$—	$(277)
A decrease in expenses related to the transaction expenses	$—	$6,058
A net increase in revenue related to the impact of the acceleration of the Amazon Warrant vesting recognized by Velodyne at the close of the Velodyne Merger transaction	$—	$3,656
A decrease in expenses related to the impact of the acceleration of the Amazon Warrant vesting recognized by Velodyne at the close of the Velodyne Merger transaction	$—	$26,704
Represents decrease in additional stock-based compensation expense related to Ouster employee terminations due to change in control.	$—	$6,383
Represents a decrease in severance expense in connection with the Velodyne Merger transaction	$—	10,586
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

Note 4. Fair Value of Financial Instruments
The following tables provide information by level for the Company’s assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$18,364	$—	$—	$18,364
Short-term investments:
Commercial paper	—	$72,690	—	72,690
Corporate debt and U.S. government agency securities	—	$58,867	—	58,867
Total short-term investments	—	131,557	—	131,557
Total financial assets	$18,364	$131,557	$—	$149,921
Liabilities
Warrant liabilities	$—	$—	$256	$256
Total financial liabilities	$—	$—	$256	$256

	December 31, 2023
	Level 1	Level 2	Level 3		Total
Assets
Cash and cash equivalents:
Money market funds	$7,354	$—	$—		$7,354
Commercial paper	—	2,989	—		2,989
Short-term investments:
Commercial paper	—	80,620	—	`	80,620
Corporate debt and U.S. government agency securities	—	58,538			58,538
Total short-term investments	$—	$139,158	$—		$139,158
Total financial assets	$7,354	$142,147	$—		$149,501
Liabilities
Warrant liabilities	$—	$—	$229		$229
Total financial liabilities	$—	$—	$229		$229
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

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

Private Placement Warrant Liability
Fair value as of December 31, 2023	$229
Change in the fair value included in other income, net	27
Fair value as of June 30, 2024	$256

Fair value as of December 31, 2022	$180
Change in the fair value included in other income, net	(126)
Fair value as of June 30, 2023	$54
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
Disclosure of Fair Values
The Company’s financial instruments that are not re-measured at fair value include accounts receivable, accounts payable, accrued and other current liabilities and debt. The carrying values of these financial instruments approximate their fair values. The Company acquired short-term investments consisting of commercial paper, corporate debt and U.S. government agency securities as a result of the merger with Velodyne that closed on February 10, 2023 (see Note 3). Unrealized gains and losses on the Company’s short-term investments were not significant as of June 30, 2024 and therefore, the amortized cost of the Company’s short-term investments approximated its fair value.
Note 5. Balance Sheet Components
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Cash	$34,323	$40,648
Cash equivalents:
Money market funds(1)	18,364	7,354
Commercial paper	—	2,989
Total cash and cash equivalents	$52,687	$50,991
(1)The Company maintains a cash sweep account, which is included in money market funds as of June 30, 2024 and December 31, 2023. Cash is invested in short-term money market funds that earn interest.
Restricted Cash
Restricted cash consists of collateral to merchant credit card and certificates of deposit held by a bank as security for outstanding letters of credit. The Company had a restricted cash balance of $1.5 million and $1.6 million as of June 30, 2024 and December 31, 2023, respectively, which has been excluded from the Company’s cash and cash equivalents balances. The Company presented $0.4 million and $0.6 million of the total amount of restricted cash within current assets on the unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively. The remaining restricted cash balance of $1.1 million and $1.1 million is included in non-current assets on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the unaudited condensed consolidated balance sheets to the amounts reported in the unaudited condensed consolidated statements of cash flows (in thousands):

	June 30, 2024	June 30, 2023
Cash and cash equivalents	$52,687	$91,237
Restricted cash, current	426	528
Restricted cash, non-current	1,092	1,090
Total cash, cash equivalents and restricted cash	$54,205	$92,855
Inventory
Inventory, consisting of material, direct and indirect labor, and manufacturing overhead, consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$10,033	$10,062
Work in process	62	75
Finished goods	9,358	13,095
Total inventory	$19,453	$23,232
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid expenses	$5,720	$5,377
Prepaid insurance	1,334	648
Receivable from contract manufacturer	2,193	2,028
Insurance receivable	23,375	23,375
Other current assets	908	3,219
Total prepaid expenses and other current assets	$33,530	$34,647
Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	Estimated Useful Life (in years)	June 30, 2024	December 31, 2023
Machinery and equipment	3	$15,836	$16,535
Computer equipment	3	1,104	1,104
Automotive and vehicle hardware	5	93	22
Software	3	590	593
Furniture and fixtures	7	943	946
Construction in progress		4,988	3,572
Leasehold improvements	Shorter of useful life or lease term	10,910	10,879
		34,464	33,651
Less: Accumulated depreciation		(25,019)	(23,423)
Property and equipment, net		$9,445	$10,228
Depreciation expense associated with property and equipment was $5.4 million and $6.3 million during the six months ended June 30, 2024 and 2023, respectively.

Intangible Assets, Net
The following tables present acquired intangible assets, net as of June 30, 2024 and December 31, 2023 (in thousands):

		June 30, 2024
	Estimated Useful Life (in years)	Gross Carrying amount	Accumulated Amortization	Net Book Value
Developed technology	3-8	$23,500	$(7,868)	$15,632
Vendor relationship	3	6,600	(5,867)	733
Customer relationships	3-8	6,300	(1,735)	4,565
Intangible assets, net		$36,400	$(15,470)	$20,930

		December 31, 2023
	Estimated Useful Life (in years)	Gross Carrying amount	Accumulated Amortization	Net Book Value
Developed technology	3-8	$23,500	$(5,948)	$17,552
Vendor relationship	3	6,600	(4,767)	1,833
Customer relationships	3-8	6,300	(1,249)	5,051
Intangible assets, net		$36,400	$(11,964)	$24,436
Amortization expense was $3.4 million and $3.2 million during the six months ended June 30, 2024 and 2023, respectively.
The following table summarizes estimated future amortization expense of finite-lived intangible assets-net (in thousands):

Years:	Amount
2024 (the remainder of 2024)	$3,101
2025	4,515
2026	3,776
2027	3,682
2028	2,779
Thereafter	3,077
Total	$20,930
Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued legal contingencies	$23,375	$27,500
Uninvoiced receipts	8,707	12,980
Accrued compensation	5,581	6,387
Sales and use tax	2,124	2,667
Other	8,719	8,632
Total accrued and other current liabilities	$48,506	$58,166
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
As of June 30, 2024, the Company was in compliance with the covenants set forth in the UBS Agreement.

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
The private placement warrant liability was initially recognized as a liability at a fair value of $19.4 million and the private placement warrant liability was remeasured to fair value as of June 30, 2024 and 2023, resulting in an immaterial charge for the three and six months ended June 30, 2024 and 2023, respectively, classified within other income, net in the unaudited condensed consolidated statements of operations and comprehensive loss.
The Private Placement warrants were valued using the following assumptions under the Black-Scholes option-pricing model:

	June 30, 2024	December 31, 2023	June 30, 2023
Stock price	$9.83	$7.67	$4.94
Exercise price of warrant	$115.00	$115.00	$115.00
Expected term (years)	1.7	2.2	2.7
Expected volatility	98.00%	94.00%	80.00%
Risk-free interest rate	4.83%	4.19%	4.61%
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
Amazon Warrant
On February 10, 2023, as part of the Velodyne Merger, the Company assumed a warrant agreement and a transaction agreement, pursuant to which Velodyne agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon.com Inc. (“Amazon”), a warrant to acquire, following customary antidilution adjustments, up to an aggregate of 3,263,898 shares of the Company’s common stock at an exercise price of $50.71 per share (the “Amazon Warrant”). The exercise price and the warrant shares issuable upon exercise of the Amazon Warrant are subject to further antidilution adjustments, including in the event the Company makes certain sales of common stock (or securities exercisable or convertible into or exchangeable for shares of the Company’s common stock) at a price less than the exercise price of the Amazon Warrant. As a result of the issuance and sale by the Company of an additional 1,489,300 shares of common stock in the three months ended June 30, 2024 pursuant to the At-Market-Issuance Sales Agreement at prices below the exercise price of the Amazon Warrant, an antidilution adjustment to the terms of the Amazon Warrant occurred (see Note 9), resulting in the increase in the number of shares issuable under the Amazon Warrant by 2,218 shares of common stock and a reduction to the original strike price of the Amazon Warrant to $50.66 per share. As of June 30, 2024, there were 3,266,116 shares of common stock issuable under the Amazon Warrant.
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
The Amazon Warrant shares vest in multiple tranches over time based on payments of up to $100.0 million by Amazon or its affiliates (directly or indirectly through third parties) to the Company in connection with Amazon’s purchase of goods and services. The fair value of the unvested Amazon Warrant, representing 1,219,235 unvested Ouster common stock shares will be recognized as a non-cash stock-based reduction to revenue when Amazon makes payments and vesting conditions become probable of being achieved.
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
In the three months ended June 30, 2024, 56,634 Amazon Warrant shares vested. As of June 30, 2024, there were 2,046,881 Amazon Warrant shares vested.
Note 8. Commitments and Contingencies
Letters of Credit
In connection with certain office leasehold interests in real property located in San Francisco (350 Treat Ave and, 2741 16th Street) and in Paris, the Company obtained letters of credit from certain banks as required by the lease agreements. If the Company defaults under the terms of the applicable lease, the lessor will be entitled to draw upon the letters of credit in the amount necessary to cure the default. The amounts covered by the letters of credit are collateralized by certificates of deposit, which are included in restricted cash on the unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. The outstanding amount of the letters of credit was $1.4 million and $1.4 million as of June 30, 2024 and December 31, 2023, respectively.
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
Litigation
The Company is involved in various legal proceedings arising in the ordinary course of business. Significant judgment is required in both the determination of probability and the determination as to whether any exposure is reasonably estimable. Actual outcomes of these legal and regulatory proceedings may materially differ from our current estimates.

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
On March 13, 2024, the parties to the consolidated securities class action lawsuit filed a stipulation of settlement to settle this lawsuit, without any admission or concession of wrongdoing or liability by Velodyne or the individual defendants. On April 19, 2024, the court preliminarily approved the settlement that provides for a payment of $27.5 million, of which the Company expects approximately $23.4 million to be funded by insurance proceeds. A hearing on final settlement approval has been set for August 16, 2024. The Company accrued for and recorded the entire amount of this $27.5 million settlement liability and recorded the expense within general and administrative expenses in 2023 after concluding that such settlement amount is probable and reasonably estimable. As of December 31, 2023, the Company recorded an insurance receivable of $23.4 million in prepaid expenses and other current assets to be funded by insurance proceeds based on the terms of the settlement. The $23.4 million insurance receivable allows the Company to recover the majority of the settlement expense, resulting in a net charge of $4.1 million in its consolidated statement of operations. The settlement charge of $4.1 million was paid in the three months ended June 30, 2024. The Company will continue to assess the probable amount of insurance proceeds expected to be received in future reporting periods based on any additional facts that arise.
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

(dismissed on November 7, 2023). On November 21, 2023, Velodyne denied all allegations. The 2023 Hall Matter is now set for trial on April 8, 2025. The Company does not believe the claims are meritorious and intends to defend the action vigorously.
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
Ouster Litigation
On June 10, 2021, the Company received a letter from the SEC notifying the Company of an investigation and document subpoena. The subpoena seeks documents regarding projected financial information in CLA’s Form S-4 registration statement filed on December 22, 2020. On August 15, 2023, the SEC informed the Company that they have concluded the investigation and that they do not intend to recommend any enforcement action.
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
On April 11, 2023, the Company also filed a complaint in the District of Delaware alleging patent infringement of the same patents as in the aforementioned Section 337 proceeding against Hesai Group and Hesai Technology Co., Ltd. The complaint seeks monetary damages as well as the issuance of a permanent injunction. On May 30, 2023, the Court granted a stay of the case pending the resolution, including all appeals, of In the Matter of Certain LiDAR (Light Detection and Ranging) Systems and Components Thereof, 337-TA-1363.
On May 17, 2023, Hesai Photonics Technology Co. Ltd. and Hesai Group (collectively “Hesai Photonics”) filed a request for arbitration with JAMS against the Company, Velodyne Lidar, Inc., Velodyne, LLC, and Oban Merger Sub II LLC. Hesai Photonics alleges that the Company is bound by the terms and conditions, including an obligation to arbitrate disputes, of a Settlement Agreement signed in 2020 between Hesai Photonics and Velodyne Lidar, Inc. as a result of the Company’s 2023 merger with Velodyne Lidar, Inc. On June 13, 2023, the Company responded to the arbitration demand. The Company denied all allegations. The Company also disputed that there was an obligation to arbitrate, and thus, alleged that JAMS lacked jurisdiction. The arbitration hearing date is set for November 18, 2024.

On September 14, September 25, and September 26, 2023, Hesai filed Petitions for Inter Partes Review with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of the Company’s patents asserted in the ITC and Delaware patent actions. The Company provided preliminary responses to those petitions in late December 2023 and early January 2024. On March 19, 2024, March 28, 2024, and April 1, 2024, the PTAB issued decisions to institute inter partes review for four of the five patents and declined to institute review of the fifth patent. The case numbers and patents for the four matters in which review has been instituted, and the corresponding hearing dates, are: IPR2023-01421 (Patent No. 11,175,405), hearing date of December 17, 2024; IPR2023-01422 (Patent No. 11,287,515), hearing date of December 17, 2024; IPR2023-01456 (Patent No. 11,178,381), hearing date of January 13, 2025; and IPR2023-01457 (Patent No. 11,190,750), hearing date of January 13, 2025. The matter that was not instituted was IPR2023-01458, involving Patent No. 11,422,236, but on July 25, 2024, the Director of the United States Patent and Trademark Office remanded to the PTAB for further review of its decision not to institute.
Other than as set forth above, as of June 30, 2024 the Company is unable to estimate a possible loss or range of losses in respect to those disclosed matters.
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
During the three months ended June 30, 2024, the Company sold 1,489,300 shares of common stock under the ATM agreement at a weighted-average price of 10.68 per share, for net proceeds of $15.9 million which is net of sales commissions and other fees of approximately $0.5 million.
From the date of the ATM Agreement through June 30, 2024, the Company sold 5,495,117 shares at a weighted-average sales price of $9.17 per share, resulting in cumulative gross proceeds to the Company totaling approximately $52.0 million before deducting offering costs, sales commissions and fees. Cumulative net proceeds to the Company totaled approximately $50.4 million after deducting offering costs, sales commissions and fees. The Company plans to use the net proceeds from this offering for working capital and general corporate purposes.
The remaining availability under the ATM Agreement as of June 30, 2024 is approximately $98.0 million.
Note 10. Stock-based Compensation
As of June 30, 2024, the Company has five equity incentive plans: its Amended and Restated 2015 Stock Plan (the “2015 Plan”), the Sense Photonics, Inc. 2017 Equity Incentive Plan (the “Sense Plan”), the Velodyne Lidar, Inc. 2020 Equity Incentive Plan (the “Velodyne Plan”), its 2021 Incentive Award Plan (the “2021 Plan”) and its Amended and Restated 2022 Employee Stock Purchase Plan (the “2022 ESPP” and, collectively with the 2015 Plan, the Sense Plan, the Velodyne Plan and the 2021 Plan, the “Plans”).

The Plans, other than the 2022 ESPP, provide for the grant of stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance stock unit awards and other forms of equity compensation (collectively, “equity awards”). In addition, the 2021 Plan provides for the grant of performance bonus awards. New equity awards may only be granted under the Velodyne Plan and the 2021 Plan. Awards under the 2021 Plan and Velodyne Plan can be granted to employees, including officers, directors and consultants of the Company and its subsidiaries, in each case, within the limits provided in the 2021 Plan and Velodyne Plan, respectively.
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
During the three and six months ended June 30, 2024, 184,079 shares of common stock were issued under the 2022 ESPP, at a price of $4.24 per share, which represented 85% of the market price of the common stock on November 16, 2023, the first day of the offering period, which was lower than the closing trading price of the common stock on the exercise date. As of June 30, 2024, 0.7 million shares of the Company’s common stock were pending issuance under the 2022 ESPP. The stock-based compensation expense is calculated as of the beginning of the offering period as the fair value of the 2022 ESPP shares utilizing the Black-Scholes option valuation model and is recognized over the offering period.
Stock option activity for the six months ended June 30, 2024 is as follows:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—December 31, 2023	1,871,649	$7.36	6.72	$6,191
Options exercised	(76,860)	1.19
Options cancelled	(6,705)	16.49
Outstanding—June 30, 2024	1,788,084	$7.56	6.19	$7,930
Vested and expected to vest—June 30, 2024	1,788,084	$7.56	6.19	$7,930
Exercisable—June 30, 2024	1,659,069	$7.51	6.19	$7,421
The following table summarizes information about stock options outstanding and exercisable at June 30, 2024.

	Options Outstanding		Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$1.85	212,684	6.02	210,786
2.13	809,709	6.26	745,644
14.22	752,408	6.25	689,706
52.40	13,238	3.67	12,933
	1,788,039		1,659,069
As of June 30, 2024, there was approximately $1.4 million of unamortized stock-based compensation expense related to unvested stock options that is expected to be recognized over a weighted average period of 0.3 years.

Restricted Stock Units
A summary of RSU activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Unvested—December 31, 2023	3,074,939	$13.19
Granted	2,334,378	9.77
Canceled	(127,957)	17.19
Vested	(1,070,815)	12.85
Unvested—June 30, 2024	4,210,545	$11.26
Stock compensation expense is recognized on a straight-line basis over the vesting period of each award of RSUs. As of June 30, 2024, total compensation expense related to unvested RSUs granted to employees, but not yet recognized, was $43.4 million, with a weighted-average remaining vesting period of 1.6 years. RSUs settle into shares of common stock upon vesting.
Restricted Stock Awards
A summary of RSA activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Unvested—December 31, 2023	380,383	$15.30
Granted	533,601	7.94
Canceled	—	—
Vested	(187,610)	12.66
Unvested—June 30, 2024	726,374	$10.58
Stock compensation expense is recognized on a straight-line basis over the vesting period of each award of RSAs. As of June 30, 2024, total compensation expense related to unvested RSAs granted to employees, but not yet recognized, was $5.5 million, with a weighted-average remaining vesting period of 1.2 years. The common stock comprising RSAs is issued at grant but, generally, is subject to a risk of forfeiture if the holder terminates service with the Company and its subsidiaries prior to vesting.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense for all share-based awards in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$1,210	$654	$2,123	$1,428
Research and development	4,650	8,204	8,838	15,709
Sales and marketing	1,492	3,500	2,892	6,381
General and administrative	3,343	4,108	6,246	14,728
Total stock-based compensation	$10,695	$16,466	$20,099	$38,246
The following table summarizes stock-based compensation expense by award type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
RSUs	$7,495	$13,457	$14,304	$29,787
Stock Options	1,512	2,007	3,042	4,012
Employee stock purchase plan	514	224	1,019	408
RSAs	1,174	778	1,734	4,039
Total stock-based compensation	$10,695	$16,466	$20,099	$38,246
Share based compensation recognized upon completion of the Velodyne Merger
The Company recognized $6.1 million of stock-based compensation expense in the six months ended June 30, 2023 related to accelerated vesting of certain RSUs upon completion of the Velodyne Merger and termination of employment of some of its executives and members of the board, who had accelerated vesting provisions in the event of a change in control. Additionally, in the six months ended June 30, 2023, the Company recognized $2.4 million of stock-based compensation expense related to accelerated vesting of certain Velodyne restricted stock units, restricted stock awards and performance-based awards upon completion of the Velodyne Merger and termination of employment of some of Velodyne executives and members of the board.
Note 11. Net Loss Per Common Share
The following table sets forth the computation of basic and diluted net loss per common share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(23,869)	$(122,733)	$(47,718)	$(300,013)
Denominator:
Weighted average shares used to compute basic and diluted net loss per share	44,737,769	38,448,241	44,077,383	33,937,505
Net loss per common share—basic and diluted	$(0.53)	$(3.19)	$(1.08)	$(8.84)
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
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	June 30,
	2024	2023
Options to purchase common stock	1,788,084	2,012,196
Public and private common stock warrants	5,233,635	5,231,417
Restricted Stock Units	4,210,545	2,691,493
Unvested early exercised common stock options	2,003	36,022
ESPP shares pending issuance	711,423	375,260
Restricted Stock Awards	726,374	379,797
Total	12,672,064	10,726,185
Note 12. Income Taxes
The Company’s income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in the quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on the deferred tax assets as it is more likely than not that some, or all, of the Company’s deferred tax assets will not be realized. The Company continues to maintain a full valuation allowance against its net deferred tax assets. Due to tax losses and the offsetting valuation allowance, the income tax provision for the six months ended June 30, 2024 and 2023, respectively, was not material to the Company’s unaudited condensed consolidated financial statements.
Note 13. Revenue
The majority of the Company’s revenue is recognized at a point in time when the customer obtains control of the respective lidar sensor kits. Revenue from the sale of licenses and services was not material for any period presented and, therefore, is not presented separately.
The following table presents total revenues by geographic area based on the location products were shipped to and services provided (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Americas	$13,570	$10,931	$24,194	$20,585
Asia and Pacific	4,566	2,581	10,715	5,465
Europe, Middle East and Africa	8,854	5,884	18,025	10,576
Total	$26,990	$19,396	$52,934	$36,626
Country that accounted for more than 10% of revenue was as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
United States	47%	55%	42%	55%
Sweden	12%	—%	12%	—%
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
Unbilled receivables
A receivable for multi-year licensing services is generally recorded upon invoicing. A receivable for multi-year license contracts is recorded upon delivery, whether or not invoiced, to the extent the Company has an unconditional right to receive payment in the future related to those licenses. As of June 30, 2024, the current portion of these unbilled receivables in the amount of $3.2 million, primarily consisting of unbilled receivables from multi-year license contracts, is included in “Accounts receivable, net” on the unaudited condensed consolidated balance sheet.
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
Contract Liabilities
Contract liabilities consist of deferred revenue, customer advanced payments and customer deposits. Deferred revenue includes billings in excess of revenue recognized related to product sales, licenses, extended warranty and other services revenue, and is recognized as revenue when the Company performs under the contract. The long-term portion of deferred revenue, mostly related to obligations under license arrangements and extended warranty, is classified as non-current contract liabilities. Customer advanced payments represent required customer payments in advance of product shipments according to customer’s payment term. Customer advance payments are recognized as revenue when control of the performance obligation is transferred to the customer. Customer deposits represent consideration received from a customer which can be applied to future product or service purchases, or refunded.

Contract assets and liabilities are presented net at the individual contract level in the unaudited condensed consolidated balance sheet and are classified as current or non-current based on the nature of the underlying contractual rights and obligations.

	June 30, 2024	December 31, 2023

Contract liabilities, current
Deferred revenues from licensing arrangements	$6,800	$4,723
Other contract liabilities	7,012	8,162

Contract liabilities, non-current portion
Deferred revenues from licensing arrangements	1,919	3,997
Other contract liabilities	1,568	970
Total contract liabilities	$17,299	$17,852
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
Other contract liabilities mainly relate to one $6.6 million multi-year contract entered in 2023 with a customer to sell its products. During the three months and six month ended June 30, 2024, the Company partially satisfied the related performance obligation and recognized $0.2 million and $0.6 million, respectively, revenue that was included in the contract liabilities balance. As of June 30, 2024, $5.3 million remained deferred until a future product delivery date.
The following table provides information about contract liabilities (remaining performance obligations) and the significant changes in the balances three months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Beginning balance	$17,852	$744
Contract liabilities acquired in the Velodyne Merger	—	8,385
Net revenue deferred in the period	1,085	6,145
Revenue recognized that was included in the contract liability balance at the beginning of the period	(1,638)	(232)
Ending balance	$17,299	$15,042
Note 14. Subsequent Events
On August 12, 2024, the Company repaid the $44.0 million principal amount outstanding under the UBS Agreement, along with accrued interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the results of operations and financial condition of Ouster, Inc. (“we,” “us,” “our,” the “Company,” “Ouster”) should be read in conjunction with the information set forth in our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report, as well as our audited consolidated financial statements and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Ouster’s Annual Report on Form 10-K (the “2023 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 28, 2024. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Ouster’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in Ouster’s 2023 Annual Report as may be updated from time to time in the Company’s other filings with the SEC.
Unless the context otherwise requires, references in this subsection to “we”, “our”, “Ouster” and “the Company” refer to the business and operations of Ouster, Inc.
Overview
We founded Ouster in 2015 with the invention of our high-performance digital lidar. To continue to grow our business in the coming years, we have expanded and plan to continue to maintain and opportunistically expand our sales and marketing efforts and our software development capabilities, and to accelerate sensor development efforts. We are headquartered in San Francisco, California.
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
Our hardware product offering currently includes four models of sensors in our OS product line: the hemispheric field of view OSDome, the ultra-wide field of view OS0, the mid-range OS1, and the long-range OS2. Within our OS sensor models, we offer numerous customization options, all enabled by embedded software. For each of our models in the OS product line, we offer resolution options of 128 lines vertically (“channels”), 64 channels, or 32 channels, as well as many beam spacing options. On October 19, 2022, we announced the launch of our newest OS series scanning sensors, REV7, powered by our next-generation L3 chip. REV7 features the all-new OSDome sensor, as well as upgraded OS0, OS1, and OS2 sensors that deliver double the range, enhanced object detection, increased precision and accuracy, and greater reliability. The new REV7 sensors offer performance upgrades that we believe will enhance Ouster’s market opportunity, driven by new opportunities for longer-range and mapping applications. We are currently developing our solid-state digital flash (“DF”) product line, which is a suite of short, mid, and long-range solid-state digital lidar sensors that provide uniform precision imaging without motion blur across an entire field of view.
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

We believe the simplicity of our digital lidar design gives us a meaningful advantage in costs related to manufacturing, supply chain and production yields. Within our OS sensor models, we offer numerous customization options, all enabled by embedded software which minimizes changes to manufacturing or inventory. Our main manufacturing partners are Benchmark and Fabrinet, manufacturing the majority of our products at their facilities in Thailand. With the majority of our products being manufactured at the facilities in Thailand, we expect this will continue to reduce our product costs and allow us to continue to rapidly scale production to meet our anticipated product demand. Based on cost quotes for our products in mass production, we anticipate our manufacturing costs per unit will decrease further with higher volumes.
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
Number of Customers in Production. For certain strategic customers and markets, our products must be integrated into a broader platform, which then must be tested, validated, and achieve system-level performance and reliability thresholds that enable commercial production and sales. The time necessary to reach commercial production varies from six months to seven years based on the market and application. For example, the production cycle in the automotive market tends to be substantially longer than in our other target markets, including industrial, robotics, and smart infrastructure. It is critical to our future success in each of our target end markets that our customers reach commercial production and sales and select our products in their commercial production applications and that we avoid unexpected cancellations of major purchases of our products. Because the timelines to reach production vary significantly and the revenue generated by each customer in connection with commercial production and sales is unpredictable, it is difficult for us to reliably predict our financial performance.
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
Supply Chain Continuity. Some of the key components in the products we have designed or are currently designing come from limited or single source suppliers. If these third parties experience financial, operational, manufacturing capacity or other difficulties, or experience shortages in required components, or if they are otherwise unable or unwilling to continue to manufacture these components in required volumes or at all, our supply may be disrupted or be on less favorable terms. For example, we may be required to seek alternate manufacturers or suppliers for our products. It would be time-consuming, and could be costly and impracticable, to begin to use and qualify new manufacturers, components or designs, and such changes could cause significant interruptions in supply and could have an adverse effect on our ability to meet our scheduled product deliveries and may subsequently lead to the loss of sales.
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
Although increasing adoption of lidar technology may generate higher demand, we may not be able to take advantage of demand if we are unable to anticipate regulatory changes and adapt quickly enough to meet such new regulatory standards or requirements applicable to us or to our customers’ products in which our lidar sensors are used. Market acceptance of lidar technology and active safety technology depend upon many factors, including cost, performance, safety performance, regulatory requirements and international taxes or tariffs related to such technologies. These factors may impact the ultimate market acceptance of our lidar technology.
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
Gross Profit and Gross Margin
Our gross profit equals total revenues less our total cost of revenues, and our gross margin is our gross profit expressed as a percentage of total revenue. Our current gross margins are subject to quarterly product mix fluctuations including price and volume volatility.
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
Goodwill Impairment Charges
During the three and six months ended June 30, 2023, we recorded goodwill impairment charges of approximately $67.3 million and $166.7 million, respectively. These charges were primarily driven by the decrease in our market capitalization during the period. Our goodwill impairment analysis includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. There was no addition to goodwill as of June 30, 2024, and as such our remaining goodwill balance was nil.
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
Income Taxes
Our income tax provision consists of federal, state and foreign current and deferred income taxes. Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in the quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on deferred tax assets as it is more likely than not that some, or all, of our deferred tax assets will not be realized. We continue to maintain a full valuation allowance against our U.S. Federal and state deferred tax assets, excluding specific balances due to the Velodyne Merger. Income tax provision for the three and six months ended June 30, 2024 and 2023, was not material to the Company’s unaudited condensed consolidated financial statements.

Results of Operations:
The results of operations presented below should be reviewed in conjunction with the unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report. The following table sets forth our unaudited condensed consolidated results of operations data for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)		(dollars in thousands)
Revenue	$26,990	$19,396	$52,934	$36,626
Cost of revenue(1)	17,892	19,210	36,411	36,816
Gross profit (loss)	9,098	186	16,523	(190)
Operating expenses(1):
Research and development	14,432	26,447	28,238	58,906
Sales and marketing	6,750	11,666	13,610	25,199
General and administrative	13,166	17,842	25,746	49,167
Goodwill impairment charges	—	67,266	—	166,675
Total operating expenses	34,348	123,221	67,594	299,947
Loss from operations	(25,250)	(123,035)	(51,071)	(300,137)
Other income (expense):
Interest income	2,251	2,245	4,902	3,964
Interest expense	(740)	(1,728)	(1,481)	(3,397)
Other (expense) income, net	(7)	(165)	186	(111)
Total other income, net	1,504	352	3,607	456
Loss before income taxes	(23,746)	(122,683)	(47,464)	(299,681)
Provision for income tax expense	123	50	254	332
Net loss	$(23,869)	$(122,733)	$(47,718)	$(300,013)

The following table sets forth the components of our unaudited condensed consolidated statements of operations and comprehensive loss data as a percentage of revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(% of total revenue)		(% of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue(1)	66	99	69	101
Gross profit (loss)	34	1	31	(1)
Operating expenses (1):
Research and development	53	136	53	161
Sales and marketing	25	60	26	69
General and administrative	49	92	49	134
Goodwill impairment charges	—	347	—	455
Total operating expenses	127	635	128	819
Loss from operations	(93)	(634)	(97)	(820)
Other income (expense):
Interest income	8	12	9	11
Interest expense	(3)	(9)	(3)	(9)
Other expense, net	—	(1)	—	0
Total other income, net	5	2	6	2
Loss before income taxes	(88)	(632)	(91)	(818)
Provision for income tax expense	—	—	—	—
Net loss	(88)%	(632)%	(91)%	(818)%
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)		(dollars in thousands)
Cost of revenue	$1,210	$654	$2,123	$1,428
Research and development	4,650	8,204	8,838	15,709
Sales and marketing	1,492	3,500	2,892	6,381
General and administrative	3,343	4,108	6,246	14,728
Total stock-based compensation	$10,695	$16,466	$20,099	$38,246

Comparison of the three months ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,		Change	Change
	2024	2023	$	%
	(dollars in thousands)
Revenue by geographic location:
Americas	$13,570	$10,931	$2,639	24%
Asia and Pacific	4,566	2,581	1,985	77
Europe, Middle East and Africa	8,854	5,884	2,970	50
Total	$26,990	$19,396	$7,594	39%
Revenue
Revenue increased by $7.6 million, or 39%, to $27.0 million for the three months ended June 30, 2024 from $19.4 million for the comparable period in the prior year. The increase in revenue was primarily driven by increased sales of the REV7 sensors as customer increased their purchase levels.
Geographic Locations
Revenue increased across the geographic regions of Americas; Asia and Pacific; and Europe, Middle East and Africa as compared to the comparable period in the prior year. The revenue increases in those geographic regions were primarily attributable to the higher sales levels from the launch of the REV7 sensor in certain geographies and our continued focus and investment in our global sales team.
Cost of Revenue

	Three Months Ended June 30,		Change	Change
	2024	2023	$	%
	(dollars in thousands)
Cost of revenue	$17,892	$19,210	$(1,318)	(7)%
Cost of revenue decreased by $1.3 million, or 7%, to $17.9 million for the three months ended June 30, 2024 from $19.2 million for the comparable period in the prior year. The decrease in cost of revenue was primarily attributable to lower excess and obsolete inventory and compensation related expenses, partially offset by increased shipments over the period.
Operating Expenses

	Three Months Ended June 30,		Change	Change
	2024	2023	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$14,432	$26,447	$(12,015)	(45)%
Sales and marketing	6,750	11,666	(4,916)	(42)
General and administrative	13,166	17,842	(4,676)	(26)
Goodwill impairment charges	—	67,266	(67,266)	*
Total operating expenses:	$34,348	$123,221	$(88,873)	(72)%
*Not meaningful.
Research and Development
Research and development expenses decreased by $12.0 million, or 45%, to $14.4 million for the three months ended June 30, 2024 from $26.4 million for the comparable period in the prior year. The decrease was primarily attributable to the reduction in compensation expenses and other costs from the restructuring and cost reduction initiatives implemented in 2023 after the closing of the Velodyne Merger.

Sales and Marketing
Sales and marketing expenses decreased by $4.9 million, or 42%, to $6.8 million for the three months ended June 30, 2024 from $11.7 million for the comparable period in the prior year. The decrease was primarily attributable to the reduction in compensation expenses and other costs from the restructuring and cost reduction initiatives implemented in 2023 after the closing of the Velodyne Merger.
General and Administrative
General and administrative expenses decreased by $4.7 million, or 26%, to $13.2 million for the three months ended June 30, 2024 from $17.8 million for the comparable period in the prior year. The decrease was primarily attributable to the reduction in compensation expenses and other costs from the restructuring and cost reduction initiatives implemented in 2023 after the closing of the Velodyne Merger.
Goodwill Impairment Charges
There was no addition to goodwill as of June 30, 2024 from December 31, 2023, and as such our remaining goodwill balance was nil. Goodwill impairment charges were $67.3 million for the three months ended June 30, 2023 primarily driven by the decrease in our market capitalization during the period.
Interest Income, Interest Expense and Other Expense, Net

	Three Months Ended June 30,		Change	Change
	2024	2023	$	%
	(dollars in thousands)
Interest income	$2,251	$2,245	$6	—%
Interest expense	(740)	(1,728)	988	(57)
Other expense, net	(7)	(165)	158	(96)

The year-over-year increase in interest income was not material for the three months ended June 30, 2024.
The year-over-year decrease in interest expense was due to entering into the new UBS Agreement in October 2023, which had a lower interest rate.
Other expense, net was not material for the three months ended June 30, 2024 and 2023.
Income Taxes
We were subject to income taxes in the United States and miscellaneous foreign jurisdictions for the three months ended June 30, 2024 and 2023. Our income tax expense for three months ended June 30, 2024 and 2023 was not material to our unaudited condensed consolidated financial statements.
Comparison of the six months ended June 30, 2024 and 2023
Revenue

	Six Months Ended June 30,		Change	Change
	2024	2023	$	%
	(dollars in thousands)
Revenue	$52,934	$36,626	$16,308	45%

Revenue by geographic location:
Americas	$24,194	$20,585	$3,609	18%
Asia and Pacific	10,715	5,465	5,250	96
Europe, Middle East and Africa	18,025	10,576	7,449	70
Total	$52,934	$36,626	$16,308	45%

Revenue
Revenue increased by $16.3 million, or 45%, to $52.9 million for the six months ended June 30, 2024 from $36.6 million for the comparable period in the prior year. The increase in revenue was primarily driven by sales of the REV7 sensor as customers increased their purchase levels and the full period impact from the Velodyne Merger, which occurred on February 10, 2023.
Geographic Locations
Revenue increased across the geographic regions of Americas; Asia and Pacific; and Europe, Middle East and Africa as compared to the comparable period in the prior year. The increase in revenue in those geographic regions were primarily driven by increased sales of the REV7 sensors as customers increased their purchase levels in certain geographies and the full period impact from the Velodyne Merger, which occurred on February 10, 2023.
Cost of Revenue

	Six Months Ended June 30,		Change	Change
	2024	2023	$	%
	(dollars in thousands)
Cost of revenue	$36,411	$36,816	$(405)	(1)%
Cost of revenue decreased by $0.4 million, or 1%, to $36.4 million for the six months ended June 30, 2024 from $36.8 million for the comparable period in the prior year. The decrease in cost of revenue was primarily attributable to lower excess and obsolete inventory charges and compensation expenses.
Operating Expenses

	Six Months Ended June 30,		Change	Change
	2024	2023	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$28,238	$58,906	$(30,668)	(52)%
Sales and marketing	13,610	25,199	(11,589)	(46)
General and administrative	25,746	49,167	(23,421)	(48)
Goodwill impairment charges	—	166,675	(166,675)	*
Total operating expenses	$67,594	$299,947	$(232,353)	(77)%
*Not meaningful.
Research and Development
Research and development expenses decreased by $30.7 million, or 52%, to $28.2 million for the six months ended June 30, 2024 from $58.9 million for the comparable period in the prior year. The decrease was primarily attributable to the reduction in compensation expenses and other costs from the restructuring and cost reduction initiatives implemented in 2023 after the closing of the Velodyne Merger.
Sales and Marketing
Sales and marketing expenses decreased by $11.6 million, or 46%, to $13.6 million for the six months ended June 30, 2024 from $25.2 million for the comparable period in the prior year. The decrease was primarily attributable to the reduction in compensation expenses and other costs from the restructuring and cost reduction initiatives implemented in 2023 after the closing of the Velodyne Merger.
General and Administrative
General and administrative expenses decreased by $23.4 million, or 48%, to $25.7 million for the six months ended June 30, 2024 from $49.2 million for the comparable period in the prior year. The decrease was primarily attributable to the reduction in compensation expenses and other costs from the restructuring and cost reduction initiatives implemented in 2023 after the closing of the Velodyne Merger.

Goodwill Impairment Charges
There was no addition to goodwill as of June 30, 2024 from December 31, 2023, and as such our remaining goodwill balance was nil. Goodwill impairment charges were $166.7 million for the six months ended June 30, 2023 primarily driven by the decrease in our market capitalization during the period.
Interest Income, Interest Expense and Other Income (Expense), Net

	Six Months Ended June 30,		Change	Change
	2024	2023	$	%
	(dollars in thousands)
Interest income	$4,902	$3,964	$938	24%
Interest expense	(1,481)	(3,397)	1,916	(56)
Other income (expense), net	186	(111)	297	(268)
The year-over-year increase in interest income was primarily attributable to higher average cash and cash equivalent balances driven by additions through the Velodyne Merger transaction and higher interest rates earned on held balances.
The year-over-year decrease in interest expense was due to entering into the new UBS Agreement in October 2023, which had a lower interest rate.
Other income (expense), net was not material for the six months ended June 30, 2024 and 2023.
Income Taxes
We were subject to income taxes in the United States and miscellaneous foreign jurisdictions for the six months ended June 30, 2024 and 2023. Our income tax expense for the six months ended June 30, 2024 and 2023 was not material to the Company’s unaudited condensed consolidated financial statements.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and short-term investments, cash generated from sales of our products, sales of common stock under our at-the market equity offering program and proceeds from debt financing.
Our primary requirements for liquidity and capital are working capital, inventory management, capital expenditures, public company costs and general corporate needs. We expect these needs to continue as we develop and grow our business.
As of June 30, 2024 we had an accumulated deficit of $863.7 million and cash, cash equivalents, restricted cash and short-term investments of $185.8 million. Management believes that our existing sources of liquidity will be adequate to fund our operations for at least twelve months from the date of this Quarterly Report. However, we may need to raise additional capital in the future to support our operations.
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

ATM Agreement
On April 29, 2022, we entered into an open market sale agreement with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. (the “ATM Agreement”), pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $150.0 million under an “at-the-market” offering program. Subject to the terms and conditions of the agreement, we may sell the shares in amounts and at times to be determined by us but we are under no obligation to sell any of the shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common stock, capital needs and determinations by us of the appropriate sources of funding. During the three and six months ended June 30, 2024, we sold 1,489,300 and 1,832,871 shares of common stock, respectively, generating net proceeds of $15.9 million and $18.2 million, respectively, under the ATM Agreement. During the three and six months ended June 30, 2023, we did not sell any common stock under the ATM Agreement. The remaining availability under the ATM Agreement as of June 30, 2024 is approximately $98.0 million. We currently intend to use the net proceeds from the sale of shares pursuant to the ATM Agreement for working capital and general corporate purposes.
Debt Arrangements
On April 29, 2022, we entered into the Loan Agreement with Hercules Capital, which provided us with a term loan facility of up to $50.0 million, subject to terms and conditions (the “Term Loan Facility”). As of December 31, 2022, $40.0 million had been drawn under the Term Loan Facility, and could be used for general working capital purposes subject to certain terms and conditions.
On October 25, 2023, we entered into the Credit Line Account Application and Agreement for Organizations and Businesses (the “Credit Agreement”) and the Addendum to Credit Line Account Application and Agreement (the “Addendum”; and the Credit Agreement as amended, modified, and/or supplemented by the Addendum, the “UBS Agreement”) by and among the Company, UBS Bank USA (the “Bank”), and UBS Financial Services Inc. The UBS Agreement provided us with a revolving credit line of up to $45.0 million, subject to certain terms and conditions. We initially borrowed $44.0 million, and all of the proceeds were used to prepay and terminate our Term Loan Facility with Hercules on October 25, 2023.
On August 12, 2024, we repaid the $44.0 million principal amount outstanding under the UBS Agreement, along with accrued interest, and terminated all commitments and obligations thereunder. We funded the repayment of the outstanding revolving loans under the UBS Agreement with cash on hand.
During the term of the UBS Agreement, we agreed to maintain minimum liquidity, comprised of unencumbered cash and cash equivalents, U.S. treasuries and other assets acceptable to the Bank, of $52.0 million in an account maintained with the Bank or its affiliates at all times. The facility under the UBS Agreement was secured by our assets in securities accounts and any other accounts maintained with the Bank or its affiliates, and any supporting obligations, general intangibles and other rights ancillary or attributable to such assets, subject to customary exceptions.
Loans under the UBS Agreement bore interest at a rate equal to (x) for variable rate loans, the sum of (i) the applicable SOFR average plus 0.110%, plus (ii) 1.20%, and (y) for fixed rate loans, the sum of either (1) CME Term Rate or (2) the U.S. Treasury Rate, as applicable and as defined in the UBS Agreement, as determined based on the duration of the advance, plus the applicable liquidity premium with a range of 0.15% to 0.50%, as set forth in the UBS Agreement.
The UBS Agreement required us to pay an unused line fee in an amount equal to (i) the commitment amount of $45.0 million less the average daily balance of the sum of the principal amount of the obligations outstanding during the preceding calendar quarter, multiplied by (ii) 0.50% per annum, and such unused line fee is payable quarterly in arrears on the last day of each calendar quarter.
For additional information, see Note 6, Debt to our unaudited condensed consolidated financial statements included in this Quarterly Report.
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the unaudited condensed consolidated balance sheet as of June 30, 2024, while others are considered future commitments. Our contractual obligations primarily consist of non-cancelable purchase commitments with various parties to purchase goods or services, primarily inventory, entered into in the normal course of business and operating leases. For information regarding our other contractual obligations, refer to Note 8, Commitments and Contingencies and Part II, Item 7 of our 2023 Annual Report.

Cash Flow Summary
The following table summarizes our cash flows from continuing operations for the periods presented:

	Six Months Ended June 30,
	2024	2023
	(dollars in thousands)
Net cash (used in) provided by:
Operating activities	$(27,366)	$(86,478)
Investing activities	$9,069	$54,651
Financing activities	$20,335	$460
Operating Activities
During the six months ended June 30, 2024, operating activities used $27.4 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $47.7 million, offset by our non-cash charges of $25.8 million, primarily consisting of depreciation and amortization of $5.4 million, stock-based compensation of $20.1 million, a change in right-of-use asset of $2.4 million and inventory write down of $0.7 million. The changes in our operating assets and liabilities of $5.4 million were primarily due to a decrease in accounts receivable of $3.9 million, decrease in inventory of $3.0 million, an increase in prepaid expenses and other assets of $0.1 million, an increase in accounts payable of $1.0 million and a decrease in accrued and other liabilities of $9.8 million.
During the six months ended June 30, 2023, operating activities used $86.5 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $300.0 million, offset by our non-cash charges of $223.2 million, primarily consisting of goodwill impairment charges of $166.7 million, depreciation and amortization of $10.6 million, loss on write-off of construction in progress and right-of-use asset impairment of $1.4 million, stock-based compensation of $38.2 million, a change in right-of-use asset of $2.0 million and inventory write down of $5.1 million. The changes in our operating assets and liabilities of $9.6 million were primarily due to an increase in accounts receivable of $3.4 million, increase in inventory of $3.6 million, a decrease in accounts payable of $1.7 million and an increase in accrued and other liabilities of $4.8 million.
Investing Activities
During the six months ended June 30, 2024, cash provided by investing activities was $9.1 million, consisting primarily of $60.0 million proceeds from short-term investments and purchases of short-term investments of $49.7 million.
During the six months ended June 30, 2023, cash provided by investing activities was $54.7 million, which was attributed primarily to the Velodyne Merger and proceeds from sales of short-term investments.
Financing Activities
During the six months ended June 30, 2024, cash provided by financing activities was $20.3 million, consisting primarily of $19.5 million of proceeds from the issuance of common stock under the ATM Agreement. Financing activities for the six months ended June 30, 2023 were not material.
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
Interest Rate Risk
As of June 30, 2024, we had cash and cash equivalents, restricted cash and short-term investments of $185.8 million, out of which $18.4 million consisted of institutional money market funds, $72.7 million commercial paper, and $58.9 million consisted of corporate debt and U.S. government agency securities, all of which carries a degree of interest rate risk. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes.
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
In addition, our operating results are subject to risk from interest rate fluctuations on borrowings under our debt financing agreements, which carry variable interest rates. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. Because our borrowings under our financing agreements bear interest at variable rates, we are exposed to market risks relating to changes in interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. As of June 30, 2024, we had $44.0 million of variable rate debt outstanding under our Loan Agreement. Based upon a sensitivity analysis of our debt levels on June 30, 2024, an increase or decrease of 1% point in the effective interest rate under our UBS Agreement would cause an increase or decrease in interest expense of approximately $0.4 million over the next 12 months.
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

Item 4. Controls and Procedures
Limitations on Effectiveness of Controls and Procedures
We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024 due to the material weaknesses in our internal control over financial reporting described below.
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
This material weakness also contributed to the following additional material weaknesses.
We did not design and maintain effective controls over the period-end financial reporting process to achieve complete, accurate and timely financial accounting, reporting and disclosures, including segregation of duties and adequate controls related to journal entries and certain other business processes, and verifying transactions are properly classified in the financial statements.
These material weaknesses resulted in adjustments to several account balances and disclosures in the consolidated financial statements for the years ended December 31, 2019 and 2018, and adjustments to the equity and warrant liabilities accounts and related disclosures in the unaudited condensed consolidated financial statements for the three months ended March 31, 2021. The material weakness related to the control environment also resulted in an immaterial adjustment, which was recorded prior to the issuance of the unaudited condensed consolidated financial statements as of June 30, 2024.
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
•Continuing to operate internal controls for financial close and reporting including review of accounting policies, journal entry review controls, period end close procedures, financial statement preparation, review, and reporting, and controls within various business processes as they relate to financial reporting, including controls to ensure segregation of duties. This included controls around classification of balances in our financial statements and strengthening processes for management oversight over financial reporting and disclosure controls. We have designed and implemented these controls in the previous financial years.
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
Changes in Internal Control over Financial Reporting
Other than the remediation measures described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, party to various claims and legal proceedings arising in the ordinary course of our business. See Part I, Item 1 “Financial Statements (Unaudited) - Note 8, Commitments and Contingencies,” incorporated herein by reference, for a discussion of material legal proceedings.
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
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
In April and June 2024, certain shareholders of a subsidiary of Velodyne (the "BlueCity Holders") exercised their right to exchange an aggregate of 1,991,324 and 225,180 shares in such subsidiary into 163,367 and 18,473 shares of our common stock, respectively. The BlueCity Holders acquired the shares in the Velodyne subsidiary as consideration for Velodyne’s acquisition of BlueCity Technology, Inc. in October 2022, and the shares were exchangeable into Velodyne shares generally on a one-for-one basis, which ratio was adjusted to reflect the exchange ratio from the Velodyne Merger and our reverse stock split. The shares of our common stock were issued without registration under the Securities Act in reliance on Section 4(a)(2) and/or Regulation S of the Securities Act and the rules and regulations promulgated thereunder.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
On August 12, 2024, the Company repaid in full all outstanding indebtedness and terminated all commitments and obligations under the UBS Agreement. The UBS Agreement payoff amount included revolving loans in the principal amount of $44.0 million, plus accrued but unpaid interest. The Company funded the repayment of the outstanding loans under the UBS Agreement with cash on hand.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider trading arrangements and policies.
On May 21, 2024, Mark Weinswig, the Company’s Chief Financial Officer, adopted a “Rule 10b5-1 trading arrangement” (the “Weinswig 10b5-1 Plan”) as defined in Item 408(a) of Regulation S-K. The Weinswig 10b5-1 Plan provides for the periodic sale between November 20, 2024 and January 20, 2025 of up to (i) 31,397 shares of common stock and (ii) the net number of shares of common stock underlying 7,000 restricted stock units received after giving effect to the number of shares sold to satisfy tax withholding obligations on the vesting date specified under the Weinswig 10b5-1 Plan (such total number of shares is not determinable).
Other than as described above, during the three months ended June 30, 2024, no director or officer of the Company, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” intended to satisfy the affirmative defense of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference

		Form	File No.	Exhibit	Filing Date	Filed/ Furnished herewith
2.1†	Agreement and Plan of Merger, dated as of December 21, 2020, by and among the Company, Beam Merger Sub, Inc. and Ouster, Inc.	S-4/A	333-251611	2.1	2/10/2021
2.2†	Agreement and Plan of Merger, dated November 4, 2022, by and among Velodyne Lidar, Inc., Ouster, Inc., Oban Merger Sub, Inc. and Oban Merger Sub II LLC.	8-K	001-39463	2.1	11/7/2022
3.1	Certificate of Incorporation of Ouster, Inc.	S-4 POS	333-251611	3.1	3/10/2021
3.2	Certificate of Amendment to Certificate of Incorporation of Ouster, Inc.	8-K	001-39463	3.1	4/20/2023
3.3	Second Amended and Restated Bylaws of Ouster, Inc. (effective as of April 18, 2024)	8-K	001-39463	3.1	4/22/2024
4.1	Warrant Agreement, dated October 14, 2018, by and between Continental Stock Transfer & Trust Company and Velodyne Lidar, Inc.	8-K	001-38703	4.1	10/18/2018
4.2	Warrant to Purchase Common Stock of Velodyne Lidar, Inc., by and between Velodyne Lidar, Inc. and Amazon.com NV Investment Holdings LLC, dated as of February 4, 2022	8-K	001-38703	4.1	2/7/2022
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
____________

†	The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ouster, Inc.
Date: August 13, 2024	By:	/s/ Mark Weinswig
	Name:	Mark Weinswig
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)