Form 10-Q
period 2024-09-30
Ouster, Inc.
filed 2024-11-08
CIK 1816581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
N/A
(Former name, former address, and former fiscal year, if changed since last report)
_______________________

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	OUST	New York Stock Exchange
Warrants to purchase common stock expiring 2026	OUST WS	New York Stock Exchange
Warrants to purchase common stock expiring 2025	OUST WSA	NYSE American
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

As of November 4, 2024, the registrant had 49,770,639 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Ouster, Inc. (the “Company”, “Ouster,” or “we”) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report other than statements of historical fact, including, without limitation, statements regarding: expected contractual obligations and capital expenditures; the capabilities of and demand for Ouster’s products; Ouster’s anticipated new product launches and developments, including software-related solutions systems, and the timing for those launches and developments; Ouster’s ability to grow its sales and marketing organization; Ouster’s future results of operations, cash reserve and financial position; projected industry and business trends; the remediation of material weaknesses; potential risks of inventory obsolescence; Ouster’s future business strategy, plans, distribution partnerships, market growth and its objectives for future operations; Ouster’s competitive market position within its industry and the impact of market conditions and other macroeconomic factors on Ouster’s business, financial condition and results of operation, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” “aim,” “forecast,” “should,” “can have,” “likely,” and similar expressions are intended to identify forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and trends that it believes may affect its financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties, and assumptions that may cause actual results to differ materially from those that Ouster expected, including, but not limited to, Ouster’s limited operating history and history of losses; its ability to successfully integrate its business with Velodyne and achieve the anticipated benefits and synergies of the Velodyne Merger; substantial research and development costs needed to develop and commercialize new products; fluctuations in its operating results; Ouster’s ability to maintain competitive average selling prices or high sales volumes or reduce product costs; conditions in its customers’ industries; the competitive environment in which Ouster operates; the negotiating power and product standards of its customers; the creditworthiness of Ouster’s customers; the ability of its lidar technology roadmap and new software solutions to catalyze growth; the selection of Ouster’s products for inclusion in target markets; risks of product delivery problems or defects; costs associated with product warranties; Ouster’s future capital needs and ability to secure additional capital on favorable terms or at all; inaccurate forecasts of market growth; Ouster’s ability to manage growth; Ouster’s ability to grow its sales and marketing organization; risks related to acquisitions; risks related to international operations and compliance; cancellation or postponement of contracts or unsuccessful implementations; Ouster’s ability to maintain inventory and the risk of inventory write-downs; its ability to use tax attributes; Ouster’s dependence on key third-party suppliers, in particular Benchmark Electronics, Inc. (“Benchmark”) and Fabrinet; and its supply chain constraints and challenges; risks related to Ouster’s indebtedness; Ouster’s ability to recruit and retain key personnel; Ouster’s ability to effectively respond to evolving regulations and standards; Ouster’s ability to adequately protect and enforce its intellectual property rights, including as it relates to Hesai; risks related to operating as a public company; and other important factors discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, that are further updated from time to time in the Company’s other filings with the Securities and Exchange Commission (the “SEC”) that may cause its actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OUSTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$44,388	$50,991
Restricted cash, current	439	552
Short-term investments	107,045	139,158
Accounts receivable, net	18,412	14,577
Inventory	18,625	23,232
Prepaid expenses and other current assets	11,252	34,647
Total current assets	200,161	263,157
Property and equipment, net	8,836	10,228
Operating lease, right-of-use assets	15,607	18,561
Unbilled receivable, non-current portion	7,214	10,567
Intangible assets, net	19,172	24,436
Restricted cash, non-current	1,892	1,091
Other non-current assets	2,344	2,703
Total assets	$255,226	$330,743
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,862	$3,545
Accrued and other current liabilities	28,907	58,166
Contract liabilities, current	22,121	12,885
Operating lease liability, current portion	7,244	7,096
Total current liabilities	64,134	81,692
Operating lease liability, non-current portion	14,693	18,827
Debt	—	43,975
Contract liabilities, non-current portion	3,356	4,967
Other non-current liabilities	1,294	1,610
Total liabilities	83,477	151,071
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized at September 30, 2024 and December 31, 2023; 49,542,659 and 43,257,863 issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	47	42
Additional paid-in capital	1,061,180	995,464
Accumulated deficit	(889,334)	(816,026)
Accumulated other comprehensive (loss) income	(144)	192
Total stockholders’ equity	171,749	179,672
Total liabilities and stockholders’ equity	$255,226	$330,743

The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$28,075	$22,209	$81,009	$58,835
Cost of revenue	17,321	19,116	53,732	55,932
Gross profit	10,754	3,093	27,277	2,903
Operating expenses:
Research and development	15,127	16,678	43,365	75,584
Sales and marketing	7,197	7,887	20,807	33,086
General and administrative	15,938	14,270	41,684	63,437
Goodwill impairment charges	—	—	—	166,675
Total operating expenses	38,262	38,835	105,856	338,782
Loss from operations	(27,508)	(35,742)	(78,579)	(335,879)
Other income (expense):
Interest income	2,149	2,495	7,051	6,459
Interest expense	(342)	(1,825)	(1,823)	(5,222)
Other income (expense), net	74	(13)	260	(124)
Total other income, net	1,881	657	5,488	1,113
Loss before income taxes	(25,627)	(35,085)	(73,091)	(334,766)
Provision for income tax expense (benefit)	(37)	17	217	349
Net loss	$(25,590)	$(35,102)	$(73,308)	$(335,115)
Other comprehensive income (loss)
Changes in unrealized gain (loss) on available for sale securities	298	63	(206)	40
Foreign currency translation adjustments	335	(213)	(130)	(271)
Total comprehensive loss	$(24,957)	$(35,252)	$(73,644)	$(335,346)
Net loss per common share, basic and diluted	$(0.54)	$(0.89)	$(1.62)	$(9.39)
Weighted-average shares used to compute basic and diluted net loss per share	47,684,363	39,228,118	45,287,763	35,670,408
The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2023	43,257,863	$42	$995,464	$(816,026)	$192	$179,672
Issuance of common stock upon exercise of stock options	54,374	—	108	—	—	108
Issuance of restricted stock awards	533,601	1	—	—	—	1
Proceeds from at-the-market offering, net of commissions and fees of $72	343,571	—	2,331	—	—	2,331
Issuance of common stock in connection with Velodyne Merger	29,376	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock	759,919	1	—	—	—	1
Common stock warrants issuable to customer	—	—	195	—	—	195
Stock-based compensation expense	—	—	9,404	—	—	9,404
Net loss	—	—	—	(23,849)	—	(23,849)
Other Comprehensive loss	—	—	—	—	(631)	(631)
Balance — March 31, 2024	44,978,704	44	1,007,502	(839,875)	(439)	167,232
Issuance of common stock upon exercise of stock options	22,486	—	42	—	—	42
Proceeds from at-the-market offering, net of commissions and fees of $492	1,489,300	—	15,774	—	—	15,774
Issuance of common stock in connection with Velodyne Merger	181,840	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock	310,896	—	—	—	—	—
Issuance of common stock to employees under employee stock purchase plan	184,079	—	781	—	—	781
Common stock warrants issuable to customer	—	—	293	—	—	293
Stock-based compensation expense	—	—	10,695	—	—	10,695
Net loss	—	—	—	(23,869)	—	(23,869)
Other Comprehensive loss	—	—	—	—	(338)	(338)
Balance — June 30, 2024	47,167,305	44	1,035,087	(863,744)	(777)	170,610
Issuance of common stock upon exercise of stock options	9,687	—	18	—	—	18
Proceeds from at-the-market offering, net of commissions and fees of $551	1,649,310	2	14,183	—	—	14,185
Issuance of common stock upon vesting of restricted stock	716,357	1	—	—	—	1
Common stock warrants issuable to customer	—	—	373	—	—	373
Stock-based compensation expense	—	—	11,519		—	11,519
Net loss	—	—	—	(25,590)	—	(25,590)
Other Comprehensive loss	—	—	—	—	633	633
Balance — September 30, 2024	49,542,659	$47	$1,061,180	$(889,334)	$(144)	$171,749

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2022	18,658,799	$19	$613,665	$(441,916)	$(149)	171,619
Issuance of common stock upon Velodyne Merger	19,483,269	20	306,582	—	—	306,602
Issuance of common stock upon exercise of stock options	10,007	—	18	—	—	18
Issuance of common stock upon vesting of restricted stock	568,675	—	—	—	—	—
Repurchase of common stock	(3,753)	—	—	—	—	—
Stock-based compensation expense	—	—	21,780	—	—	21,780
Vesting of early exercised stock options	—	—	27	—	—	27
Net loss	—	—	—	(177,280)	—	(177,280)
Other Comprehensive loss	—	—	—	—	(30)	(30)
Balance — March 31, 2023	38,716,997	39	942,072	(619,196)	(179)	322,736
Common Stock adjustment reflected as a result of the one-for-10 reverse stock split effectuated on April 6, 2023	85,893	—	—	—	—	—
Issuance of common stock upon exercise of stock options	69,080	—	131	—	—	131
Issuance of common stock upon vesting of restricted stock	385,865	—	—	—	—	—
Issuance of common stock to employees under employee stock purchase plan	62,880	—	310	—	—	310
Common stock warrants issuable to customer	—	—	61	—	—	61
Vesting of early exercised stock options	—	—	71	—	—	71
Stock-based compensation expense	—	—	16,466	—	—	16,466
Net loss	—	—	—	(122,733)	—	(122,733)
Other Comprehensive loss	—	—	—	—	(51)	(51)
Balance — June 30, 2023	39,320,715	$39	$959,111	$(741,929)	$(230)	$216,991
Proceeds from at-the-market offering, net of commissions and fees of $122 and issuance costs of $329	802,832	—	3,616	—	—	3,616
Issuance of common stock upon exercise of stock options	47,710	—	93	—	—	93
Issuance of common stock upon exercise of restricted stock	454,944	—	—	—	—	—
Common stock warrants issuable to customer	—	—	227	—	—	227
Stock-based compensation expense	—	—	8,372	—	—	8,372
Net loss	—	—	—	(35,102)	—	(35,102)
Other Comprehensive loss	—	—	—	—	(150)	(150)
Balance — September 30, 2023	40,626,201	$39	$971,419	$(777,031)	$(380)	$194,047

The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(73,308)	$(335,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment charges	—	166,675
Depreciation and amortization	7,843	14,290
Loss on write-off and disposal of property and equipment and right-of-use asset impairment	468	1,175
Gain on lease termination	—	(807)
Stock-based compensation	31,618	46,618
Reduction of revenue related to stock warrant issued to customer	861	288
Amortization of right-of-use asset	3,606	3,268
Interest expense	—	1,112
Amortization of debt issuance costs and debt discount	—	190
Accretion or amortization on short-term investments	(4,239)	(3,303)
Change in fair value of warrant liabilities	(191)	(67)
Inventory write down	756	8,223
Provision (recovery of) for doubtful accounts	(894)	1,015
Realized gain on available for sale securities	(275)	—
Changes in operating assets and liabilities:
Accounts receivable	412	4,498
Inventory	3,851	(4,474)
Prepaid expenses and other assets	22,499	676
Accounts payable	2,338	(4,112)
Accrued and other liabilities	(29,466)	(10,229)
Contract liabilities	7,625	410
Operating lease liability	(4,637)	(4,034)
Net cash used in operating activities	(31,133)	(113,703)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	668	560
Purchases of property and equipment	(2,307)	(2,633)
Purchase of short-term investments	(85,585)	(82,021)
Proceeds from sales of short-term investments	122,082	115,481
Cash and cash equivalents acquired in the Velodyne Merger	—	32,137
Net cash provided by investing activities	34,858	63,524
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from ESPP purchase	781	310
Proceeds from exercise of stock options	170	243
Repayment of borrowings	(43,975)	—
Proceeds from the issuance of common stock under at-the-market offering, net of commissions and fees	33,792	2,936
At-the-market offering costs for the issuance of common stock	(202)	(104)
Net cash (used) provided by financing activities	(9,434)	3,385
Effect of exchange rates on cash and cash equivalents	(206)	(269)
Net decrease in cash, cash equivalents and restricted cash	(5,915)	(47,063)
Cash, cash equivalents and restricted cash at beginning of period	52,634	124,278
Cash, cash equivalents and restricted cash at end of period	$46,719	$77,215

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
SUPPLEMENTAL DISCLOSURES OF OPERATING ACTIVITIES:
Cash paid for interest	$2,073	$4,362
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accrued liabilities	$(17)	$470
Common stock shares issued in the Velodyne Merger	$—	$297,425
Common stock warrants issued in the Velodyne Merger	$—	$9,177

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
Basis of Presentation and Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries (all of which are wholly owned) and have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) applicable to interim periods. All intercompany balances and transactions have been eliminated in consolidation. The presentation of certain prior period amounts has been reclassified to conform with current period presentation.
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
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. The Company has experienced recurring losses from operations, and negative cash flows from operations. As of September 30, 2024, the Company’s existing sources of liquidity included cash, cash equivalents, restricted cash and short-term investments of $153.8 million. The Company has incurred losses and negative cash flows from operations for several years. If the Company continues to incur losses in the future, it may need to improve liquidity and raise additional capital through the issuance of equity and/or debt. There can be no assurance that the Company would be able to raise such capital. However, management believes that the Company’s existing sources of liquidity are adequate to fund its operations for at least twelve months from the date the unaudited condensed consolidated financial statements were available for issuance.
Note 2 – Summary of Significant Accounting Policies
During the nine months ended September 30, 2024, there were no significant changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024. The Company has consistently applied the accounting policies to all periods presented in these unaudited condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
The Company considers the applicability and impact of all Accounting Standards Update (“ASUs”). ASUs not referenced below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. This guidance requires additional disclosure of certain amounts included in the expense captions presented on the Statement of Operations as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is in the process of assessing the impact the adoption of this guidance will have on the Company’s financial statement disclosures.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist primarily of cash, cash equivalents, restricted cash, short-term investments and accounts receivable. Although the Company deposits its cash, cash equivalents, restricted cash and short-term investments with financial institutions that Company believes are of high credit quality, its deposits, at times, may exceed federally insured limits. As of September 30, 2024 and December 31, 2023, the Company had cash, cash equivalents, short-term investments and restricted cash with financial institutions in the U.S. of $137.9 million and $184.8 million, respectively. As of September 30, 2024 and December 31, 2023, the Company also had cash with financial institutions in countries other than the U.S. of approximately $15.9 million and $7.0 million, respectively.
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

Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable and unbilled receivable was as follows:

	September 30, 2024	December 31, 2023
Customer A	31%	42%
Customer B	*	12%
Customer D	14%	—%
Customer E	12%	—%
Revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Customer E	20%	16%	16%	*
Customer F	*	11%	*	*
Customer D	12%	*	*	*
Customer G	12%	*	*	*
* Customer accounted for less than 10% of total revenue in the period.
Concentrations of Supplier Risk
Purchases from the Company’s major suppliers representing 10% or more of total purchases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Supplier A	15%	15%	17%	12%
Supplier B	22%	18%	22%	20%
Accounts payable to the Company’s major suppliers and professional services vendors representing 10% or more of total accounts payable were as follows:

	September 30, 2024	December 31, 2023
Supplier A	21%	*
Supplier B	57%	44%
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
Developed technology relates to Velodyne’s lidar sensors and BlueCity software used to monitor traffic networks and public spaces. The Company applied significant judgment in estimating the fair value of the developed technology, which involved significant assumptions related to the relief-from-royalty rate, the migration curve, the discount rate, and the economic life. The Company valued the hardware developed technology using the relief-from-royalty method under the income approach. Software developed technology was valued using the excess earnings method. The economic useful life was determined based on the technology cycle related to each developed technology, as well as the cash flows over the forecasted period.
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
The unaudited supplemental pro forma information below presents the combined historical results of operations of the Company and Velodyne as if Velodyne had been acquired as of January 1, 2022 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Revenue	$22,209	$58,835
Net loss	$(35,102)	$(335,115)
The unaudited supplemental pro forma information above includes the following adjustments to net loss in the appropriate pro forma periods (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
An increase in amortization expense related to the fair value of acquired identifiable intangible assets, net of the amortization expense already reflected in actual historical results	$—	$(277)
A decrease in expenses related to the transaction expenses	$—	$6,058
A net increase in revenue related to the impact of the acceleration of the Amazon Warrant vesting recognized by Velodyne at the close of the Velodyne Merger transaction	$—	$3,656
A decrease in expenses related to the impact of the acceleration of the Amazon Warrant vesting recognized by Velodyne at the close of the Velodyne Merger transaction	$—	$26,704
Represents decrease in additional stock-based compensation expense related to Ouster employee terminations due to change in control	$—	$6,383
Represents a decrease in severance expense in connection with the Velodyne Merger transaction	$—	10,586
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

Note 4. Fair Value of Financial Instruments
The following tables provide information by level for the Company’s assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$17,043	$—	$—	$17,043
Short-term investments:
Commercial paper	—	$53,832	—	53,832
Corporate debt and U.S. government agency securities	—	$53,213	—	53,213
Total short-term investments	—	107,045	—	107,045
Total financial assets	$17,043	$107,045	$—	$124,088
Liabilities
Warrant liabilities	$—	$—	$38	$38
Total financial liabilities	$—	$—	$38	$38

	December 31, 2023
	Level 1	Level 2	Level 3		Total
Assets
Cash and cash equivalents:
Money market funds	$7,354	$—	$—		$7,354
Commercial paper	—	2,989	—		2,989
Short-term investments:
Commercial paper	—	80,620	—	`	80,620
Corporate debt and U.S. government agency securities	—	58,538			58,538
Total short-term investments	$—	$139,158	$—		$139,158
Total financial assets	$7,354	$142,147	$—		$149,501
Liabilities
Warrant liabilities	$—	$—	$229		$229
Total financial liabilities	$—	$—	$229		$229
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

The following table presents a summary of the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

Private Placement Warrant Liability
Fair value as of December 31, 2023	$229
Change in the fair value included in other income, net	(191)
Fair value as of September 30, 2024	$38

Fair value as of December 31, 2022	$180
Change in the fair value included in other income, net	(67)
Fair value as of September 30, 2023	$113
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
Disclosure of Fair Values
The Company’s financial instruments that are not re-measured at fair value include accounts receivable, accounts payable, accrued and other current liabilities. The carrying values of these financial instruments approximate their fair values. The Company acquired short-term investments consisting of commercial paper, corporate debt and U.S. government agency securities as a result of the merger with Velodyne that closed on February 10, 2023 (see Note 3). Unrealized gains and losses on the Company’s short-term investments were not significant as of September 30, 2024 and December 31, 2023, and therefore, the amortized cost of the Company’s short-term investments approximated its fair value.
Note 5. Balance Sheet Components
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Cash	$27,345	$40,648
Cash equivalents:
Money market funds(1)	17,043	7,354
Commercial paper	—	2,989
Total cash and cash equivalents	$44,388	$50,991
(1)The Company maintains a cash sweep account, which is included in money market funds as of September 30, 2024 and December 31, 2023. Cash is invested in short-term money market funds that earn interest.
Restricted Cash
Restricted cash consists of collateral to merchant credit card, performance guarantee issued in favor of a customer, and certificates of deposit held by a bank as security for outstanding letters of credit. The Company had a restricted cash balance of $2.3 million and $1.6 million as of September 30, 2024 and December 31, 2023, respectively, which has been excluded from the Company’s cash and cash equivalents balances. The Company presented $0.4 million and $0.6 million of the total amount of restricted cash within current assets on the unaudited condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively. The remaining restricted cash balance of $1.9 million and $1.1 million is included in non-current assets on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the unaudited condensed consolidated balance sheets to the amounts reported in the unaudited condensed consolidated statements of cash flows (in thousands):

	September 30, 2024	September 30, 2023
Cash and cash equivalents	$44,388	$75,585
Restricted cash, current	439	540
Restricted cash, non-current	1,892	1,090
Total cash, cash equivalents and restricted cash	$46,719	$77,215
Inventory
Inventory, consisting of material, direct and indirect labor, and manufacturing overhead, consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$5,248	$10,062
Work in process	63	75
Finished goods	13,314	13,095
Total inventory	$18,625	$23,232
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid expenses	$5,671	$5,377
Prepaid insurance	1,291	648
Receivable from contract manufacturer	2,190	2,028
Insurance receivable	—	23,375
Other current assets	2,100	3,219
Total prepaid expenses and other current assets	$11,252	$34,647
The insurance receivable was settled in the three months ended September 30, 2024 (see Note 8).
Property and Equipment, Net
Property and equipment consists of the following (in thousands):

	Estimated Useful Life (in years)	September 30, 2024	December 31, 2023
Machinery and equipment	3	$12,029	$16,535
Computer equipment	3	525	1,104
Automotive and vehicle hardware	5	93	22
Software	3	589	593
Furniture and fixtures	7	850	946
Construction in progress		5,112	3,572
Leasehold improvements	Shorter of useful life or lease term	10,910	10,879
		30,108	33,651
Less: Accumulated depreciation		(21,272)	(23,423)
Property and equipment, net		$8,836	$10,228
Depreciation expense associated with property and equipment was $2.6 million and $9.2 million during the nine months ended September 30, 2024 and 2023, respectively.

Intangible Assets, Net
The following tables present acquired intangible assets, net as of September 30, 2024 and December 31, 2023 (in thousands):

		September 30, 2024
	Estimated Useful Life (in years)	Gross Carrying amount	Accumulated Amortization	Net Book Value
Developed technology	3-8	$23,500	$(8,831)	$14,669
Vendor relationship	3	6,600	(6,417)	183
Customer relationships	3-8	6,300	(1,980)	4,320
Intangible assets, net		$36,400	$(17,228)	$19,172

		December 31, 2023
	Estimated Useful Life (in years)	Gross Carrying amount	Accumulated Amortization	Net Book Value
Developed technology	3-8	$23,500	$(5,948)	$17,552
Vendor relationship	3	6,600	(4,767)	1,833
Customer relationships	3-8	6,300	(1,249)	5,051
Intangible assets, net		$36,400	$(11,964)	$24,436
Amortization expense was $5.3 million and $5.1 million during the nine months ended September 30, 2024 and 2023, respectively.
The following table summarizes estimated future amortization expense of finite-lived intangible assets-net (in thousands):

Years:	Amount
2024 (the remainder of 2024)	$1,342
2025	4,513
2026	3,774
2027	3,682
2028	2,779
Thereafter	3,082
Total	$19,172
Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued legal fees and contingencies	$6,006	$28,415
Uninvoiced receipts	4,591	12,980
Accrued compensation	6,330	6,387
Sales and use tax	2,651	2,667
Other	9,329	7,717
Total accrued and other current liabilities	$28,907	$58,166
The accrued legal contingency was settled in the three months ended September 30, 2024 (see Note 8).
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
Revolving Credit
On October 25, 2023, the Company entered into the Credit Line Account Application and Agreement for Organizations and Businesses (the “Credit Agreement”) and the Addendum to Credit Line Account Application and Agreement (the “Addendum”; and the Credit Agreement as amended, modified, and/or supplemented by the Addendum, the “UBS Agreement”) by and among the Company, UBS Bank USA (the “Bank”), and UBS Financial Services Inc. The facility under the UBS Agreement would have matured and terminated on August 2, 2025 (the “Maturity Date”).
The UBS Agreement provided the Company with a revolving credit line of up to $45.0 million, subject to certain terms and conditions. The Company borrowed $44.0 million on October 25, 2023, and all of the proceeds were used to prepay and terminate the Company’s Loan Agreement on October 25, 2023.
Pursuant to the terms of the UBS Agreement, the Company agreed to maintain minimum liquidity, that could be comprised of unencumbered cash and cash equivalents, U.S. treasuries and other assets acceptable to the Bank, of $52.0 million in an account maintained with the Bank or its affiliates at all times.
Loans under the UBS Agreement bore interest at a rate equal to (x) for variable rate loans, the sum of (i) the applicable SOFR average plus 0.110%, plus (ii) 1.20%, and (y) for fixed rate loans, the sum of either (1) CME Term Rate or (2) the U.S. Treasury Rate, as applicable and as defined in the UBS Agreement, as determined based on the duration of the advance, plus the applicable liquidity premium with a range of 0.15% to 0.50%, as set forth in the UBS Agreement. Interest payments were due (x) for variable rate loans, on the last day of each calendar month, and on each date that any portion of the principal amount is due, including on the Maturity Date, and (y) for fixed rate loans, on the last day of the applicable interest period, and on each date that any portion of the principal amount is due, including on the Maturity Date. The Company was able to repay any variable rate loans at any time in whole or in part, without penalty. The Company was able to repay any fixed rate loans in whole, but not in part, subject to certain breakage costs.
The Company had agreed to pay an unused line fee in an amount equal to (i) the commitment amount of $45.0 million less the average daily balance of the sum of the principal amount of the obligations outstanding during the preceding calendar quarter, multiplied by (ii) 0.50% per annum, and such unused line fee is payable quarterly in arrears on the last day of each calendar quarter.
The UBS Agreement also contained affirmative and negative covenants customary for a credit line of this type, including requirements for maintenance of the collateral accounts and certain limitations on withdrawal of cash from such collateral accounts. The UBS Agreement also provided for customary events of default, including, among others, non-payment, failure to maintain an amount equal to the greater of (x) the outstanding loans and (y) the collateral value as determined by the Bank, in the securities accounts maintained with the Bank, bankruptcy, or breach of a covenant, representation and warranty.

On August 12, 2024, the Company repaid in full, with cash on hand, all outstanding indebtedness and terminated all commitments and obligations under the UBS Agreement. The UBS Agreement payoff amount included the revolving loans in the principal amount of $44.0 million, plus accrued and unpaid interest.
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
The private placement warrant liability was initially recognized as a liability at a fair value of $19.4 million and the private placement warrant liability was remeasured to fair value as of September 30, 2024 and 2023, resulting in an immaterial charge for the three and nine months ended September 30, 2024 and 2023, respectively, classified within other income, net in the unaudited condensed consolidated statements of operations and comprehensive loss.
The Private Placement warrants were valued using the following assumptions under the Black-Scholes option-pricing model:

	September 30, 2024	December 31, 2023	September 30, 2023
Stock price	$6.30	$7.67	$5.04
Exercise price of warrant	$115.00	$115.00	$115.00
Expected term (years)	1.4	2.2	2.4
Expected volatility	97.00%	94.00%	93.00%
Risk-free interest rate	3.84%	4.19%	4.93%
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

Amazon Warrant
On February 10, 2023, as part of the Velodyne Merger, the Company assumed a warrant agreement and a transaction agreement, pursuant to which Velodyne agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon.com Inc. (“Amazon”), a warrant to acquire, following customary antidilution adjustments, up to an aggregate of 3,263,898 shares of the Company’s common stock at an exercise price of $50.71 per share (the “Amazon Warrant”). The exercise price and the warrant shares issuable upon exercise of the Amazon Warrant are subject to further antidilution adjustments, including in the event the Company makes certain sales of common stock (or securities exercisable or convertible into or exchangeable for shares of the Company’s common stock) at a price less than the exercise price of the Amazon Warrant. As a result of the issuance and sale by the Company of an additional 1,649,310 shares of common stock in the three months ended September 30, 2024 pursuant to the At-Market-Issuance Sales Agreement at prices below the exercise price of the Amazon Warrant, an antidilution adjustment was made in accordance to the terms of the Amazon Warrant agreement (see Note 9), resulting in the increase in the number of shares issuable under the Amazon Warrant by 121 shares of common stock and no change to the strike price of the Amazon Warrant. As of September 30, 2024, there were 3,266,237 shares of common stock issuable under the Amazon Warrant.
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
In the three months ended September 30, 2024, 56,709 Amazon Warrant shares vested. As of September 30, 2024, there were 2,103,590 Amazon Warrant shares vested.
Note 8. Commitments and Contingencies
Letters of Credit
In connection with certain office leasehold interests in real property located in San Francisco (350 Treat Ave and 2741 16th Street) and in Paris, the Company obtained letters of credit from certain banks as required by the lease agreements. If the Company defaults under the terms of the applicable lease, the lessor will be entitled to draw upon the letters of credit in the amount necessary to cure the default. The amounts covered by the letters of credit are collateralized by certificates of deposit, which are included in restricted cash on the unaudited condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. The outstanding amount of the letters of credit was $1.4 million and $1.4 million as of September 30, 2024 and December 31, 2023, respectively.
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
On March 13, 2024, the parties to the consolidated securities class action lawsuit filed a stipulation of settlement to settle this lawsuit, without any admission or concession of wrongdoing or liability by Velodyne or the individual defendants. On April 19, 2024, the court preliminarily approved the settlement that provides for a payment of $27.5 million, of which $23.4 million was funded by insurance proceeds. On August 19, 2024, the court issued final judgment approving the settlement and ordered dismissal. The Company had accrued for and recorded the entire amount of this $27.5 million settlement liability and had recorded the expense within general and administrative expenses in 2023 after concluding that such settlement amount is probable and reasonably estimable. As of December 31, 2023, the Company recorded an insurance receivable of $23.4 million in prepaid expenses and other current assets to be funded by insurance proceeds based on the terms of the settlement. The $23.4 million insurance receivable allows the Company to recover the majority of the settlement expense, resulting in a net charge of $4.1 million in its consolidated statement of operations. The settlement charge of $4.1 million was paid in June 2024. As a result of the court approving the settlement on August 19, 2024, the Company derecognized the related liability and receivable in the amount of $23.4 million.
On January 18, 2022, David and Marta Hall filed a lawsuit in the Superior Court of California, County of Alameda, against current and former officers and directors of Velodyne, as well as Jeff Vetter, Velodyne’s outside counsel. The Halls sought to recover damages for financial and other injuries they allegedly sustained as a result of the merger between Graf and Velodyne. On May 3, 2022, certain defendants filed motions to compel arbitration and other defendants filed motions to quash service of process for lack of personal jurisdiction. The court conducted a hearing on the motions on July 20, 2022. On August 30, 2022, the court granted the motion to quash service with respect to the out of state defendants. On October 3, 2022, the court granted the motion to compel Mr. Hall to arbitrate his claims, and stayed proceedings on Ms. Hall’s claims pending arbitration of Mr. Hall’s claims. On October 20, 2022, the Halls voluntarily dismissed the action without prejudice. On January 3, 2023, the Halls filed an arbitration demand with substantially the same allegations as the prior lawsuit. On or about August 22, 2023, the Halls filed an application in Texas District Court, Dallas County to compel arbitration of Messrs. Graf and Dee who had been dismissed from the prior court action for lack of personal jurisdiction. Messrs. Graf and Dee agreed to participate in the arbitration and thus the Texas action has been stayed. The arbitrator has set the arbitration hearing for February 3, 2025. The Company does not believe the claims are meritorious and intends to defend the action vigorously.

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
On April 11, 2023, the Company filed a complaint with the United States International Trade Commission (the “Commission”) pursuant to 19 U.S.C. § 1337 (“Section 337”). The complaint requests that the Commission institute an investigation relating to the unlawful importation, sale for importation, and/or sale after importation into the United States by Hesai Group, Hesai Technology Co., Ltd., and Hesai Inc. (collectively “Hesai”) of certain LiDAR (Light Detection and Ranging) systems and/or components thereof (see In the Matter of Certain LiDAR (Light Detection and Ranging) Systems and Components Thereof, 337-TA-1363). The complaint alleges that Hesai’s LiDAR products infringe certain claims of the Company’s U.S. Patent Nos. 11,175,405, 11,178,381, 11,190,750, 11,287,515 and/or 11,422,236. The complaint seeks the issuance of a permanent exclusion order and cease and desist order. On May 11, 2023, the Commission decided to institute an investigation based on the Company’s complaint as In the Matter of Certain LiDAR (Light Detection and Ranging) Systems and Components Thereof, 337-TA-1363. On May 25, 2023, the Administrative Law Judge (“ALJ”) issued a procedural schedule whereby the evidentiary hearing was to begin on January 4, 2024, with a target date for completion of the Investigation by the Commission on October 17, 2024. On June 7, 2023, Hesai responded to the complaint and denied all allegations. On June 22, 2023, Hesai filed a motion to terminate or alternatively stay the investigation in light of an alleged agreement to arbitrate based on the Settlement Agreement signed in 2020 between Hesai and Velodyne (the “Settlement Agreement”). Hesai alleged that the Company is bound to the 2020 Settlement Agreement as a result of the Company’s merger with Velodyne in 2023. The Company opposed the motion, including any allegation that the Company has any obligation to arbitrate or that its patents are subject to any terms of the 2020 Settlement Agreement, which the Company never signed. On August 24, 2023, the ALJ issued an initial determination granting the motion to terminate, holding that a valid arbitration agreement exists as part of the Settlement Agreement, and thus the arbitrators should decide whether the Company has obligation to arbitrate. On August 31, 2023, the Company filed a petition for review of the initial determination with the Commission. On September 14, 2023, Hesai responded. On October 11, 2023, the Commission issued a notice of its determination to review and, on review, to affirm with modification the ALJ’s initial determination granting the motion to terminate the investigation in its entirety based upon the arbitration agreement. As a result, the investigation was terminated.
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
Other than as set forth above, as of September 30, 2024 the Company is unable to estimate a possible loss or range of losses in respect to those disclosed matters.
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
During the three months ended September 30, 2024, the Company sold 1,649,310 shares of common stock under the ATM Agreement at a weighted-average price of $8.67 per share, for net proceeds of $14.3 million which is net of sales commissions and other fees of approximately $0.6 million. During the nine months ended September 30, 2024, the Company sold 3,482,181 shares of common stock under the ATM agreement at a weighted-average price of $9.34 per share, for net proceeds of $32.5 million which is net of sales commissions and other fees or approximately $1.3 million.
From the date of the ATM Agreement through September 30, 2024, the Company has sold 7,144,427 shares at a weighted-average sales price of $9.05 per share, resulting in cumulative gross proceeds to the Company totaling approximately $66.7 million before deducting offering costs, sales commissions and fees. Cumulative net proceeds to the Company totaled approximately $64.7 million after deducting offering costs, sales commissions and fees. The Company plans to use the net proceeds from this offering for working capital and general corporate purposes.
The remaining availability under the ATM Agreement as of September 30, 2024 is approximately $83.3 million.

Note 10. Stock-based Compensation
As of September 30, 2024, the Company has five equity incentive plans: its Amended and Restated 2015 Stock Plan (the “2015 Plan”), the Sense Photonics, Inc. 2017 Equity Incentive Plan (the “Sense Plan”), the Velodyne Lidar, Inc. 2020 Equity Incentive Plan (the “Velodyne Plan”), the 2021 Incentive Award Plan (the “2021 Plan”) and the Amended and Restated 2022 Employee Stock Purchase Plan (the “2022 ESPP” and, collectively with the 2015 Plan, the Sense Plan, the Velodyne Plan and the 2021 Plan, the “Plans”).
The Plans, other than the 2022 ESPP, provide for the grant of stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance stock unit awards and other forms of equity compensation (collectively, “equity awards”). In addition, the 2021 Plan provides for the grant of performance bonus awards. New equity awards may only be granted under the 2021 Plan and Velodyne Plan. Awards under the 2021 Plan and Velodyne Plan can be granted to employees, including officers, directors and consultants of the Company and its subsidiaries, in each case, within the limits provided in the 2021 Plan and Velodyne Plan, respectively.
The Company’s 2022 ESPP has been offered to all eligible employees since August 2022 and generally permits certain employees to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their compensation of each offering period, subject to certain limitations.
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
During the nine months ended September 30, 2024, 184,079 shares of common stock were issued under the 2022 ESPP at a price of $4.24 per share, which represented 85% of the market price of the common stock on November 16, 2023, the first day of the offering period, which was lower than the closing trading price of the common stock on the exercise date. As of September 30, 2024, 0.7 million shares of the Company’s common stock were pending issuance under the 2022 ESPP. The stock-based compensation expense is calculated as of the beginning of the offering period as the fair value of the 2022 ESPP shares utilizing the Black-Scholes option valuation model and is recognized over the offering period.
Stock option activity for the nine months ended September 30, 2024 was as follows:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—December 31, 2023	1,871,649	$7.36	6.72	$6,191
Options exercised	(86,547)	1.92
Options cancelled	(10,868)	29.83
Outstanding—September 30, 2024	1,774,234	$7.49	5.94	$4,278
Vested and expected to vest—September 30, 2024	1,774,234	$7.49	5.94	$4,278
Exercisable—September 30, 2024	1,742,513	$7.47	5.94	$4,212

The following table summarizes information about stock options outstanding and exercisable at September 30, 2024.

	Options Outstanding		Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$1.85	206,203	5.76	206,203
2.13	806,414	5.93	790,562
14.22	752,408	6.00	736,732
52.40	9,209	4.99	9,016
	1,774,234		1,742,513
As of September 30, 2024, the remaining unamortized stock-based compensation expense related to unvested stock options that is expected to be recognized was not material.
Restricted Stock Units
A summary of RSU activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Unvested—December 31, 2023	3,074,939	$13.19
Granted	2,511,582	9.80
Canceled	(227,430)	14.44
Vested	(1,787,172)	11.46
Unvested—September 30, 2024	3,571,919	$11.59
Stock compensation expense is recognized on a straight-line basis over the vesting period of each award of RSUs. As of September 30, 2024, total compensation expense related to unvested RSUs granted to employees, but not yet recognized, was $35.7 million, with a weighted-average remaining vesting period of 1.6 years. RSUs settle into shares of common stock upon vesting.
Restricted Stock Awards
A summary of RSA activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Unvested—December 31, 2023	380,383	$15.30
Granted	533,601	7.94
Canceled	—	—
Vested	(189,049)	12.66
Unvested—September 30, 2024	724,935	$10.57
Stock compensation expense is recognized on a straight-line basis over the vesting period of each award of RSAs. As of September 30, 2024, total compensation expense related to unvested RSAs granted to employees, but not yet recognized, was $4.3 million, with a weighted-average remaining vesting period of 1.0 years. The common stock comprising RSAs is issued at grant but, generally, is subject to a risk of forfeiture if the holder terminates service with the Company and its subsidiaries prior to vesting.

Stock-Based Compensation Expense
The Company recognized stock-based compensation expense for all share-based awards in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$1,345	$570	$3,468	$1,998
Research and development	5,241	4,056	14,079	19,765
Sales and marketing	1,308	1,345	4,200	7,726
General and administrative	3,625	2,401	9,871	17,129
Total stock-based compensation	$11,519	$8,372	$31,618	$46,618
The following table summarizes stock-based compensation expense by award type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
RSUs	$8,420	$5,437	$22,724	$35,224
Stock Options	1,405	1,713	4,447	5,725
Employee stock purchase plan	510	649	1,529	1,057
RSAs	1,184	573	2,918	4,612
Total stock-based compensation	$11,519	$8,372	$31,618	$46,618
Share based compensation recognized upon completion of the Velodyne Merger
The Company recognized $6.1 million of stock-based compensation expense in the nine months ended September 30, 2023 related to accelerated vesting of certain RSUs upon completion of the Velodyne Merger and termination of employment of some of its executives and members of the board, who had accelerated vesting provisions in the event of a change in control. Additionally, in the nine months ended September 30, 2023, the Company recognized $2.4 million of stock-based compensation expense related to accelerated vesting of certain Velodyne restricted stock units, restricted stock awards and performance-based awards upon completion of the Velodyne Merger and termination of employment of some of Velodyne executives and members of the board.
Note 11. Net Loss Per Common Share
The following table sets forth the computation of basic and diluted net loss per common share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(25,590)	$(35,102)	$(73,308)	$(335,115)
Denominator:
Weighted average shares used to compute basic and diluted net loss per share	47,684,363	39,228,118	45,287,763	35,670,408
Net loss per common share—basic and diluted	$(0.54)	$(0.89)	$(1.62)	$(9.39)
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

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	September 30,
	2024	2023
Options to purchase common stock	1,774,234	1,932,947
Public and private common stock warrants	5,233,635	5,231,417
Restricted Stock Units	3,571,919	2,084,476
Unvested early exercised common stock options	—	23,958
ESPP shares pending issuance	679,905	869,260
Restricted Stock Awards	724,935	381,822
Total	11,984,628	10,523,880
Note 12. Income Taxes
The Company’s income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in the quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on the deferred tax assets as it is more likely than not that some, or all, of the Company’s deferred tax assets will not be realized. The Company continues to maintain a full valuation allowance against its net deferred tax assets. Due to tax losses and the offsetting valuation allowance, the income tax provision for the three and nine months ended September 30, 2024 and 2023, respectively, was not material to the Company’s unaudited condensed consolidated financial statements.
Note 13. Revenue
The majority of the Company’s revenue is recognized at a point in time when the customer obtains control of the respective lidar sensor kits. Revenue from the sale of licenses and services was not material for any period presented and, therefore, is not presented separately.
The following table presents total revenues by geographic area based on the location products were shipped to and services provided (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Americas	$17,267	$13,317	$41,461	$35,204
Asia and Pacific	4,271	2,325	14,986	5,994
Europe, Middle East and Africa	6,537	6,567	24,562	17,637
Total	$28,075	$22,209	$81,009	$58,835
Country that accounted for more than 10% of revenue was as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
United States	58%	58%	47%	58%
Sweden	—%	—%	11%	—%
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

Unbilled receivables
A receivable for multi-year licensing services is generally recorded upon invoicing. A receivable for multi-year license contracts is recorded upon delivery, whether or not invoiced, to the extent the Company has an unconditional right to receive payment in the future related to those licenses. As of September 30, 2024, the current portion of these unbilled receivables in the amount of $3.2 million, primarily consisting of unbilled receivables from multi-year license contracts, is included in “Accounts receivable, net” on the unaudited condensed consolidated balance sheet.
Contract Assets
Contract assets primarily relate to the Company’s rights to consideration under license arrangements when the licenses have been transferred to the customers, but payment is contingent upon a future event, other than the passage of time (i.e., type of unbilled receivable) and for which the Company does not have an unconditional right at the reporting date.
Contract asset also arises when the timing of billing differs from the timing of revenue recognized, such as when revenue is recognized on guaranteed minimum payments at the inception of the contract when there is not yet a right to invoice in accordance with contract terms and payment is contingent upon future event.
Contract Liabilities
Contract liabilities consist of deferred revenue, advanced payments and deposits from customers for goods or services that are yet to be provided. Deferred revenue includes billings in excess of revenue recognized related to product sales, licenses, extended warranty and other services revenue, and is recognized as revenue when the Company performs under the contract. The long-term portion of deferred revenue, mostly related to obligations under license arrangements and extended warranty, is classified as non-current contract liabilities. Customer advanced payments represent required customer payments in advance of product shipments according to customer’s payment term. Customer advance payments are recognized as revenue when control of the performance obligation is transferred to the customer. Customer deposits represent consideration received from a customer which can be applied to future product or service purchases, or refunded.
Contract assets and liabilities are presented net at the individual contract level in the unaudited condensed consolidated balance sheet and are classified as current or non-current based on the nature of the underlying contractual rights and obligations.

	September 30, 2024	December 31, 2023

Contract liabilities, current
Deferred revenues from licensing arrangements	$7,080	$4,723
Other contract liabilities	15,041	8,162

Contract liabilities, non-current portion
Deferred revenues from licensing arrangements	1,639	3,997
Other contract liabilities	1,717	970
Total contract liabilities	$25,477	$17,852
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

Other contract liabilities primarily relate to one multi-year contract entered in 2023 with a customer to sell its products. In July 2024, the Company signed a new contract with this customer that added new service performance obligations and modified certain payment, pricing and delivery terms. As a result, the Company received an additional $8.2 million payment from this customer, which was recorded in other contract liabilities. During the three months ended September 30, 2024, the Company recognized no revenue from this customer. As of September 30, 2024, $13.5 million remained deferred under the contract until a future product and service delivery date. This amount includes a deferred revenue balance of $5.3 million prior to the amendment, along with $8.2 million in cash received during the three months ended September 30, 2024.
The following table provides information about contract liabilities (remaining performance obligations) and the significant changes in the balances (in thousands):

	Nine Months Ended September 30,
	2024	2023
Beginning balance	$17,852	$744
Contract liabilities acquired in the Velodyne Merger	—	8,384
Net revenue deferred in the period	9,405	6,065
Revenue recognized that was included in the contract liability balance at the beginning of the period	(1,780)	(503)
Ending balance	$25,477	$14,690

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the results of operations and financial condition of Ouster, Inc. (“we,” “us,” “our,” the “Company,” “Ouster”) should be read in conjunction with the information set forth in our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report, as well as our audited consolidated financial statements and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Ouster’s Annual Report on Form 10-K (the “2023 Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 28, 2024. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Ouster’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in Ouster’s 2023 Annual Report as may be further updated from time to time in the Company’s other filings with the SEC.
Overview
We founded Ouster in 2015 with the invention of our high-performance digital lidar. To continue to grow our business in the coming years, we expanded and plan to continue to maintain and opportunistically expand our sales and marketing efforts and our software development capabilities, and to accelerate sensor development efforts. We are headquartered in San Francisco, California.
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
Our hardware product offering currently includes four models of sensors in our OS product line: the hemispheric field of view OSDome, the ultra-wide field of view OS0, the mid-range OS1, and the long-range OS2. Within our OS sensor models, we offer numerous customization options, all enabled by embedded software. For each of our models in the OS product line, we offer resolution options of 128 lines vertically (“channels”), 64 channels, or 32 channels, as well as many beam spacing options. On October 19, 2022, we announced the launch of our newest OS series scanning sensors, REV7, powered by our next-generation L3 chip. REV7 features the all-new OSDome sensor, as well as upgraded OS0, OS1, and OS2 sensors that deliver double the range, enhanced object detection, increased precision and accuracy, and greater reliability. The REV7 sensors offer performance upgrades that we believe will enhance Ouster’s market opportunity, driven by new opportunities for longer-range and mapping applications. We are currently developing our solid-state digital flash (“DF”) product line, which is a suite of short, mid, and long-range solid-state digital lidar sensors that provide uniform precision imaging without motion blur across an entire field of view.
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
We believe the simplicity of our digital lidar design gives us a meaningful advantage in costs related to manufacturing, supply chain and production yields. Within our OS sensor models, we offer numerous customization options, all enabled by embedded software which minimizes changes to manufacturing or inventory. Our main manufacturing partners are Benchmark and Fabrinet, which manufacture the majority of our products at their facilities in Thailand. We expect this will allow us to continue to reduce our product costs and rapidly scale production to meet our anticipated product demand. Based on cost quotes for our products in mass production, we anticipate our manufacturing costs per unit will decrease further as production volumes increase. Fabrinet serves as the primary manufacturing partner for these products.

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
Our product offerings acquired through the Velodyne Merger include three models of sensors. The Alpha Prime (VLS-128) is a lidar sensor designed for autonomous driving and advanced vehicle safety, offering a 300-meter range with 128 lasers and real-time 3D data at 0.1-degree vertical and horizontal resolution. Recognized at the Pace Automotive Award in 2019, it provides a superior combination of range, resolution, and precision for Level 4 and Level 5 autonomous vehicles in both highway and low-speed urban environments. The Puck (VLP-16) is designed for mass production and affordability, featuring 16 lasers, a 100-meter range, and a multi-laser design with lower power consumption, lighter weight, and a compact footprint, making it suitable for low-speed autonomy and driver assistance. The Puck Hi-Res (VLP-16 Hi-Res) is an enhanced version of the original Puck, designed for applications requiring high image resolution, maintaining a 100-meter range and introducing a tighter laser distribution for more details in the 3D image at longer ranges, enabling better object identification.
Factors Affecting Our Performance
Commercialization of Lidar Applications. We believe that lidar and system solutions, including our subscription-based software, are approaching an inflection point of adoption across our target end market applications, and that we are well-positioned to capitalize on this market adoption. However, as our customers continue research and development projects that rely on lidar technology, it is difficult to estimate the timing of ultimate end market and customer adoption. As a result, we expect that our results of operations, including revenue and gross margins, will continue to fluctuate on a quarterly and annual basis for the foreseeable future. As the market for lidar solutions matures and more customers reach a commercialization phase with solutions that rely on our technology, fluctuations in our operating results may become less pronounced. In 2024, our strategic business objectives include expanding software solutions, advancing the development of hardware, and progressing on the long-term financial framework. Accordingly, we expect to make progress towards growing our revenue and expanding gross margins. Nonetheless, our revenue and gross margins may not increase as we expect unless and until more customers commercialize their products and lidar technology becomes more prevalent across our target end markets.
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
Customers’ Sales Volumes. Our customer base is diversified and we aim to continue to penetrate into diverse end markets to increase our sales volumes. Ultimately widespread adoption of our customers’ products that incorporate our lidar solutions will depend on many factors, including the size of our customers’ end markets, end market penetration of our customer’s products that incorporate our digital lidar solutions, our end customers’ ability to sell their products, and the financial stability and reputation of the customers. In 2024, our strategic business objectives continue to include growing our installed base of customers. We believe our sales volume by customer depends on the end market demand for our customers’ products that incorporate our digital lidar solutions as well as our ability to increase our sales force productivity.
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
Continued Investment and Innovation. We believe that we are a leading lidar provider. Our financial performance is significantly dependent on our ability to maintain this leading position, which is further dependent on the investments we make in research and development. We believe it is essential that we continue to identify and respond to rapidly evolving customer requirements, including successfully progressing our digital lidar roadmap and developing technologies that will enhance the operating performance of our products. For example, our next generation custom silicon chip for OS, “L4”, is taped out and we believe it will bring significant improvements in range and field of view, along with safety certifications to the OS sensor family. We currently plan to integrate our next-generation custom silicon chip for DF, “Chronos”, into our solid-state digital flash sensors in the next year. If we fail to continue our innovation, our market position and revenue may be adversely affected, and our investments in that area will not be recovered.
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
Gross Profit and Gross Margin
Our gross profit equals total revenues less our total cost of revenues, and our gross margin is our gross profit expressed as a percentage of total revenue. Our gross margin is subject to quarterly fluctuations in product mix, price and volume.
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
R&D costs are expensed as they are incurred. Our investment in R&D will continue to grow as we invest in new lidar technology and related software. Our absolute amount of R&D expenses is expected to grow over time; however, we expect R&D as a percentage of revenue to decrease as our business grows.
Sales and Marketing Expenses
Our business development, customer support and marketing teams are located in offices worldwide. Selling and marketing expenses consist of personnel-related expenses, including salaries, benefits, and stock-based compensation, for all personnel directly involved in business development, customer support, and marketing activities, and marketing expenses including trade shows, advertising, and demonstration equipment. Sales and marketing expenses also include amortization expense of intangible assets related to customer relationships associated with the acquisitions and an allocated portion of facility and IT costs that support sales and marketing activities. We expect sales and marketing expenses as a percentage of revenue to decrease as our business grows.

General and Administrative Expenses
General and administrative expenses consist of personnel-related expenses, including salaries, benefits, and stock-based compensation, of our executives and members of the board of directors, finance, human resources, a portion of facility and IT costs that support general and administrative activities, as well as amortization of intangible assets, fees related to legal fees, patent prosecution, accounting, finance and professional services, as well as insurance and bank fees. We have experienced and may in the near-term experience additional increases in general and administrative expenses related to legal, accounting, finance and professional services costs associated with the Velodyne Merger, litigation activities, hiring more personnel and consultants to support our growing international expansion and compliance with the applicable provisions of the Sarbanes-Oxley Act (“SOX”) and other SEC rules and regulations as a result of being a public company. Our absolute amount of general and administrative expenses will grow over time; however, we expect general and administrative expenses as a percentage of revenue to decrease as our business grows.
Goodwill Impairment Charges
During the nine months ended September 30, 2023, we recorded goodwill impairment charges of approximately $166.7 million. These charges were primarily driven by the decrease in our market capitalization during the period. Our goodwill impairment analysis includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. There was no addition to goodwill as of September 30, 2024, and as such our remaining goodwill balance was nil.
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
Income Taxes
Our income tax provision consists of federal, state and foreign current and deferred income taxes. Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in the quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on deferred tax assets as it is more likely than not that some, or all, of our deferred tax assets will not be realized. We continue to maintain a full valuation allowance against our U.S. Federal and state deferred tax assets, excluding specific balances due to the Velodyne Merger. Income tax provision for the three and nine months ended September 30, 2024 and 2023, was not material to the Company’s unaudited condensed consolidated financial statements.

Results of Operations:
The results of operations presented below should be reviewed in conjunction with the unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report. The following table sets forth our unaudited condensed consolidated results of operations data for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)		(dollars in thousands)
Revenue	$28,075	$22,209	$81,009	$58,835
Cost of revenue(1)	17,321	19,116	53,732	55,932
Gross profit	10,754	3,093	27,277	2,903
Operating expenses(1):
Research and development	15,127	16,678	43,365	75,584
Sales and marketing	7,197	7,887	20,807	33,086
General and administrative	15,938	14,270	41,684	63,437
Goodwill impairment charges	—	—	—	166,675
Total operating expenses	38,262	38,835	105,856	338,782
Loss from operations	(27,508)	(35,742)	(78,579)	(335,879)
Other income (expense):
Interest income	2,149	2,495	7,051	6,459
Interest expense	(342)	(1,825)	(1,823)	(5,222)
Other income (expense), net	74	(13)	260	(124)
Total other income, net	1,881	657	5,488	1,113
Loss before income taxes	(25,627)	(35,085)	(73,091)	(334,766)
Provision for income tax expense (benefit)	(37)	17	217	349
Net loss	$(25,590)	$(35,102)	$(73,308)	$(335,115)

The following table sets forth the components of our unaudited condensed consolidated statements of operations and comprehensive loss data as a percentage of revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(% of total revenue)		(% of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue(1)	62	86	66	95
Gross profit	38	14	34	5
Operating expenses (1):
Research and development	54	75	54	128
Sales and marketing	26	36	26	56
General and administrative	57	64	51	108
Goodwill impairment charges	—	—	—	283
Total operating expenses	136	175	131	576
Loss from operations	(98)	(161)	(97)	(571)
Other income (expense):
Interest income	8	11	9	11
Interest expense	(1)	(8)	(2)	(9)
Other income (expense), net	—	—	—	—
Total other income, net	7	3	7	2
Loss before income taxes	(91)	(158)	(90)	(569)
Provision for income tax expense (benefit)	—	—	—	—
Net loss	(91)%	(158)%	(90)%	(569)%
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)		(dollars in thousands)
Cost of revenue	$1,345	$570	$3,468	$1,998
Research and development	5,241	4,056	14,079	19,765
Sales and marketing	1,308	1,345	4,200	7,726
General and administrative	3,625	2,401	9,871	17,129
Total stock-based compensation	$11,519	$8,372	$31,618	$46,618

Comparison of the three months ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,		Change	Change
	2024	2023	$	%
	(dollars in thousands)
Revenue by geographic location:
Americas	$17,267	$13,317	$3,950	30%
Asia and Pacific	4,271	2,325	1,946	84
Europe, Middle East and Africa	6,537	6,567	(30)	*
Total	$28,075	$22,209	$5,866	26%
*Not meaningful.
Revenue
Revenue increased by $5.9 million, or 26%, to $28.1 million for the three months ended September 30, 2024 from $22.2 million for the comparable period in the prior year. The increase in revenue was primarily driven by increased sales of the REV7 sensors as customers increased their purchase levels compared to the prior year period.
Geographic Locations
Revenue increased across the geographic regions of Americas and Asia and Pacific as compared to the comparable period in the prior year. The revenue increases in those geographic regions were primarily attributable to the higher sales levels from the launch of the REV7 sensor and our continued focus and investment in our global sales team.
Cost of Revenue

	Three Months Ended September 30,		Change	Change
	2024	2023	$	%
	(dollars in thousands)
Cost of revenue	$17,321	$19,116	$(1,795)	(9)%
Cost of revenue decreased by $1.8 million, or 9%, to $17.3 million for the three months ended September 30, 2024 from $19.1 million for the comparable period in the prior year. The decrease in cost of revenue was primarily attributable to lower excess and obsolete inventory charges and compensation-related expenses, partially offset by increased shipments over the period.
Operating Expenses

	Three Months Ended September 30,		Change	Change
	2024	2023	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$15,127	$16,678	$(1,551)	(9)%
Sales and marketing	7,197	7,887	(690)	(9)
General and administrative	15,938	14,270	1,668	12
Total operating expenses	$38,262	$38,835	$(573)	(1)%
Research and Development
Research and development expenses decreased by $1.6 million, or 9%, to $15.1 million for the three months ended September 30, 2024 from $16.7 million for the comparable period in the prior year. The decrease was primarily attributable to the reduction in compensation expenses and other costs from the restructuring and cost reduction initiatives implemented in 2023 after the closing of the Velodyne Merger.

Sales and Marketing
Sales and marketing expenses decreased by $0.7 million, or 9%, to $7.2 million for the three months ended September 30, 2024 from $7.9 million for the comparable period in the prior year. The decrease was primarily attributable to the reduction in compensation expenses and other costs from the restructuring and cost reduction initiatives implemented in 2023 after the closing of the Velodyne Merger.
General and Administrative
General and administrative expenses increased by $1.7 million, or 12%, to $15.9 million for the three months ended September 30, 2024 from $14.3 million for the comparable period in the prior year. The increase was primarily attributable to higher legal expenses primarily related to litigation activities.
Interest Income, Interest Expense and Other Expense, Net

	Three Months Ended September 30,		Change	Change
	2024	2023	$	%
	(dollars in thousands)
Interest income	$2,149	$2,495	$(346)	(14)%
Interest expense	(342)	(1,825)	1,483	(81)
Other income (expense), net	74	(13)	87	(669)
The year-over-year decrease in interest income was due to lower balances in cash and cash equivalents and short-term investments in the three months ended September 30, 2024.
The year-over-year decrease in interest expense was due to entering into the new UBS Agreement in October 2023, which had a lower interest rate than the prior Loan Agreement with Hercules, and the repayment of the UBS Loan in August 2024.
Other income (expense), net was not material for the three months ended September 30, 2024 and 2023.
Income Taxes
We were subject to income taxes in the United States and miscellaneous foreign jurisdictions for the three months ended September 30, 2024 and 2023. Our income tax expense for the three months ended September 30, 2024 and 2023 was not material to our unaudited condensed consolidated financial statements.
Comparison of the nine months ended September 30, 2024 and 2023
Revenue

	Nine Months Ended September 30,		Change	Change
	2024	2023	$	%
	(dollars in thousands)
Revenue by geographic location:
Americas	$41,461	$35,204	$6,257	18%
Asia and Pacific	14,986	5,994	8,992	150
Europe, Middle East and Africa	24,562	17,637	6,925	39
Total	$81,009	$58,835	$22,174	38%
Revenue
Revenue increased by $22.2 million, or 38%, to $81.0 million for the nine months ended September 30, 2024 from $58.8 million for the comparable period in the prior year. The increase in revenue was primarily driven by increased sales of the REV7 sensors as customers increased their purchase levels and the full period impact from the Velodyne Merger, which occurred on February 10, 2023.

Geographic Locations
Revenue increased across the geographic regions of Americas; Asia and Pacific; and Europe, Middle East and Africa as compared to the comparable period in the prior year. The increase in revenue in those geographic regions were primarily driven by increased sales of the REV7 sensors as customers increased their purchase levels and the full period impact from the Velodyne Merger, which occurred on February 10, 2023.
Cost of Revenue

	Nine Months Ended September 30,		Change	Change
	2024	2023	$	%
	(dollars in thousands)
Cost of revenue	$53,732	$55,932	$(2,200)	(4)%
Cost of revenue decreased by $2.2 million, or 4%, to $53.7 million for the nine months ended September 30, 2024 from $55.9 million for the comparable period in the prior year. The decrease in cost of revenue was primarily attributable to lower excess and obsolete inventory charges and compensation expenses, partially offset by increased shipments.
Operating Expenses

	Nine Months Ended September 30,		Change	Change
	2024	2023	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$43,365	$75,584	$(32,219)	(43)%
Sales and marketing	20,807	33,086	(12,279)	(37)
General and administrative	41,684	63,437	(21,753)	(34)
Goodwill impairment charges	—	166,675	(166,675)	*
Total operating expenses	$105,856	$338,782	$(232,926)	(69)%
* Not meaningful.
Research and Development
Research and development expenses decreased by $32.2 million, or 43%, to $43.4 million for the nine months ended September 30, 2024 from $75.6 million for the comparable period in the prior year. The decrease was primarily attributable to the reduction in compensation expenses and other costs from the restructuring and cost reduction initiatives implemented in 2023 after the closing of the Velodyne Merger.
Sales and Marketing
Sales and marketing expenses decreased by $12.3 million, or 37%, to $20.8 million for the nine months ended September 30, 2024 from $33.1 million for the comparable period in the prior year. The decrease was primarily attributable to the reduction in compensation expenses and other costs from the restructuring and cost reduction initiatives implemented in 2023 after the closing of the Velodyne Merger.
General and Administrative
General and administrative expenses decreased by $21.8 million, or 34%, to $41.7 million for the nine months ended September 30, 2024 from $63.4 million for the comparable period in the prior year. The decrease was primarily attributable to the reduction in compensation expenses and other costs from the restructuring and cost reduction initiatives implemented in 2023 after the closing of the Velodyne Merger.
Goodwill Impairment Charges
There was no addition to goodwill in the nine months ended September 30, 2024, and as such our remaining goodwill balance was nil. Goodwill impairment charges were $166.7 million for the nine months ended September 30, 2023 primarily driven by the decrease in our market capitalization during the period.

Interest Income, Interest Expense and Other Income (Expense), Net

	Nine Months Ended September 30,		Change	Change
	2024	2023	$	%
	(dollars in thousands)
Interest income	$7,051	$6,459	$592	9%
Interest expense	(1,823)	(5,222)	3,399	(65)
Other income (expense), net	260	(124)	384	(310)
The year-over-year increase in interest income was primarily attributable to higher average cash and cash equivalent balances driven by additions through the Velodyne Merger transaction and higher interest rates earned on held balances.
The year-over-year decrease in interest expense was due to entering into the new UBS Agreement in October 2023, which had a lower interest rate.
Other expense, net was not material for the nine months ended September 30, 2024 and 2023.
Income Taxes
We were subject to income taxes in the United States and miscellaneous foreign jurisdictions for the nine months ended September 30, 2024 and 2023. Our income tax expense for the nine months ended September 30, 2024 and 2023 was not material to the Company’s unaudited condensed consolidated financial statements.
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
As of September 30, 2024 we had an accumulated deficit of $889.3 million and cash, cash equivalents, restricted cash and short-term investments of $153.8 million. Management believes that our existing sources of liquidity will be adequate to fund our operations for at least twelve months from the date of this Quarterly Report. However, we may need to raise additional capital in the future to support our operations.
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
During the three and nine months ended September 30, 2024, we sold 1,649,310 and 3,482,181 shares of common stock, respectively, generating net proceeds of $14.3 million and $32.5 million, respectively, under the ATM Agreement. During the three and nine months ended September 30, 2023, we sold 802,832 shares, under the ATM Agreement, generating net proceeds of $3.6 million.
The remaining availability under the ATM Agreement as of September 30, 2024 is approximately $83.3 million. We currently intend to use the net proceeds from the sale of shares pursuant to the ATM Agreement for working capital and general corporate purposes.
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
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the unaudited condensed consolidated balance sheet as of September 30, 2024, while others are considered future commitments. Our contractual obligations primarily consist of non-cancelable purchase commitments with various parties to purchase goods or services, primarily inventory, entered into in the normal course of business and operating leases. For information regarding our other contractual obligations, refer to Note 8, Commitments and Contingencies and Part II, Item 7 of our 2023 Annual Report.
Cash Flow Summary
The following table summarizes our cash flows from continuing operations for the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(dollars in thousands)
Net cash (used in) provided by:
Operating activities	$(31,133)	$(113,703)
Investing activities	$34,858	$63,524
Financing activities	$(9,434)	$3,385

Operating Activities
During the nine months ended September 30, 2024, operating activities used $31.1 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $73.3 million, offset by our non-cash charges of $39.6 million, primarily consisting of depreciation and amortization of $7.8 million, stock-based compensation of $31.6 million, amortization of right-of-use asset of $3.6 million and inventory write down of $0.8 million. The changes in our operating assets and liabilities of $2.6 million were primarily due to a decrease in accounts receivable of $0.4 million, decrease in inventory of $3.9 million, an increase in prepaid expenses and other assets of $22.5 million, an increase in accounts payable of $2.3 million and a decrease in accrued and other liabilities of $29.5 million.
During the nine months ended September 30, 2023, operating activities used $113.7 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $335.1 million, impacted by our non-cash charges of $238.7 million, primarily consisting of goodwill impairment charges of $166.7 million, depreciation and amortization of $14.3 million, loss on write-off and disposal of property and equipment and right-of-use asset impairment of $1.2 million, gain on lease termination of $0.8 million, stock-based compensation of $46.6 million, amortization of right-of-use asset of $3.3 million and inventory write down of $8.2 million. The changes in our operating assets and liabilities of $17.3 million were primarily due to an increase in accounts receivable of $4.5 million, increase in inventory of $4.5 million, a decrease in accounts payable of $4.1 million and an increase in accrued and other liabilities of $10.2 million.
Investing Activities
During the nine months ended September 30, 2024, cash provided by investing activities was $34.9 million, consisting primarily of $122.1 million proceeds from short-term investments and purchases of short-term investments of $85.6 million.
During the nine months ended September 30, 2023, cash provided by investing activities was $63.5 million, which was attributed primarily to the Velodyne Merger and proceeds from sales of short-term investments.
Financing Activities
During the nine months ended September 30, 2024, cash used by financing activities was $9.4 million, consisting primarily of $33.8 million of proceeds from the issuance of common stock under the ATM Agreement and repayment of UBS Agreement $44.0 million.
During the nine months ended September 30, 2023, cash provided by financing activities was $3.4 million, consisting primarily of $2.9 million of proceeds from the issuance of common stock under the ATM Agreement, net of commissions and fees.
Critical Accounting Estimates
Our critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report. There have been no significant changes to our critical accounting policies and estimates since the filing of our 2023 Annual Report except for the revision in our revenue policies and addition of investments as a significant accounting policy, both in connection with Velodyne Merger, which is described in Note 2 - Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in this Quarterly Report.
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
Interest Rate Risk
As of September 30, 2024, we had cash and cash equivalents, restricted cash and short-term investments of $153.8 million, out of which $17.0 million consisted of institutional money market funds, $53.8 million commercial paper, and $53.2 million consisted of corporate debt and U.S. government agency securities, all of which carries a degree of interest rate risk. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes.
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
On August 12, 2024, we repaid in full, with cash on hand, all outstanding indebtedness and terminated all commitments and obligations under the UBS Agreement. As of September 30, 2024, we had no debt outstanding and therefore are not exposed to interest rate risk with respect to debt.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024 due to the material weaknesses in our internal control over financial reporting described below.
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
Changes in Internal Control over Financial Reporting
Other than the remediation measures described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, party to various claims and legal proceedings arising in the ordinary course of our business. See Part I, Item 1 “Financial Statements (Unaudited) - Note 8, Commitments and Contingencies,” incorporated herein by reference, for a discussion of material legal proceedings.
Item 1A. Risk Factors
Investing in our securities involves a high degree of risk. You should carefully consider the risks described under the heading “Risk Factors” in Part I, Item 1A. of our 2023 Annual Report, the other information in this Quarterly Report, including our unaudited condensed consolidated financial statements and the related notes, as well as our other public filings with the SEC, before deciding to invest in our securities. There have been no material changes to the Company’s risk factors previously disclosed in our 2023 Annual Report. The occurrence of any of the events described therein could harm our business, financial condition, results of operations, liquidity or prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider trading arrangements and policies.
During the three months ended September 30, 2024, no director or officer of the Company, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” intended to satisfy the affirmative defense of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Ouster, Inc.
Date: November 8, 2024	By:	/s/ Mark Weinswig
	Name:	Mark Weinswig
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)