Form 10-K
period 2024-12-31
Ouster, Inc.
filed 2025-03-21
CIK 1816581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-39463
___________________________________
Ouster, Inc.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	86-2528989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Treat Avenue San Francisco, California	94110
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (415) 949-0108

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	OUST	Nasdaq Global Select Market
Warrants to purchase common stock expiring 2026	OUSTZ	Nasdaq Capital Market
Warrants to purchase common stock expiring 2025	OUSTW	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $441.1 million.
The registrant had 53,765,990 shares of common stock outstanding as of March 17, 2025.
Documents Incorporated by Reference:
Specifically identified portions of the registrant’s definitive proxy statement relating to its 2025 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. The registrant's definitive proxy statement will be filed with the U.S. Securities and Exchange Commission (the “SEC”) within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Annual Report on Form 10-K may be forward-looking statements. The words “anticipates,” “believe(s),” “could,” “contemplates,”, “continue,” “expects,” “estimates,” “forecasts,” “intends,” “may,” “plans,” “projects,” “predicts,” “potential” “should,” “targets,” or “will” and similar expressions or the negative of these terms or expressions are intended to identify forward-looking statements, though not all forward-looking statements use these words or expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements regarding our ability to maintain or grow our global sales and bolster our financial position; our expected contractual obligations and capital expenditures; the capabilities of and demand for our products; our anticipated new product launches and anticipated impacts from recent product launches; our future results of operations and financial position; industry and business trends; the remediation of material weaknesses; the impact of market conditions and other macroeconomic factors on our business, financial condition and results of operation; expectations regarding legal proceedings; our future business strategy, plans, distribution partnerships, market growth and our objectives for future operations.
The forward-looking statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. While we may elect to update such forward-looking statements at some point in the future, we disclaim any obligation to do so, even if subsequent events cause our views to change. Additionally, certain information we may disclose (either herein or elsewhere) is informed by the expectations of various stakeholders or third-party frameworks and, as such, may not necessarily be material for purposes of our filings under U.S. federal securities laws, even if we use “material” or similar language in discussing such matters.
GENERAL
Unless the context otherwise requires, references in this Annual Report on Form 10-K to “we”, “our”, “Ouster” and “the Company” refer to the business and operations of Ouster Technologies, Inc. (“OTI”) (formerly known as Ouster, Inc.) and its consolidated subsidiaries prior to the merger of OTI with Colonnade Acquisition Corp., a Cayman Islands exempted company (“CLA”) (the “Colonnade Merger”), and to Ouster, Inc. (formerly known as Colonnade Acquisition Corp.) and its consolidated subsidiaries following the consummation of the Colonnade Merger.
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
•If we choose to acquire or invest in other new businesses, products, or technologies, such acquisitions or investments may not be completed or result in the anticipated benefits and may present risks not originally contemplated and adversely impact our business.
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

Part I
Item 1. Business.
Overview
Ouster, Inc. is building the eyes of autonomy. We are a leading global provider of lidar sensors and solutions for the automotive, industrial, robotics, and smart infrastructure industries. Ouster’s products include high-resolution scanning and solid-state digital lidar sensors, analog lidar sensors, and software solutions.
We anticipate that 3D vision technologies, coupled with artificial intelligence, will power autonomy that in turn will fundamentally disrupt business models across many existing industries and enable entirely new industries and capabilities. We believe that our digital lidar sensors are one of the highest performing, lowest cost solutions available today, which we believe positions us at the center of a global revolution in autonomy.
Our four target markets each have unique use cases for our lidar sensors:
•Automotive. The automotive industry is shifting towards advanced/enhanced safety and autonomy features, in part powered by lidar. We believe we are uniquely positioned to support this transformation. We work with companies across the entire automotive ecosystem, from technology providers to direct automotive parts suppliers and original equipment manufacturers (“OEMs”), to design and manufacture lidar sensors for these advanced vehicle systems.
•Industrial. Our industrial customers use our lidar sensors to increase safety and automate operations across the global supply chain. This includes material handling vehicles at ports and warehouses, off-highway vehicles in mines and on farms, and manufacturing equipment in factories.
•Robotics. Our robotics customers are pioneering an automated future that can affect many aspects of our daily lives as they take on tasks that are redundant, cumbersome, expensive or dangerous for humans.
•Smart infrastructure. Our smart infrastructure customers are in both the public and private sectors. Cities are prioritizing safety and efficiency through the use of lidar technology on roads and sidewalks in public spaces. We believe our products can enhance public welfare through security and smart city applications. Security companies are also looking to improve intrusion detection and tracking by augmenting existing closed-circuit television (CCTV) systems with the spatial tracking capabilities of lidar.
We believe these markets present a significant growth opportunity for us.
We envision a future where our digital technology enables lidar to become universal, empowering 3D perception capabilities within robots, cars, trucks, and drones, as well as factories, warehouses, roads, sidewalks, public spaces, retail stores, stadiums, docks, and airport terminals. We believe our patented digital approach to lidar and our ongoing development of perception, analytics, mapping, and localization software will better position us in this changing environment.
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
Our mission to make the physical world safer and more efficient is aligned with our focus on sustainability now and into the future. We believe that our lidar technology is a key enabler of sustainable solutions, empowering our customers to achieve greater levels of automation, which have been shown to have the potential to significantly reduce global carbon dioxide emissions and help curb the effects of climate change. Likewise, smart city initiatives powered by lidar can better manage traffic, reduce commute times, and further reduce emissions.

Intellectual Property
We believe our success, competitive advantages, and growth prospects depend in part upon our ability to develop and protect our core technology and intellectual property. Since our inception, we have heavily invested in our patent portfolio by pursuing comprehensive coverage of invention families, use cases, and international coverage. Being at the forefront of innovation in the lidar market depends in part on our ability to obtain and maintain patents and other proprietary rights relating to our key technology, and our ability to successfully enforce these rights against third parties. We currently have proprietary intellectual property for both our digital and analog products and solutions, including in our software, real-time 3D vision for autonomous systems, manufacturing processes and calibration methodology. We have also filed patents and trademark applications in order to further secure these rights and strengthen our ability to defend against third parties who may infringe on our rights. We also rely on trade secrets, design and manufacturing know-how, and continuing technological innovations to maintain and improve our competitive position.
As a result, we have built a portfolio of intellectual property, including issued patents and registered trademarks, copyrights, confidential technical information, and expertise in the development of lidar technology and software.
We protect our proprietary rights through agreements with our commercial partners, supply chain vendors, employees, and consultants, and by closely monitoring the developments and products in the industry; and in addition to seeking patent protection covering inventions originating from us, we continually evaluate opportunities to acquire or in-license patents to the extent we believe such patents are useful or relevant to our business. By leveraging our deep knowledge of lidar technology, we have invented and patented an integrated, semiconductor-based lidar technology, which for our digital products consists of the following key features:
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
In our Ouster Sensor (“OS”) product line, we are currently on our “L3” generation of SoC, which combines significant processing power with a 128-channel SPAD array onto a single piece of silicon and powers all of our REV7 products. Our SoC is capable of counting individual photons in order to detect very weak laser light pulses from long range targets. This digital SPAD-based approach enables our OS sensors to be compact, high-performance, and low-cost in order to provide advanced autonomy functionality to our industrial, robotics, smart infrastructure, and automotive customers.
Our Digital Flash (“DF”) lidar is under development and utilizes our first generation CMOS SoC for solid-state sensors. In 2021, we announced our second generation DF SoC, “Chronos”. Powered by this chip, the solid-state DF lidar features short, medium, and long-range sensing options that we believe has the potential to meet the performance, reliability, design, and cost requirements of global industrial and automotive OEMs.
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

Embedded software
Our existing embedded software is field-upgradeable, which enables us to customize and improve our sensors’ capabilities. We believe that the flexibility of this existing embedded software, together with embedded software that we develop in the future, will create an avenue for software-based enhancements of performance and customization of our products that will be capable of addressing myriad end-market customers’ specific technical requirements.
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
In October of 2021, Ouster acquired Sense Photonics, Inc. (“Sense”) a developer of solid-state flash lidar based on VCSEL and SPAD technology. This acquisition has supported the development of our DF sensor which leverages technology and engineering expertise from both companies. In February 2023, Ouster completed the merger (the “Velodyne Merger”) with Velodyne Lidar, Inc. (“Velodyne”) pursuant to the terms of the Agreement and Plan of Merger, dated as of November 4, 2022. As a result, we currently offer the OS and Velodyne scanning sensors and are developing the DF solid-state flash sensors.
OS Product line
Introduced in 2018, the OS product line is available in four different models to meet the needs of our end customers. The model options include the hemispheric field of view “OSDome”, the ultra-wide view “OS0,” the mid-range “OS1,” and the long-range “OS2.” Within each of these models, we offer numerous configuration options, including but not limited to different resolutions, connection standards, and data output structures. As we continue to release new generations of the silicon CMOS SoCs that power the OS product line, we expect the performance of our sensors to improve.
In 2022, we launched our REV7 OS series scanning sensors powered by our L3 chip. Compared to our earlier generation sensors, REV7 delivers double the range, enhanced object detection, increased precision and accuracy, and greater reliability.
DF Series
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
Its key features include high resolution, adaptability, and scalability.
High resolution. The patented breakthrough solid-state digital flash architecture produces high-resolution 3D point clouds.
Adaptability. The multi-sensor suite is a flexible platform that can be easily adapted to different form-factors and sensor configurations to provide varying ranges, fields of view, and vehicle design freedoms – all with a simple change in optics or housing.
Scalability. The solid-state DF series is designed to be highly manufacturable and to offer durability, reliability, and affordability. We expect to offer individual solid-state sensors as well as a multi-sensor lidar suite at a price point that we believe could enable broad adoption. We believe that we are well-positioned to deliver on OEM requirements with a single supplier offering, reducing overall costs and making us a preferred potential partner.
Velodyne product lines
We also offer certain surround-view lidar sensors that Velodyne previously marketed prior to the Velodyne Merger. These scanning lidar products include the VLP-16, VLP-16 Lite, VLP-16 Hi-Res, VLP-32, and VLS-128, and are in the final stages of their product lifecycle. We plan to stop manufacturing these products in 2025.

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
BlueCity
BlueCity is a Gemini-powered solution for traffic operations, planning, and safety. BlueCity provides real-time data analytics and predictions, which can be used to improve traffic and crowd flow efficiency, improve urban planning, advance sustainability, and protect vulnerable road users in a wide range of weather and lighting conditions.
Improve flow efficiency. Connecting BlueCity’s intelligent solution to existing traffic controllers helps optimize signal timing and traffic and crowd flow based on real-time, multimodal traffic data. This can result in reduced traffic congestion, decreased vehicle delays, and maximized system capacity.
Improve urban planning. BlueCity can help improve mobility and urban growth management for all modes of transport with data-based decision-making insights on the volume, speed, and direction of pedestrians, cyclists, and vehicles.
Data analytics dashboard. BlueCity provides a user dashboard with actionable insights such as number of near misses, pedestrian crossing time estimates, illegal turn detection, and red-light violations.
Product Roadmap And Development
We continue to invest in growing our digital lidar product portfolio and increasing the capabilities of our software solutions.
We currently expect that our future digital lidar product developments will be primarily driven by improvements to our semiconductors—the receiver SoC and VCSEL laser array— with little to no impact on the designs or architecture of our sensors.
Our digital lidar product roadmap primarily consists of designing, building, and integrating improved semiconductors into the OS product line, which we anticipate will improve the range and resolution of our sensors, among other features, without substantial changes to the form factor of our sensors.
We have manufactured prototypes of our DF sensors for the automotive ADAS market. The DF series is also suitable for non-ADAS use cases where a full 360 degree field of view is not required. After the initial release, we anticipate our DF sensors will improve in performance over time as we improve our core SoC and laser components.
Our software solutions include BlueCity for intelligent transportation systems, and Ouster Gemini for security, logistics automation, and crowd monitoring. We continue to work to improve the performance and expand the capabilities of these platforms through our artificial intelligence perception software and application-specific integrations, analytics, and dashboards.

Our Customers
We target four markets globally: automotive, industrial, robotics, and smart infrastructure. For the year ended December 31, 2024, one customer accounted for more than 10% of our revenue from product sales.
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
Smart Infrastructure
Our customers in the smart infrastructure market are generally engaged in monitoring and analyzing human and vehicle movements for the purpose of providing building security and improving roadway safety and efficiency. This market includes federal, state, and local governments as well as private commercial businesses. Unlike traditional cameras, our lidar sensors provide accurate spatial data in low lighting conditions while safeguarding privacy concerns. We believe that our smart infrastructure customers value the high resolution, 360° horizontal field-of-view, and high reliability of our digital lidar sensors. Our lidar sensors and software solutions provide smart infrastructure customers the ability to detect, classify, and track people and vehicles through an easy to use software user interface, allowing them to interact with lidar data indirectly and in a task-relevant manner.
Our Competitive Strengths
We believe the following strengths will allow us to maintain and extend our position as a leading provider in high-resolution lidar solutions.
Patented digital lidar technology
Since we invented and patented our digital lidar technology in 2015, we have launched a suite of products built on a shared architecture. Our proprietary SoC replaces hundreds to thousands of discrete components with a single, tightly-integrated, custom SPAD receiver array, and our high-efficiency VCSEL array integrates every laser into a single die. Moreover, our patented micro-optical system increases digital lidar performance by the equivalent of an orders-of-magnitude increase in detector efficiency. We believe that this architecture will allow us to continue to increase sensor performance while reducing its cost for many years to come. The Sense acquisition and the Velodyne Merger have enabled us to acquire additional intellectual property, which we believe will continue to distinguish us in the lidar space.

High performance at an affordable price
As we introduce future generations of our proprietary SoC, we expect to be able to offer improved resolution, range, precision, and reliability, and unlock new data types. Our simple digital architecture shared across our products has allowed for a single manufacturing process and common supply chain for all of our sensor models that we believe results in cost advantages that help us offer lower prices to our customers while maintaining gross margins.
Flexible and scalable product architecture
Our products employ a software-defined architecture, enabling low-cost development of new industry-specific applications, and a simple shared hardware architecture for scalable manufacturing.
Large and diversified customer base
We have diversified and strive to continue to diversify our customer base by growing our business in automotive, industrial, robotics, and smart infrastructure, which we believe gives us key advantages. Our customer and market diversity add stability to our business and we are able to reduce our exposure to the risk of development delays or regulatory changes that may affect our sales to a single customer or in a particular market.
Volume manufacturing today
We designed our technology for high-volume manufacturing. At our San Francisco, California facility, we manufacture sensors, including new product introductions and Buy America and Buy American-compliant sensors. While we continue to manufacture certain sensors in San Francisco, the Company outsources higher volume product manufacturing to our manufacturing partners Benchmark and Fabrinet, both of which have manufacturing facilities in Thailand. We believe these relationships provide multiple benefits, including allowing us to reduce our operating costs and the ability to leverage our partners’ manufacturing capacity to quickly respond to changes in demand.
Digital solid-state technology positioned to capture high volume OEM opportunities
We expect that our prospective customers will select lidar suppliers primarily based on the anticipated ability to meet performance, reliability, design, and cost requirements. We believe that the solid-state digital lidar technology in our DF sensors will meet these requirements and lead to production wins and growth in this segment.
Highly reliable and rugged technology
In addition to high performance, comparatively low cost, and high customization flexibility, our sensors are designed to be highly reliable. We believe Ouster has one of the lowest field failure rates in the industry, which reduces the total cost of ownership of our sensors and we believe results in greater loyalty of our customers to our products.
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
Commercialize digital lidar for emerging high volume OEM opportunities
We believe that our solid-state DF sensor will meet industry requirements for performance, cost, and reliability in high volume OEM applications. As development progresses, we will strive to build and maintain relationships with global OEMs and Tier 1s to further strengthen demand.
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

Pursue strategic transactions
We have explored and may continue to explore strategic acquisitions, mergers or other transactions as a means to improve our competitive position. For example, in February 2023, we completed our merger of equals with Velodyne which helped us to strengthen our financial position, technology portfolio and software offering. While we see significant and growing demand for our products today, we believe selective transactions can create more expansive use cases for our products, provide greater access to target markets, improve our operating efficiency, or accelerate our product roadmap.
Manufacturing
Our San Francisco, California facility manufactures sensors, including new product introductions; Buy America and Buy American-compliant sensors. For higher volume manufacturing where we can leverage bigger companies’ resources, we have invested in relationships with key manufacturing partners Benchmark and Fabrinet. We have also invested a significant amount of time and resources in streamlining our production process. Our optical alignment processes are partially or completely automated, which reduces manufacturing time and increases our production output. Our sensors also undergo application-focused final testing, which allows us to understand the real-world performance of our sensors before they are shipped to customers. We continue to invest in building manufacturing process control systems, which provide real-time production information on the sensors produced at the facilities in Thailand and San Francisco through integrated data stores and dashboards. This streamlined production process aims at lowering manufacturing costs.
Competition
There is an increasing demand for lidar to help advance automated systems with the intended goal of increasing safety, improving efficiency and enhancing productivity. Lidar’s status as a critical sensor in many applications gives us the opportunity to add enhanced value to customers by providing comprehensive solutions. There is increasing adoption of lidar across a wide variety of industries. As a result, we compete against several companies developing lidar solutions for incorporation into these developing applications, some of which may be similar to ours. Our competitors may include and are not limited to: AEye, Aeva Inc., Cepton, Hesai Technology, Innoviz Technologies, Koito Manufacturing Co. Ltd., Luminar Technologies, MicroVision, Pepperl+Fuchs, Quanergy, RoboSense, Seyond, and SICK.
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
Sales And Marketing
We maintain a global sales presence across the Americas, Europe, and Asia and Pacific markets. We sell directly to many of our customers and have also developed a global network of active distributors to sell, install, and support our solutions. Our commercial team is made up of experienced leaders who have been developing a focused sales organization geared towards ramping our sales pipeline. We continue to maintain a robust sales and marketing team to meet the demands of our existing customers and expect to expand our sales efforts to attract new customers. We plan to continue to expand and optimize our dealer network to ensure that we have sufficient geographic coverage across both existing and new markets.
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
Our research and development activities are primarily based in San Francisco, California; Ottawa, Canada; and Edinburgh, Scotland. Our research and development team is responsible for the design, development, manufacturing, and testing of our products. We focus our efforts on the development of digital lidar technology, developer tooling, software solutions, and innovative manufacturing technologies. The research and development team also partners with our operations and supply chain teams to develop scalable and reliable manufacturing processes and aid in supply chain planning and diversification. Our team consists of engineers, technicians, scientists, operators and professionals with experience from a wide variety of the world’s leading sensing, engineering, consumer electronics, and automotive organizations.
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
Our customers may use our products in applications that are regulated and/or subject to industry standards. Such applications require that our products comply with the applicable regulations and standards, including, but not limited to, functional safety, cybersecurity, product safety and product performance standards. For example, we continue to add features to our existing OS product line, and we expect to design, engineer and test our new DF sensors, to meet evolving U.S. and international consumer product safety and performance requirements as well as Automotive and Industrial Functional Safety, Cybersecurity and performance certifications designed to ensure the safe deployment and operation of autonomous vehicles, automotive ADAS, industrial machines and robots. Significant foreign markets also continue to develop their own respective standards to define deployment requirements for higher levels of autonomy in these jurisdictions.
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
We are subject to climate-related, sustainability and environmental laws, rules and regulations that are evolving and changing. Compliance with these laws, rules and regulations may require us to incur significant costs to comply, including obtaining permits, licenses, inspections of our facilities and products, and implementation of additional internal controls and additional oversight obligations.

Human Capital
As of December 31, 2024, we employed 192 people on a full-time basis in the United States and 100 people on a full-time basis internationally, either directly through our international subsidiaries or through a professional employer organization. We also engaged a certain number of consultants and independent contractors to supplement our permanent workforce. None of our employees are currently represented by a labor union or covered by collective bargaining agreements. We believe we have strong and positive relations with our employees.
Inclusion and Belonging. To attract, motivate and retain a highly-skilled workforce throughout our organization, we are focused on facilitating a safe and inclusive work environment that leverages the capabilities of our employees and encourages diversity of thought. In furtherance of these objectives, we provide Inclusion and Belonging training for our employees to promote a healthy and inclusive organizational culture. The Company is committed to the principles of equal employment and non-harassment. We are committed to complying with all federal, state, and local laws providing equal employment opportunities, and all other employment laws and regulations.
Employee engagement. We prioritize employee engagement and value employee feedback, which we gauge through periodic employee engagement surveys that help us monitor both engagement and satisfaction and provides an additional reference point for evaluating initiatives aimed at enhancing our employees’ experience.
Compensation and Benefits. We offer what we consider attractive compensation and benefit packages. This may include depending on location and eligibility, annual bonuses, paid time-off, 401(k) plan with a Company match (subject to the IRS annual limit), stock-based awards, employee stock purchase plan, health and wellness programs, and other benefits. Our long-term equity compensation is intended to align management interests with those of our stockholders and to encourage the creation of long-term value.
Training and Development. We provide management and leadership development sessions on a regular basis. We continue to expand our offerings to include additional activities which bring together managers of all levels from across the organization.
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
Our company has a limited operating history, having been in operation since 2015. Our limited operating history makes it difficult for us to evaluate our future prospects. Certain factors that could alone or in combination prevent us from successfully commercializing our products include:
•recession or economic downturn globally or in the jurisdictions in which we do business;
•inflation or deflation, as well as changes in existing and expected rates of inflation or deflation, which may vary across the jurisdictions in which we do business;
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
•difficulty in collecting, or failure to collect, accounts receivable, as well as longer collection periods;
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
We have experienced net losses in each year since our inception. In the years ended December 31, 2024 and 2023, we incurred net losses of $97.0 million and $374.1 million, respectively. We expect to continue to incur losses for the foreseeable future as we expand our product offering and continue to scale our commercial operations and research and development program. As of December 31, 2024, we had an accumulated deficit of $913.1 million. Even if we are able to increase the sales of our products, there can be no assurance that we will be profitable.
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
Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new and effective products at an opportune time that may then achieve market acceptance. To remain competitive, we continue to develop new products and expand our existing product offerings. For instance, in January 2023, we announced the release of our software, Ouster Gemini, a cloud-backed digital lidar perception platform for crowd analytics, security, and intelligent transportation systems. Ouster Gemini offers the ability to detect, classify, and track moving objects in real-time using the 3D data from a single or multiple fused Ouster lidar sensors. In connection with the development of our products, we incur and expect to continue to incur substantial R&D costs, which may increase over time. Our R&D expenses were $58.1 million and $91.2 million during the years ended December 31, 2024 and 2023, respectively. Because we account for R&D as an operating expense, these expenditures will adversely affect our results of operations in the future.
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
Our new customers may be less confident in us and less likely to purchase our products because of a lack of awareness about our products. They may also not be convinced that our business will succeed because of the absence of an established sales, service, support, and operating history. To address this, we must, among other activities, grow and improve our marketing capability and brand awareness, which may be costly. These activities may not be effective or could delay our ability to capitalize on the opportunities that we believe are suitable to our technology and products and may prevent us from successfully commercializing our products.
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
•changes in governmental regulations affecting us, our supply chain, or applications in which our customers use our products or software, including export controls, tariffs, data privacy and security, or new regulatory standards for automotive, industrial, infrastructure, or robotics;
•future accounting pronouncements or changes in our accounting policies;
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
Cost-cutting initiatives adopted by our customers often place increased downward pressure on our average selling prices. We also expect that any long term or high-volume agreements with customers may require step-downs in pricing over the term of the agreement or, if commercialized, over the period of production. We strive to keep our average selling price competitive and expect to achieve profitability by maintaining competitive average sales prices and through continually lower product costs. Our average selling price may be driven down by customer-specific selling price fluctuations such as non-standard discounts on large volume purchases. These lower average selling prices on large volume purchases may cause fluctuations in revenue and gross margins on a quarterly and annual basis and ultimately adversely affect our profitability. We have experienced and may in the future experience declines in the average selling prices of our products generally as our customers seek to commercialize autonomous systems at prices low enough to achieve market acceptance and as our competitors continue to produce and commercialize lower cost competing technologies. To achieve profitability and maintain margins, we will also need to continually reduce product and manufacturing costs. Reductions in product and manufacturing costs are principally achieved by scaling our production volumes and through step changes in manufacturing and continued engineering of the most cost-effective designs for our products. Further, as we continue to provide support for REV6, we anticipate downward pressure on our margins. In addition, we must continuously drive initiatives to reduce labor cost, improve worker efficiency, reduce the cost of materials, further lower overall product costs by carefully managing component prices, inventory and shipping cost, and minimize the impacts of tariffs and other regulatory impacts. We need to continually increase sales volume and introduce new, lower-cost products in order to maintain our overall gross margin. If we are unable to maintain competitive average selling prices, increase our sales volume or successfully introduce new, low-cost products, our revenue and overall gross margin will likely decline.
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
Our products also are used in a wide variety of existing and emerging use cases in the smart infrastructure market, which generally consists of public bodies and private commercial businesses engaging in the monitoring and analysis of pedestrian and vehicle movements for the purpose of providing building security, improving road user safety, and increasing roadway efficiency. This is still a nascent market, and while this industry is experimenting with the use of lidar in these applications, our customers may decide that lidar is not a viable solution for a variety of reasons, including price points, interoperability, and integration of lidar sensors. Customers in this market are often local governments, such as city governments, which may be subject to political pressures, and may not control their own budgets. For example, programs could be cancelled due to executive or legislative action that is out of a local government’s control.
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
We may require additional capital in order to execute on our business plan, and we may require additional capital to fund our R&D efforts and to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and we may determine to utilize our “at-the-market” offering program or engage in equity or debt financings or enter into credit facilities for other reasons. In order to stay on our growth trajectory and further business relationships with current or potential customers or partners, or for other reasons, we may issue equity or equity-linked securities to such current or potential customers or partners. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all, particularly in an uncertain economic environment. We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.
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
The majority of our revenue is generated by the sale of our digital lidar sensors and accessories. Given the evolving nature of the markets in which we operate, it is difficult to predict the customer demand or adoption rates for lidar technology generally or our products specifically. If demand does not develop or if we cannot accurately forecast customer demand, our future financial results, business, results of operations and financial condition will be adversely affected. If current or prospective customers have a negative perception of, or experience with, lidar or a competitor’s lidar products they may be reluctant to adopt lidar in general or specifically our products. Any negative publicity, regardless of its accuracy, could materially and adversely affect our business.
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

•uncertainty regarding the trade relationships among the United States, Canada, China, Mexico and Taiwan, as well as other countries, and related impacts to our supply chain;
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
•natural disasters and severe weather events including earthquakes, wildfires, hurricanes, tsunamis, floods, rising sea levels, as well as other impacts of climate change;
•withdrawals from, or renegotiation of existing trade agreements by the United States (or other jurisdictions) potentially affecting countries in which we do business;
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
To ensure adequate inventory supply, we forecast inventory needs and expenses, place orders sufficiently in advance with our suppliers and manufacturing partners and manufacture products based on our estimates of future demand for particular products. Fluctuations in the adoption of lidar products may affect our ability to forecast our future operating results, including revenue, gross margins, cash flows and profitability. Our ability to accurately forecast demand for our products could be affected by many factors, including the rapidly changing nature of our current target markets, the uncertainty surrounding the market acceptance and commercialization of lidar technology, the emergence of new markets, an increase or decrease in customer demand for our products or for products and services of our competitors, product introductions by competitors, market or supply chain disruptions due to public health crises, and any associated work stoppages or interruptions, unanticipated changes in general market conditions and the weakening of economic conditions or consumer confidence in future economic conditions. We may face challenges acquiring adequate supplies to manufacture our products and we, Benchmark and Fabrinet may not be able to manufacture our sensors at a rate necessary to satisfy the levels of demand, which would negatively affect our short-term and long-term growth. This risk may be exacerbated by the fact that we may not carry or be able to obtain from our suppliers a significant amount of inventory to satisfy short-term demand increases. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products available for sale, which has forced us to record inventory write-downs in the past
Inventory levels in excess of customer demand have resulted and may in the future result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would adversely affect our financial results, including our gross margin, and have a negative effect on our brand. Conversely, if we underestimate customer demand for our products, we may not be able to deliver products to meet our requirements, and this could result in damage to our brand and customer relationships and adversely affect our revenue and operating results.
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
If one or more of our major customers is unable to pay our invoices as they become due or a customer simply refuses to make such payments if it experiences financial difficulties, our business would be adversely affected. If a major customer were to enter into bankruptcy proceedings or similar proceedings whereby contractual commitments are subject to stay of execution and the possibility of legal or other modification, payments received may be subject to clawback and we could be forced to record a substantial loss. Additionally, a number of our customers are startup companies, small and mid-sized businesses, that are privately funded, have limited resources, and do not have a history of creditworthiness that we can audit to determine reliability and increase the potential risk to record potential losses. These companies could fail to raise enough capital and have to shut down operations. Even if they are financially solvent and stable and we are successful in securing a commercial relationship with them, their business plans for future programs may be inherently uncertain and unpredictable, and less structured than established companies. We generally do not require collateral or other security deposits for accounts receivable. To reduce credit risk, the Company considers customer creditworthiness, past transaction history with the customer as well as changes in customer payment terms when determining the collectability of specific customer accounts. Periodically, we may require a customer to make advanced payments in advance of product shipments. These measures to reduce credit risk may not be sufficient and our accounts receivable could be impaired or our revenues adversely impacted.
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
We rely on third-party manufacturers, including Benchmark and Fabrinet, to supply a substantial portion of our products. These arrangements are intended to lower our operating costs, but they also reduce our direct control over production and distribution. This diminished control may have an adverse effect on the quality or quantity of products or services, or our flexibility to respond to changing conditions. If Benchmark or any of our third-party component suppliers or logistics and transportation partners experience interruptions, delays or disruptions in supplying their products or services, including by natural disasters, trade restrictions, public health crises, or work stoppages or capacity constraints, our ability to ship products to distributors and customers may be delayed. Similarly, we source components from countries that may be impacted by tariffs under the current U.S. government, including Canada, China, and Mexico. If the cost of products sourced from these or certain other countries increase significantly due to tariffs or trade restrictions, we may not be able to change suppliers or otherwise avoid or mitigate such costs. In addition, unfavorable economic conditions could result in financial distress among third-party suppliers or manufacturers upon which we rely, thereby increasing the risk of disruption of supplies necessary to fulfill our production requirements and meet customer demands. Additionally, if any of these third parties on whom we rely were to experience quality control problems in their operations and our products do not meet customer or regulatory requirements, we could be required to cover the cost of repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative effect on our operating results. In addition, such delays or issues with product quality could adversely affect our reputation and our relationship with our customers, distributors, value added software resellers, and integrators.
If these third parties experience financial, operational, manufacturing capacity or other difficulties, or experience shortages in required components, or if they are otherwise unable or unwilling to continue to manufacture our products in required volumes or at all, our supply may be disrupted, we may be required to seek alternate manufacturers and we may be required to re-design our products. It would be time consuming, and could be costly and impracticable, to begin to use new manufacturers, components or designs, and such changes could cause significant interruptions in supply and could have an adverse effect on our ability to meet our scheduled product deliveries and may subsequently lead to the loss of sales. While we take measures to protect our trade secrets, the use of third-party suppliers and manufacturers may also risk disclosure of our innovative and proprietary manufacturing methodologies, which could adversely affect our business.
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
Historically, we manufactured all of our digital sensors at our facility in San Francisco, California. We continue to maintain a portion of our manufacturing at this facility, including any production of Buy America and Buy American-compliant sensors; however, in 2019, we began moving a portion of our manufacturing operations to a manufacturing facility in Thailand in connection with our relationship with Benchmark, which for the year ended December 31, 2024, accounted for the majority of our OS sensor manufacturing output. After the merger with Velodyne, we moved manufacturing operations of Velodyne sensors to a Fabrinet facility in Thailand. The Company expects to continue to outsource the higher volume product line manufacturing to its manufacturing partners, Benchmark and Fabrinet. We have invested in manufacturing process equipment which is held at Benchmark and Fabrinet facilities. We expect to make additional capital expenditures and to continue to devote the attention of our management and other personnel to the operations located at our outsourced manufacturing partners. We may also need to make prepayments to some of our suppliers associated with long-term supply agreements. While these arrangements help ensure the supply of components and finished goods, if any of the Company’s manufacturing partners or suppliers experiences severe financial problems or other disruptions in their business, such continued supply would be reduced or terminated, and the recoverability of manufacturing process equipment or prepayments would be negatively impacted. In such cases the efforts and attention of our management and other personnel to these relationships that were diverted from our other business operations would not be recoverable.
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
Because we do not maintain long-term supply contracts with many of our suppliers, they could seek to alter or terminate their relationship with us at any time, leaving us with periods during which we have limited or no ability to manufacture our products. The production of our products is dependent on producing or sourcing certain key components, including semiconductor chips, and raw materials at acceptable price levels. If we are unable to adequately reduce and control the costs of such key components, we will be unable to realize manufacturing costs targets, which could reduce the market adoption of our products, damage our reputation with current or prospective customers, and materially and adversely impact our brand, business, prospects, financial condition and operating results.

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
For example, general inflation in the United States, Europe and other geographies has risen significantly in recent years. General inflation, including rising prices for inputs and rising wages, as well as rising interest rates negatively impact our business by increasing our operating costs. General inflation also negatively impacts our business by decreasing the capital for our customers to deploy to purchase our products. Inflation may cause our customers to reduce or delay orders for our products thereby causing a decrease in sales. Increased instability relating to this higher inflation as well as rising interest rates may enhance volatility in currency exchange rates, limit our suppliers’ and customers’ access to credit and limit our ability to access debt and equity financing. These uncertainties may make it difficult for us and our suppliers and customers to accurately plan future business activities and materially adversely impact our operating results and financial condition.
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
We contract with non-US professional employer organizations (“PEOs”), to administer our human resources, payroll and employee benefits functions for some of our subsidiaries’ employees outside of the United States. Although our subsidiaries recruit and select these employees, their employment relationship is with the relevant PEO. Accordingly, these employees are compensated through the PEO, are governed by the work policies created by the PEO and receive their annual wage statements and other payroll-related reports from the PEO. In addition, some of these employees may receive stock compensation directly from the Company. The PEO relationship streamlines hiring and employee maintenance, and enables management to focus on issues other than payroll administration, but this relationship also exposes us to some risks. For example, if the PEO is unable to or otherwise fails to adequately withhold or pay employer taxes or to comply with other applicable laws, we may be held liable for such violations notwithstanding any indemnification provisions provided to us by the PEOs. In certain non-US jurisdictions, despite the PEO relationship, there is a risk that the employee may nonetheless be deemed our direct employee and that the Company may be deemed to have a permanent operation in a non-US jurisdiction. Court and administrative proceedings related to matters of employment tax, labor law and other laws applicable to PEO arrangements could distract management from our business and cause us to incur significant expense. If we were held liable for violations by PEOs, such monetary penalties may adversely affect our profitability and could negatively affect our business and results of operations.
If we choose to acquire or invest in new businesses, products, or technologies, such acquisitions or investments may not be completed or result in the anticipated benefits and may present risks not originally contemplated, which may have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.
Our success depends on our ability to enhance and broaden our product offerings in response to changing customer demands, competitive pressures and advances in technologies. Failure to successfully identify, complete, manage and integrate acquisitions could materially and adversely affect our business, financial condition and results of operations and could cause our stock price to decline. We continue to search for viable acquisition candidates or strategic transactions that would expand our market sector and/or global presence, as well as additional products appropriate for current distribution channels. Accordingly, we have previously pursued and may in the future pursue the acquisition of new businesses, products or technologies instead of developing them internally. Our future success will depend, in part, upon our ability to manage the expanded business following these acquisitions, including challenges related to the management and monitoring of new operations and associated increased costs and complexity associated with such acquisitions. For example, in February 2023, we completed the Velodyne Merger and, in October 2021, we completed the acquisition of Sense. In connection with any acquisitions, we could issue additional equity securities, which would dilute our stockholders, incur substantial debt to fund the acquisitions or assume significant liabilities.
Acquisitions involve many and diverse risks and uncertainties, including risks associated with conduction due diligence, problems integrating the purchased operations, assets, technologies or products, unanticipated costs, liabilities, and economic, political, legal and regulatory challenges due to our inexperience operating in new regions or countries, inability to achieve anticipated synergies, overpaying for acquisitions, invalid sales assumptions underlying potential acquisitions, issues maintaining uniform standards, procedures, controls and policies, diversion of management attention, adverse effects on existing business relationships or acquired company business relationships, risks associated with entering new markets, potential loss of key employees of acquired businesses, increased legal, accounting and compliance costs, and failure to successfully integrate acquired companies, or retain key personnel from the acquired company. Acquisitions may divert our attention from our core business. Acquisitions may require us to record goodwill and non-amortizable intangible assets that will be subject to testing on a regular basis and potential period impairment charges, incur amortization expenses related to certain intangible assets, and incur write offs and restructuring and other related expenses, any of which could harm our operating results and financial condition.
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
Legal and Regulatory Risks Related to Our Business
Our products are frequently used in applications that are subject to evolving regulations and standards. Similarly, our operations are subject to evolving regulations and laws.
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
Similarly, our operations are subject to an evolving regulatory environment. New and changing laws, regulations, executive orders and enforcement priorities can also create uncertainty about how such laws and regulations will be interpreted and applied, which may decrease customer spending, increase our costs or otherwise adversely impact our business and results of operations.
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
Any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or changes in global, political, regulatory and economic conditions affecting U.S. trade, manufacturing, development or investment, could have an adverse effect on business. In recent months, the U.S. has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. A number of other nations have proposed or instituted similar measures directed at trade with the United States in response. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect our business. Any tariffs or sanctions that impact the Company’s custom-made components, such as our micro-optics or custom SoC, may disproportionately impact our business, prospects and operations. As additional trade-related policies are instituted, we may need to modify our business operations to comply and adapt to such developments, which may be time-consuming and expensive or which we may not be able to do successfully at all.
Moreover, the potential for further or new tariffs or trade restrictions between the United States and Thailand, China, Canada, Europe and Mexico, and the resulting environment of retaliatory trade or other practices could materially harm our ability to obtain necessary materials or manufactured products. For example, tariffs on certain Canadian or Chinese origin goods may impact the cost of material and components that we import or that are imported on our behalf by our manufacturing partners or suppliers. Similarly, the majority of our end-products are manufactured in Thailand and any increased costs of manufacturing there, such as tariffs on goods imported from Thailand, would materially adversely affect our operations. The indirect impact of inflationary pressure on costs throughout our supply chain and the direct impact, for example, on costs of material and components we import or that are imported on our behalf by our manufacturing partners or suppliers from countries adversely impacted by trade relations with the United States, may result in higher input costs and lower margins on certain products we sell, which could have a material adverse effect on our business, prospects, results of operations and cash flows.
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
We manufacture and sell products that contain components, which may contain materials that are subject to government regulation in both the locations where we manufacture and assemble our products, as well as the locations where we sell our products. Since we operate on a global basis, this is a complex process which requires continual monitoring of regulations and an ongoing compliance process to ensure that we and our suppliers are in compliance with existing regulations in each market where we operate. If there is an unanticipated new regulation that significantly impacts our use and sourcing of various components or requires more expensive components, that regulation could materially adversely affect our business, results of operations and financial condition. If we are not currently in compliance with existing regulations, or we fail to adhere to new regulations or fail to continually monitor the updates, we may incur costs in remedying our non-compliance and it may disrupt our operations. In addition, current or proposed regulations may adversely impact the availability of supplies needed to manufacture our products. For example, the Uyghur Forced Labor Prevention Act effectively bans all products from China’s Xinjiang province due to concerns that the goods were produced with forced labor, which is having adverse impacts on global supply chains. In such circumstances, we may also be subject to litigation, lose customers, suffer negative publicity and our business, results of operations, and financial condition could be adversely affected.
We and our vendors are subject to various environmental laws and regulations that could impose substantial costs upon us and cause delays in expanding production facilities.
Environmental pollution and climate change have been the subject of significant legislative and regulatory efforts on a global basis, and we believe this will continue both in scope and in the number of countries participating. In addition, as climate change issues become more prevalent, foreign, federal, state and local governments and our customers have increased their focus on environmental sustainability, which has resulted in, and may result in new, regulations and customer requirements, which could materially adversely impact our business, results of operations and financial condition. If we are unable to effectively address concerns about environmental impact, our reputation could be negatively impacted, and our business, results of operations or financial condition could suffer. These regulations and requirements apply to our vendors and suppliers, as well. To the extent compliance with, or the effect of, these regulations and requirements on vendors and suppliers result in their inability to deliver their products to us on time or at all, this could materially adversely impact our business, results of operations and financial condition. For example, the State of California has enacted a number of laws that require reporting on carbon neutrality claims and use of carbon removal credits and direct and indirect greenhouse gas emissions and climate-related financial risks. The SEC also adopted and then stayed rules that would require companies to provide certain climate-related disclosures. Additional local, state, federal and international laws and rules with respect to sustainability and environmental matters which have been passed or proposed may be enacted in the future and the extent and scope of their requirements and impact on our business are unknown. Such rules, as well as other ESG and sustainability-related regulation and legislation, may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls and impose increased oversight obligations on our management and board of directors.
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
Failure to meet evolving and changing environmental, social, and governance (“ESG”) expectations or standards or to achieve our ESG goals could adversely affect our business, results of operations, financial condition, and stock price.
We experience pressure to make commitments or set goals or targets relating to ESG matters that affect companies in our industry, including the design and implementation of specific risk mitigation strategic initiatives relating to environmental sustainability. If we are not effective in addressing ESG matters affecting our industry, such as greenhouse gas emissions and climate-related risks, renewable energy, water stewardship, waste management, diversity and inclusion, responsible sourcing and supply chain, human rights, and social responsibility, among other issues, or setting and meeting relevant sustainability commitments, goals, or targets, our reputation may suffer. As we continue to develop our voluntary ESG program and disclosures, there can be no assurance that regulators, customers, investors, employees, and other stakeholders will determine that these programs and disclosures are sufficiently robust, and we cannot assure that our stakeholders will agree with our ESG strategies. In addition, there can be no assurance that we will be able to attain any announced goals related to our sustainability program, as statements regarding our sustainability goals reflect our current plans and aspirations and are not guarantees that we will be able to achieve them within the timelines we announce or at all. Furthermore, both advocates and opponents of such ESG matters are increasingly resorting to a range of activism forms, including media campaigns, shareholder proposals, and litigation to advance their perspectives. There has similarly been an increase in activism and litigation alleging that corporate diversity, equity and inclusion programs may discriminate against certain groups. Changing stakeholder expectations, changing laws, evolving voluntary and regulatory disclosure standards, and our efforts to manage and report on ESG issues present operational, regulatory, reputational, financial, legal, and other risks, any of which could have a material adverse impact on our business, including on our reputation and stock price.
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
We are exposed to risks related to the use of AI tools by us and others.
Although we are evaluating and, where we believe appropriate, incorporating the use of AI tools into our operations, such as the use of generative AI tools to assist in the development of code, our use of such tools may subject us to significant competitive, legal, regulatory and other risks, and there can be no assurance that our use of AI tools will enhance our business operations or result in a benefit to us. Our competitors may be more successful in their use of AI tools, including by developing superior products or improving their operations with the assistance of AI. Additionally, there could be adverse impacts from inaccurate or flawed algorithms. Our use of AI tools could also result in the loss of confidential information or intellectual property or an inability to claim or enforce intellectual property rights, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy, cybersecurity, and the unauthorized use of Company data. The jurisdictions in which we conduct business have adopted and may adopt laws and regulations related to AI, which could cause us to incur greater compliance costs, limit our use of AI tools, or subject us to regulatory investigations and actions or legal liabilities.
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

Risks Related to Being a Public Company and our Capital Structure
We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in material misstatements of our consolidated financial statements, cause us to fail to meet our periodic reporting obligations, or cause our access to the capital markets to be impaired.
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
We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training commensurate with our accounting and reporting requirements. This material weakness contributed to the following additional material weakness:
•We did not design and maintain effective controls over the period-end financial reporting process to ensure, for other than journal entries, that segregation of duties (SOD) conflicts were identified, reviewed and mitigated by appropriately designed mitigating controls as needed to achieve complete, accurate and timely financial accounting, reporting and disclosures.
The material weakness related to the control environment resulted in adjustments to several account balances and disclosures in the consolidated financial statements for the years ended December 31, 2019 and 2018, adjustments to the equity and warrant liabilities accounts and related disclosures in the unaudited condensed consolidated financial statements for the three months ended March 31, 2021, and an immaterial adjustment which was recorded prior to the issuance of the unaudited condensed consolidated financial statements as of June 30, 2024. The material weakness related to segregation of duties did not result in a material misstatement to the consolidated financial statements.
Additionally, each of these material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
As it relates to the above material weaknesses that continued to exist as of December 31, 2024, our management is committed and continues to make progress to improve our internal control over financial reporting. We continued implementation of a plan to remediate the control deficiencies that led to the above material weaknesses. These remediation measures are ongoing and include the following:
•Improve internal controls to ensure that segregation of duties (SOD) conflicts are timely identified, reviewed and mitigated by appropriately designed mitigating controls and procedures. This includes periodic monitoring of changes in roles and responsibilities that could impact SOD conflicts within the period-end financial reporting process.
•Continuing to recruit personnel with appropriate internal controls, accounting knowledge and experience commensurate with our accounting and reporting requirements, in addition to engaging and utilizing third party consultants and specialists. Our management also continued to reallocate and align roles and responsibilities within the accounting team to optimize and leverage the skills and experience of various personnel.
•Continuing to provide internal control training for personnel responsible for implementing internal controls for the Company.
These investments in resources have improved the stability of our accounting organization. While significant progress has been made in response to the material weaknesses, time is needed to demonstrate sustainability as it relates to our internal control over financial reporting and improvements made to our complement of resources, including demonstrating sustained operating effectiveness of our internal controls related to SOD. We are committed to continuous improvement and will continue to diligently review our internal control over financial reporting.

As a public company, we are required pursuant to Section 404(a) of the Sarbanes-Oxley Act of 2022 (the “Sarbanes Oxley Act”) to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each annual report on Form 10-K filed with the SEC. This assessment includes disclosure of any material weaknesses identified by our management in internal control over financial reporting. In the future, to the extent we are considered an accelerated filer or a large accelerated filer, our independent registered public accounting firm will also be required pursuant to Section 404(b) of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting in each annual report on Form 10-K to be filed with the SEC. We are also required to disclose material changes made in our internal control over financial reporting on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the stock exchange on which our securities are listed or other regulatory authorities, which would require additional financial and management resources.
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
There can be no assurance that we, our common stock or our warrants will be able to comply with the continued listing standards of The Nasdaq Stock Market LLC (“Nasdaq”).
If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum share price requirement, Nasdaq may take steps to delist our securities, including our warrants. Such a delisting would likely have a negative effect on the price of the securities and would impair stockholders’ ability to trade in the Company’s securities. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the Nasdaq minimum share price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, if our securities are not listed on, or become delisted from the Nasdaq, for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on the Nasdaq or another national securities exchange. If our securities become illiquid, stockholders may be unable to trade their securities unless a market can be established or sustained, and similarly if investors are precluded from trading their securities, it could have adverse consequences on our ability to raise more capital.
Amazon owns a warrant to purchase a significant portion of our outstanding common stock, and it may in the future be able to influence the Company’s corporate decisions.
Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon.com, Inc. (“Amazon”), holds a warrant (“Amazon Warrant”) to acquire, following customary antidilution adjustments, up to an aggregate of 3,267,890 (2,160,304 of which are currently vested) shares of our common stock at an exercise price of $50.64 per share, representing 6.1% of our outstanding common stock as of March 17, 2025. We assumed the Amazon Warrant as part of the Velodyne Merger. The exercise price and the warrant shares issuable upon exercise of the Amazon Warrant are subject to further antidilution adjustments, including in the event we make certain sales of common stock (or securities exercisable or convertible into or exchangeable for shares of our common stock) at a price less than the exercise price of the Amazon Warrant. If Amazon were to exercise the Amazon Warrant to purchase significant amounts of our common stock, it may be able to exert significant control over us. It also may have interests that differ from other stockholders and may vote or otherwise act in ways with which we or other stockholders disagree or that may be adverse to the interests of our stockholders.
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
•the volume of shares of our common stock available for public sale; and
•general economic, political and social conditions, such as the effects of public health crises, recessions, interest rates, local and national elections, tariffs, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism.
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
We have the ability to redeem the outstanding publicly traded warrants at any time prior to their expiration. For the class of publicly traded warrants traded under the symbol “OUSTZ”, we may redeem such warrants at a price of $0.10 per warrant, provided that the closing price of our common stock equals or exceeds $180.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrant holders and provided certain other conditions are met. For the class of publicly traded warrants traded under the symbol “OUSTW”, we may redeem such warrants at a price of $0.10 per warrant, provided that the closing price of our common stock equals or exceeds $219.41 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrant holders and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants initially issued by CLA will be redeemable by us so long as they are held by Colonnade Sponsor LLC or its permitted transferees.
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
The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Additionally, securities class action lawsuits and derivative lawsuits are often brought against public companies. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources from other business concerns, which could seriously harm our business. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. For a description of our legal proceedings, see Note 9. Commitments and Contingencies included in the notes to our audited financial statements included elsewhere in the Annual Report on Form 10-K.
Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.
General Risk Factors
Our facilities in California are located near an earthquake fault and an earthquake or other natural disaster or resource shortage could disrupt our operations.
Important documents and records for our products and manufacturing operations are located in our various facilities in San Francisco, California near active earthquake zones. In the event of a natural disaster such as an earthquake, drought, flood or fire or localized extended outages of critical utilities or transportation we do not have a formal business continuity or disaster recovery plan, and therefore could experience a significant business interruption. In addition, California has from time to time experienced shortages of water, natural gas, and electric power. Future shortages and conservation measures could impact our operations and result in increased expenses. In addition, we rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by man-made problems, such as power disruptions, could adversely affect our business. To the extent that any such disruptions result in delays or cancellations of orders or impede our suppliers’ ability to timely deliver product components, our business, operating results and financial condition would be adversely affected.
We and our third-party providers are subject to cybersecurity risks, and any material failure, weakness, interruption, cyber event, incident, or breach of security could materially adversely affect our business, results of operations, and financial condition.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We have developed and implemented a cybersecurity program that seeks to ensure the confidentiality, integrity, and availability of the Company’s information assets, including its critical systems. The Company’s cybersecurity program is based on an ISO 27001 compliant Information Security Management System (ISMS). We use ISO 27001 as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. Our cybersecurity program is integrated into our overall risk management program; which is reviewed and evaluated by our Board, and shares reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial areas.
Key elements of our cybersecurity program include, but are not limited to, (i) raising security awareness of our employees and product development teams, and (ii) implementing and maintaining security operations that are designed to protect identities, networks, systems, and data and provide for detection, response, and recovery, including a cyber incident response plan.
We engage external parties to enhance our cybersecurity program and to operate a variety of operational functions. We engage consultants, advisors and vendors who are recognized for their cybersecurity expertise or products to supplement, augment and/or test specific elements of our security program. We also engage third-party specialists to conduct security assessments and independent audits of the security of the Company’s systems and networks. The results of these assessments may be used to help us improve our cybersecurity program.
The Company has adopted a third-party management policy to formalize the baseline of security controls that it expects its partners and other third-party companies (including service providers) to meet, in accordance with their criticality to our operations and respective risk profile, when directly interacting with the Company’s data. To mitigate risks that may arise from the Company’s interactions with service providers, suppliers, and vendors, we strive to ensure that our systems/services are integrated with trustworthy vendors.
Although to date we have not experienced a material cybersecurity incident resulting in an interruption of our operations, the scope or impact of any future incident cannot be predicted with complete certainty. For additional information on our cybersecurity risks, see “We and our third-party providers are subject to cybersecurity risks, and any material failure, weakness, interruption, cyber event, incident, or breach of security could materially adversely affect our business, results of operations, and financial condition.” in Part 1, Item 1A for more information.
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its overall risk oversight function and has delegated to the Audit Committee oversight of the Company’s cybersecurity program. The Audit Committee receives regular cybersecurity updates and reports from members of the Company’s executive team and the Senior Director of Information Security and Compliance and in turn briefs the full Board on these updates as part of its Committee report. In addition, the full Board receives a full report on the Company’s cybersecurity program at least annually. The Board is also apprised by the executive team and Senior Director of Information Security and Compliance of more significant or serious cybersecurity incidents.
The Company has a Breach Response Team (“BRT”) led by our Senior Director of Information Security and Compliance under the direction of our executive team, and is responsible for assessing and managing our material risks from cybersecurity threats. The Senior Director of Information Security and Compliance has day to day responsibility for the Company’s cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Senior Director of Information Security and Compliance has served in various roles in information security for over 15 years, including serving as Associate Director of Cybersecurity of a public company as well as a PCI Qualified Security Assessor at a cybersecurity consulting firm. He holds a M.S. in Computer Science and has attained various certifications, including an Advanced Computer Certificate from Stanford University. Our executive team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from the Senior Director of Information Security and Compliance and other internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment. The Company’s executive team also monitors the activities of the BRT and where appropriate participates in and supports the BRT in the evaluation and remediation of actual or perceived cyber incidents in accordance with the Company’s incident response plan.
Item 2. Properties
Our corporate headquarters are located in San Francisco, California where we lease properties as follows: (i) 26,125 square feet of office space pursuant to a lease that is scheduled to expire in August 2027, and (ii) 20,032 square feet of office space in a building adjacent to our corporate headquarters, which term is scheduled to expire in August 2027. Engineering, manufacturing, research and development and administrative functions of the Company are performed in San Francisco.
We also lease a 204,000 square foot facility in San Jose, California, which term will expire in December 2027 and is no longer used for any essential manufacturing, research and development functions.
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
Our common stock and warrants expiring in 2026 are listed for trading on the NASDAQ under the symbols “OUST” and “OUSTZ”, respectively, and our warrants expiring in 2025 are listed for trading on the NASDAQ under the symbol “OUSTW”.
Holders
As of March 17, 2025, there were 225 registered holders of record of our common stock. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
Other than as described in the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2024 and March 31, 2024, the Company did not sell any securities that were not registered under the Securities Act during the year ended December 31, 2024.
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
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our results of operations and financial condition should be read together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Ouster’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” and in other parts of this Annual Report on Form 10-K.
Overview
Ouster was founded in 2015 with the invention of our high-performance digital lidar. To continue to grow our business in the coming years, we expanded and plan to continue invest in growing our digital lidar product portfolio, increasing the capabilities of our software solutions, and opportunistically expanding our sales and marketing efforts. We are headquartered in San Francisco, California.
We are a leading global provider of lidar sensors and solutions. We design and manufacture high-resolution digital lidar sensors that offer advanced 3D vision to machinery, vehicles, robots, and fixed infrastructure assets, which allows each to understand and visualize the surrounding world and enable safe operation and autonomy. We believe our sensors are one of the highest-performing, lowest-cost lidar solutions available today across each of our four target markets: automotive, industrial, robotics, and smart infrastructure. Our digital lidar sensors leverage a simplified architecture based on two semiconductor chips and are backed by a suite of patent-protected technology.

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
Our hardware product offering currently includes four models of sensors in our OS product line: the hemispheric field of view OSDome, the ultra-wide field of view OS0, the mid-range OS1, and the long-range OS2. Within our OS sensor models, we offer numerous customization options, all enabled by embedded software. For each of our models in the OS product line, we offer resolution options of 128 lines vertically (“channels”), 64 channels, or 32 channels, as well as many beam spacing options. In 2022, we launched our REV7 OS series scanning sensors powered by L3 chip. REV7 features the all-new OSDome sensor, as well as upgraded OS0, OS1, and OS2 sensors that deliver double the range, enhanced object detection, increased precision and accuracy, and greater reliability compared to our prior generation sensors. We are currently developing our solid-state digital flash (“DF”) sensors, which is a suite of short, mid, and long-range solid-state digital lidar sensors that provide uniform precision imaging without motion blur across an entire field of view.
We also provide perception software platforms for smart infrastructure deployments. Our software enables real-time people and object detection, classification, and tracking for actionable, intuitive, and customizable insights while preserving personally identifiable information. Ouster Gemini is a perception platform designed for smart infrastructure deployments like security and crowd analytics, and is optimized exclusively for Ouster’s digital lidar sensors. BlueCity is a Gemini-powered solution for traffic operations, planning, and safety. BlueCity provides real-time data analytics and predictions, which can be used to improve traffic and crowd flow efficiency, improve urban planning, advance sustainability, and protect vulnerable road users in a wide range of weather and lighting conditions.
We have invested heavily in patents since our inception, pursuing comprehensive coverage of invention families and use cases, with broad international coverage. We believe that our extensive patent coverage creates material barriers to entry for anyone aiming to compete in the digital lidar space.
We believe the simplicity of our digital lidar design gives us a meaningful advantage in costs related to manufacturing, supply chain, and production yields. Our main manufacturing partners are Benchmark and Fabrinet, which manufacture the majority of our products at their facilities in Thailand. We expect this will allow us to continue to reduce our product costs and rapidly scale production to meet our anticipated product demand. Based on cost quotes for our products in mass production, we anticipate our manufacturing costs per unit will decrease further as production volumes increase.
Merger with Velodyne Lidar, Inc.
On November 4, 2022, we entered into an Agreement and Plan of Merger (the “Velodyne Merger Agreement”) with Velodyne Lidar, Inc., a Delaware corporation (“Velodyne”), Oban Merger Sub, Inc., a Delaware corporation and one of our direct, wholly owned subsidiaries (“Velodyne Merger Sub I”) and Oban Merger Sub II LLC, a Delaware limited liability company and one of our direct, wholly owned subsidiaries (“Velodyne Merger Sub II”). On February 10, 2023, we completed our merger of equals with Velodyne pursuant to the terms of the Velodyne Merger Agreement with Velodyne, Merger Sub I and Merger Sub II (the “Velodyne Merger”).
The product offerings we acquired through the Velodyne Merger include the VLP-16, VLP-16 Lite, VLP-16 Hi-Res, VLP-32 and VLS-128. These product offerings are in the final stages of their product life cycle and we plan to discontinue manufacturing them in 2025.
Amazon Warrant
Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon.com, Inc. (“Amazon”), holds a warrant (“Amazon Warrant”) to acquire shares of our common stock. We assumed the Amazon Warrant as part of the Velodyne Merger. As a result of the issuance and sale by us of an additional 6,045,428 shares of common stock in the year ended December 31, 2024 pursuant to the At-Market-Issuance Sales Agreement at prices below the exercise price of the Amazon Warrant, an antidilution adjustment to the terms of the Amazon Warrant occurred, resulting in the increase in the number of shares issuable under the Amazon Warrant by 3,374 shares of common stock and a reduction to the original strike price of the Amazon Warrant to $50.64 per share. As of December 31, 2024, there were 3,267,890 shares of common stock issuable under the Amazon Warrant. The exercise price and the warrant shares issuable upon exercise of the Amazon Warrant are subject to further antidilution adjustments, including in the event we make certain sales of common stock (or securities exercisable or convertible into or exchangeable for shares of our common stock) at a price less than the exercise price of the Amazon Warrant. The Amazon Warrant is subject to vesting; 50% of the unvested Amazon Warrant as of the date of the Velodyne Merger vested as a result of the Velodyne Merger and the remainder will vest over time based on payments by Amazon or its affiliates to us in connection with Amazon’s purchase of goods and services from us.

Factors Affecting Our Performance
Commercialization of Lidar Applications. We believe that our lidar solutions are approaching an inflection point of adoption across our target end market applications, and that we are well-positioned to capitalize on this market adoption. However, as our customers continue research and development projects that rely on lidar technology, it is difficult to estimate the timing of ultimate end market and customer adoption. As a result, we expect that our results of operations, including revenue and gross margins, will improve over time but may fluctuate on a quarterly and annual basis for the foreseeable future. As the market for lidar solutions matures and more customers reach a commercialization phase with solutions that rely on our technology, the fluctuations in our operating results may become less pronounced. In 2025, our strategic business objectives include growing the software-attached business, transforming the product portfolio, and executing towards profitability.
Number of Customers in Production. For certain strategic customers and markets, our products must be integrated into a broader platform, which then must be tested and validated to achieve system-level performance and reliability thresholds that enable commercial production and sales. The time necessary to reach commercial production varies from six months to several years, based on the market and application. For example, the production cycle in the automotive market tends to be substantially longer than in our other target markets. It is critical to our future success in each of our target end markets that our customers reach commercial production and select our products in their commercial production applications, and that we avoid unexpected cancellations of major purchases of our products. Because the timelines to reach production vary significantly and the revenue generated by each customer in connection with commercial production is unpredictable, it is difficult for us to reliably predict our financial performance.
Customers’ Sales Volumes. Our customer base is diversified and we aim to continue to penetrate into diverse end markets to increase our sales volumes. Ultimately, widespread adoption of our customers’ products that incorporate our lidar solutions will depend on many factors, including the size of our customers’ end markets, market penetration of our customers’ products that incorporate our digital lidar solutions, our customers’ ability to sell their products, and the financial stability and reputation of our customers.
Average Selling Prices (“ASPs”), Product Costs and Margins. Our product costs and gross margins depend largely on the volumes of sensors shipped, the mix of existing and new products sold and the number and variety of solutions we provide to our customers. We expect that our selling prices will vary by target end market and application due to market-specific supply and demand dynamics. We expect to continue to experience some downward pressure on prices from signing anticipated large multi-year agreements in the near term with multi-year negotiated pricing. We expect that these customer-specific selling price fluctuations combined with our volume-driven product costs may drive fluctuations in revenue and gross margins on a quarterly basis. However, notwithstanding any short-term price surcharges on our components, we expect that our volume-driven product costs will decrease over time. In addition, we expect that the current uncertainty surrounding U.S. trade relationships may impact our future product costs and margins, particularly to the extent there are significant tariffs or trade restrictions imposed on goods imported from Thailand, Canada, or China that are used in our products. These costs could also impact customer demand as described above under “Customers’ Sales Volumes.”
Competition. Lidar is an emerging technology, and there are many competitors for this growing market which has created downward pressure on our ASPs. Absent the introduction of new technology, we expect this pressure to continue to push our ASPs lower in the coming years. However, we believe that because of the simplicity of our digital lidar technology, we are well-positioned to scale more effectively than our competitors and can leverage this scale to deliver positive gross margins.
Continued Investment and Innovation. We believe that we are a leading lidar provider. Our financial performance is significantly dependent on our ability to maintain this leading position which is further dependent on the investments we make in research and development. We believe it is essential that we continue to identify and respond to rapidly evolving customer requirements, including successfully progressing our digital lidar roadmap and developing technologies that will enhance the operating performance of our products. Our “L4” sensor prototypes are generating rich point clouds and have moved into validation testing. Our “Chronos” chip has been fabricated by our foundry partner and is now undergoing in-house testing. If we fail to continue our innovation, our market position and revenue may be adversely affected, and our investments in that area will not be recovered.

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
Market Trends and Uncertainties. We anticipate increasing demand for our digital lidar solution. We estimate a multi-billion dollar total addressable market (“TAM”) for our solutions in the future. We define our TAM as applications in the automotive, industrial, robotics, and smart infrastructure end markets where we actively engage and maintain customer relationships. Each of our target markets is potentially a significant global opportunity, and these markets have historically been underserved by limited or inferior technology or not served at all. We believe we are well positioned in our market as a leading provider of high-resolution lidar sensors.
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
International Expansion. We view international expansion as an important element of our strategy to increase revenue and achieve profitability. We continue to position ourselves in geographic markets that we expect to serve as important sources of future growth. We have an existing presence in three regions: Americas; Asia and Pacific; and Europe, Middle East and Africa. We intend to expand our presence in these regions over time including through distribution partnerships. Expanded global reach will require continued investment and may expose us to additional foreign currency risk, international taxes and tariffs, legal obligations, export/import regulations and additional operational costs. These risks and challenges that may impact our ability to meet our projected sales volumes, revenues, and gross margins. In addition, the current uncertainty surrounding U.S. trade relationships may impact our future international sales, particularly to the extent there are significant tariffs or trade restrictions imposed on goods imported from the United States.
Components of Results of Operations
Revenue
The majority of our revenue comes from the sale of our lidar sensors and accessories both directly to end users and through distributors both domestically and internationally. We recognize revenue from product sales when the performance obligation of transferring control of the product to the customer has been met, generally when the product is shipped. We also recognize revenue by performing services related to product development, validation, licenses, maintenance under our extended warranty contracts, and shipping. We do not expect these services to be material components of revenue, cost of revenue or gross margin in the near future. Performance obligations related to services are generally recognized over time, based on cost-to-cost input basis or straight-line over time. Amounts billed to customers related to shipping and handling are classified as revenue, and we have elected to recognize the cost of shipping activities that occur after control has transferred to the customer as a fulfillment cost rather than a separate performance obligation. All related costs are accrued and recognized within cost of revenue when the related revenue is recognized.
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
Operating Expenses
Research and Development Expenses
Research and development (“R&D”) activities are primarily conducted at our San Francisco headquarters and our additional R&D facilities in Scotland and Canada and consist of the following activities:
•Design, prototyping, and testing of proprietary electrical, optical, and mechanical subsystems for our digital lidar products;
•Robust testing for safety certifications;
•Development of new products and enhancements to existing products in response to customer requirements including firmware and software development of lidar integration products;
•Custom SoC design for Ouster’s digital lidar products; and
•Development of custom manufacturing equipment.
R&D expenses consist of personnel-related expenses, including salaries, benefits, and stock-based compensation, for all personnel directly involved in R&D activities, third-party engineering and contractor costs, prototype expenses, amortization of intangible assets, and an allocated portion of overhead, facility and information technology (“IT”) costs that support R&D activities.
R&D costs are expensed as they are incurred. Our investment in R&D will continue to grow as we invest in new lidar technology and related software. Our absolute amount of R&D expenses is expected to grow over time; however, we expect R&D as a percentage of revenue to decrease as our business grows.
Sales and Marketing Expenses
Our business development, customer support and marketing teams are located in offices worldwide. Selling and marketing expenses consist of personnel-related expenses, including salaries, benefits, and stock-based compensation, for all personnel directly involved in business development, customer support, and marketing activities, and marketing expenses including trade shows, advertising, and demonstration equipment. Sales and marketing expenses also include amortization expense of intangible assets related to customer relationships associated with the acquisitions and an allocated portion of facility and IT costs that support sales and marketing activities. We expect sales and marketing expenses as a percentage of revenue to decrease over time as our business grows.

General and Administrative Expenses
General and administrative expenses consist of personnel-related expenses, including salaries, benefits, and stock-based compensation, of our executives and members of the board of directors, finance, human resources, an allocated portion of facility and IT costs that support general and administrative activities, as well as amortization of intangible assets, fees related to legal fees, patent prosecution, accounting, finance and professional services, as well as insurance and bank fees. We have experienced and may in the near-term experience additional increases in general and administrative expenses related to legal, accounting, finance and professional services costs associated with litigation activities, hiring more personnel and consultants to support our international activities and compliance with the applicable provisions of the Sarbanes-Oxley Act and other SEC rules and regulations as a result of being a public company. Our absolute amount of general and administrative expenses will grow over time; however, we expect general and administrative expenses as a percentage of revenue to decrease as our business grows.
Goodwill Impairment Charges
In the year ended December 31, 2023, we recorded goodwill impairment charges of approximately $166.7 million. These charges were primarily driven by the decrease in our market capitalization during the period. Our goodwill impairment analysis includes a comparison of the aggregate estimated fair value of our reporting unit to our total market capitalization. There was no addition to goodwill as of December 31, 2024, and as such, our remaining goodwill balance was nil.
Interest Income, Interest Expense, and Other Income (Expense), Net
Interest income consists primarily of income earned on our cash and cash equivalents and short-term investments. These amounts will vary based on our respective balances and market rates. Interest expense consists primarily of interest on our debt and the amortization of debt issuance costs and discounts. Other income (expense), net consists primarily of realized and unrealized gains and losses on foreign currency transactions and balances, realized gains and losses related to sales of our available-for-sale investments and the change in fair value of the private placement warrant liability.
Income Taxes
Our income tax provision consists of federal, state and foreign current and deferred income taxes. Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in the quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on deferred tax assets as it is more likely than not that some, or all, of our deferred tax assets will not be realized. We continue to maintain a full valuation allowance against our U.S. Federal and state deferred tax assets, excluding specific balances due to the Velodyne Merger. The income tax provision for the years ended December 31, 2024 and 2023, respectively, was not material to the Company’s consolidated financial statements.

Results of Operations:
The following table summarizes key components of our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(dollars in thousands)
Revenue	$111,101	$83,279
Cost of revenue(1)	70,641	74,965
Gross profit	40,460	8,314
Operating expenses(1):
Research and development	58,084	91,210
Sales and marketing	27,852	41,639
General and administrative	58,701	81,982
Goodwill impairment charges	—	166,675
Total operating expenses	144,637	381,506
Loss from operations	(104,177)	(373,192)
Other income (expense):
Interest income	8,846	9,038
Interest expense	(1,823)	(9,303)
Other income (expense), net	646	(130)
Total other income (expense), net	7,669	(395)
Loss before income taxes	(96,508)	(373,587)
Provision for income tax expense	537	523
Net loss	$(97,045)	$(374,110)
The following table sets forth the components of our consolidated statements of operations and comprehensive loss data as a percentage of revenue for the periods presented:

	Year Ended December 31,
	2024	2023
	(% of total revenue)
Revenue	100%	100%
Cost of revenue(1)	64	90
Gross profit	36	10
Operating expenses(1):
Research and development	52	110
Sales and marketing	25	50
General and administrative	53	98
Goodwill impairment charges	—	200
Total operating expenses	130	458
Loss from operations	(94)	(448)
Other income (expense):
Interest income	8	11
Interest expense	(2)	(11)
Other income (expense), net	1	—
Total other income (expense), net	—	—
Loss before income taxes	(94)	(448)
Provision for income tax expense	—	1
Net loss	(94)%	(449)%

(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2024	2023
	(dollars in thousands)
Cost of revenue	$4,608	$2,854
Research and development	18,260	24,551
Sales and marketing	5,347	9,966
General and administrative	12,244	20,354
Total stock-based compensation	$40,459	$57,725
Comparison of the years ended December 31, 2024 and 2023
Revenue

	Year Ended December 31,		2024 - 2023 Change
	2024	2023	$	%
	(dollars in thousands)
Revenue by geographic location:
Americas	$58,429	$45,744	$12,685	28%
Asia and Pacific	20,158	12,929	7,230	56
Europe, Middle East and Africa	32,513	24,606	7,907	32
Total	$111,101	$83,279	$27,822	33%
Revenue
Revenue increased by $27.8 million, or 33%, to $111.1 million for the year ended December 31, 2024 from $83.3 million for the prior year. The increase in revenue was primarily driven by increased sales of the REV7 sensors as customers increased their purchase levels compared to the prior year period.
Geographic Locations
Revenue increased across the geographic regions of the Americas, Asia and Pacific, and Europe, Middle East and Africa as compared to the comparable period in the prior year. The revenue increases in those geographic regions were primarily attributable to higher sales of the REV7 sensor.
Cost of Revenue and Gross Margin

	Year Ended December 31,		2024 - 2023 Change
	2024	2023	$	%
	(dollars in thousands)
Cost of revenue	$70,641	$74,965	$(4,324)	(6)%
Cost of revenue
Cost of revenue decreased by $4.3 million, or 6%, to $70.6 million for the year ended December 31, 2024 from $75.0 million for the prior year. The decrease in cost of revenue was primarily attributable to lower excess and obsolete inventory charges and compensation-related expenses, partially offset by increased shipments over the period.
Gross margin rose to 36% for the year ended December 31, 2024 from 10% in the prior year primarily as a result of the factors described above related to the increased sales of REV7 sensor.

Operating Expenses

	Year Ended December 31,		2024 - 2023 Change
	2024	2023	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$58,084	$91,210	$(33,126)	(36)%
Sales and marketing	27,852	41,639	(13,787)	(33)
General and administrative	58,701	81,982	(23,281)	(28)
Goodwill impairment charges	—	166,675	(166,675)	100%
Total operating expenses:	$144,637	$381,506	$(236,869)	(62)%
Research and Development
Research and development expenses decreased by $33.1 million, or 36%, to $58.1 million for the year ended December 31, 2024 from $91.2 million in the prior year. The decrease was primarily attributable to the reduction in compensation expenses and other costs from the restructuring and cost reduction initiatives after the closing of the Velodyne Merger.
Sales and Marketing
Sales and marketing expenses decreased by $13.8 million, or 33%, to $27.9 million for the year ended December 31, 2024 from $41.6 million in the prior year. The decrease was primarily attributable to the reduction in compensation expenses and other costs from the restructuring and cost reduction initiatives after the closing of the Velodyne Merger.
General and Administrative
General and administrative expenses decreased by $23.3 million, or 28%, to $58.7 million for the year ended December 31, 2024 from $82.0 million in the prior year. The decrease was primarily attributable to the reduction in compensation expenses and other costs from the restructuring and cost reduction initiatives after the closing of the Velodyne Merger.
Goodwill Impairment Charges
There was no addition to goodwill for the year ended December 31, 2024, and as such, our remaining goodwill balance was nil. Goodwill impairment charges were $166.7 million for the year ended December 31, 2023, primarily driven by the decrease in our market capitalization during the period.
Interest Income, Interest Expense and Other Income (Expense), Net

	Year Ended December 31,		2024 - 2023 Change
	2024	2023	$	%
	(dollars in thousands)
Interest income	$8,846	$9,038	$(192)	(2)%
Interest expense	(1,823)	(9,303)	7,480	(80)
Other expense (income), net	646	(130)	776	(597)
The year-over-year decrease in interest income was primarily attributable to lower average cash and cash equivalent balances.
The year-over-year decrease in interest expense was due to entering into the UBS Agreement in October 2023, which had a lower interest rate than our prior debt arrangement and a reduction in the outstanding debt balance which was paid off in full on August 12, 2024.
Other income (expense), net was not material for the years ended December 31, 2024 and December 31, 2023.

Income Taxes

	Year Ended December 31,		2024 - 2023 Change
	2024	2023	$	%
	(dollars in thousands)
Loss before income taxes	$(96,508)	$(373,587)	$277,079	(74)%
Provision for income tax expense (benefit)	537	523	14	3
Effective tax rate	(0.56)%	(0.14)%
Our effective tax rate was (0.56)% for the year ended December 31, 2024 compared to our effective tax rate of (0.14)% for the prior year. Our tax expense changed during the year ended December 31, 2024, compared to the prior year, primarily due to income tax expense from profitable foreign jurisdictions.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and short-term investments, cash generated from sales of our products, and sales of common stock under our at-the market equity offering program.
Our primary requirements for liquidity and capital are to finance working capital, inventory management, capital expenditures, and general corporate purposes. We expect these needs to continue as we develop and grow our business.
As of December 31, 2024 we had an accumulated deficit of $913.1 million and cash, cash equivalents, restricted cash and short-term investments of approximately $174.6 million. Management believes that our existing sources of liquidity will be adequate to fund our operations for at least twelve months from the date of this Annual Report on Form 10-K. However, we may need to raise additional capital in the future to support our operations.
We manage our cash and cash equivalents with financial institutions that we believe have high credit quality and, at times, such amounts exceed federally insured limits. The failure of any bank with which we maintain a commercial relationship could cause us to lose our deposits in excess of the federally insured or protected amounts. We have experienced recurring losses from operations, and negative cash flows from operations, and we expect to continue operating at a loss and to have negative cash flows from operations for the foreseeable future. Because we are in the growth stage of our business and operate in an emerging field of technology, we expect to continue to invest in research and development and opportunistically expand our sales and marketing teams worldwide. We may require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions, or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, current macroeconomic conditions, including elevated inflation rates and high interest rates, have resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.
ATM Agreement
On April 29, 2022, we entered into an open market sale agreement with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. (the “ATM Agreement”), which expires three years from the May 2, 2022 Form S-3 filing date, pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $150.0 million under an “at the market” offering program. Subject to the terms and conditions of the ATM Agreement, we may sell the shares in amounts and at times to be determined by us but we are under no obligation to sell any of the shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common stock, capital needs and determinations by us of the appropriate sources of funding. During the year ended December 31, 2024, we sold 6,045,428 shares of common stock for net proceeds of $57.8 million under the ATM Agreement, and during the year ended December 31, 2023, we sold 2,878,875 shares of common stock for net proceeds of $14.6 million.
The remaining availability under the ATM Agreement as of December 31, 2024 is approximately $58.6 million. We currently intend to use the net proceeds from the sale of shares pursuant to the ATM Agreement for working capital and general corporate purposes.

Prior Debt Arrangements
On October 25, 2023, we entered into the Credit Line Account Application and Agreement for Organizations and Businesses (the “Credit Agreement”) and the Addendum to Credit Line Account Application and Agreement (the “Addendum”; and the Credit Agreement as amended, modified, and/or supplemented by the Addendum, the “UBS Agreement”) by and among the Company, UBS Bank USA (the “Bank”), and UBS Financial Services Inc. The UBS Agreement provided us with a revolving credit line of up to $45.0 million, subject to certain terms and conditions. We initially borrowed $44.0 million, and all of the proceeds were used to refinance and terminate our prior term loan facility.
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
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the consolidated balance sheet as of December 31, 2024, while others are considered future commitments. Our contractual obligations primarily consist of non-cancelable purchase commitments with various parties to purchase goods or services, primarily inventory, entered into in the normal course of business and operating leases. For information regarding our other contractual obligations, refer to Note 8. Leases and Note 9. Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Cash Flow Summary

	For the Years ended December 31,
	2024	2023
	(dollars in thousands)
Net cash provided by (used in):
Operating activities	$(33,694)	$(137,890)
Investing activities	14,652	50,601
Financing activities	15,393	15,657
Operating Activities
During the year ended December 31, 2024, operating activities used $33.7 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $97.0 million, offset by our non-cash charges of $51.9 million primarily consisting of depreciation and amortization of $9.8 million, stock-based compensation of $40.5 million, amortization of right-of-use asset of $4.9 million and inventory write-down of $2.1 million. The changes in our operating assets and liabilities of $11.5 million was primarily due to a decrease in accounts receivable of $1.7 million, decrease in inventory of $4.7 million, an increase in prepaid expenses and other assets of $21.3 million, an increase in accounts payable of $2.5 million, an increase in contract liabilities of $19.0 million, a decrease in operating lease liability of $6.3 million, and a decrease in accrued and other liabilities of $28.1 million.
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

Investing Activities
During the year ended December 31, 2024, cash provided by investing activities was $14.7 million, consisting primarily of $162.3 million proceeds from sales of short-term investments and purchases of short-term investments of $144.6 million.
During the year ended December 31, 2023, cash used in investing activities was $50.6 million, which was attributed primarily to the Velodyne Merger and proceeds and purchases of short-term investments.
Financing Activities
During the year ended December 31, 2024, cash provided by financing activities was $15.4 million, consisting primarily of $57.8 million of proceeds from the issuance of common stock under the ATM Agreement, partially offset by the repayment of indebtedness of $44.0 million under the UBS Agreement.
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
Inventory Valuation
Inventories are stated at the lower of cost or estimated net realizable value. Costs are computed under the standard cost method, which approximates actual costs determined on a first in, first out basis. We record write-downs of inventories which are obsolete or in excess of anticipated demand. Significant judgment is used in establishing our forecasts of future demand and obsolete material exposures. We consider marketability and product life cycle stage, product development plans, demand forecasts, and assumptions about future demand and market conditions in establishing our estimates. If the actual component usage and product demand are significantly lower than forecast, which may be caused by factors within and outside of our control, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and our customer requirements, we may be required to increase our inventory write-downs. A change in our estimates could have a significant impact on the value of our inventory and our results of operations.

We believe that the accounting policy discussed below is critical to understanding our historical and future performance as these policies involve a greater degree of judgment and complexity.
Revenue Recognition
Revenue is recognized when a customer obtains control of promised products or services. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these products or services. Significant judgment is applied when the Company determines the amount and timing of revenue from the intellectual property (“IP”) royalties when Company contracts with customers to license rights to its IP.
Refer to Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information regarding our revenue recognition policies.
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
Inflation Risk
General inflation in the U.S., Europe and other geographies has risen significantly in recent years. To date, we do not believe that inflation has had a material effect on our business, financial condition, or results of operations, other than its impact on the general economy. However, we are monitoring the current inflationary environment, particularly as it may be impacted by proposed and/or newly implemented tariffs. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases, and our inability or failure to do so could harm our business, financial condition and results of operations.
Interest Rate Risk
As of December 31, 2024, we had cash, cash equivalents, restricted cash and short-term investments of approximately $174.6 million, of which $24.7 million consisted of institutional money market funds, $56.9 million consisted of commercial paper, and $69.6 million consisted of corporate debt and U.S. government agency securities, all of which carries a degree of interest rate risk. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. These investments are subject to interest rate risk, as sharp increases in market interest rates could have an adverse impact on their fair value. Although the fair values of these instruments can fluctuate, we believe that the short-term, highly liquid nature of these investments, and our ability to hold these instruments to maturity, reduces our risk for potential material losses. A hypothetical 100 basis point change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.
On August 12, 2024, we repaid in full, with cash on hand, all outstanding indebtedness and terminated all commitments and obligations under the UBS Agreement. As of December 31, 2024, we had no debt outstanding and therefore are not exposed to interest rate risk with respect to debt.
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
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OUSTER, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Ouster, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ouster, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of stockholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Revenue Recognition – Product revenue
As described in Note 2 to the consolidated financial statements, the Company’s revenue was $111.1 million for the year ended December 31, 2024, of which the majority related to product revenue. Product revenue is recognized at a point in time when control of the goods is transferred to the customer, generally occurring upon shipment or delivery dependent upon the terms of the underlying contract. The transaction price is the amount of consideration the Company expects to be entitled in exchange for transferring products to the customer.
The principal consideration for our determination that performing procedures relating to revenue recognition for product revenue is a critical audit matter is a high degree of auditor effort in performing procedures over the Company’s revenue recognition. As disclosed by management, material weaknesses were identified that impacted this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing revenue recognized for a sample of product revenue transactions by obtaining and inspecting source documents, such as contracts, sales quotes, purchase orders, sales orders, invoices, proof of shipment, and subsequent cash receipts and (ii) confirming a sample of outstanding customer invoice balances as of December 31, 2024 and, for confirmations not returned, obtaining and inspecting source documents, such as contracts, sales quotes, purchase orders, sales orders, invoices, and subsequent cash receipts.
/s/ PricewaterhouseCoopers LLP
San Jose, California
March 21, 2025
We have served as the Company’s auditor since 2019.

OUSTER, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$45,542	$50,991
Restricted cash, current	722	552
Short-term investments	126,480	139,158
Accounts receivable, net	17,941	14,577
Inventory	16,417	23,232
Prepaid expenses and other current assets	12,750	34,647
Total current assets	219,852	263,157
Property and equipment, net	10,164	10,228
Operating lease, right-of-use assets	14,308	18,561
Unbilled receivable, non-current portion	10,133	10,567
Intangible assets, net	17,830	24,436
Restricted cash, non-current	1,835	1,091
Other non-current assets	2,026	2,703
Total assets	$276,148	$330,743
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,288	$3,545
Accrued and other current liabilities	30,591	58,166
Contract liabilities, current	34,351	12,885
Operating lease liability, current portion	7,196	7,096
Total current liabilities	78,426	81,692
Operating lease liability, non-current portion	13,054	18,827
Debt	—	43,975
Contract liabilities, non-current portion	2,538	4,967
Other non-current liabilities	1,219	1,610
Total liabilities	95,237	151,071
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized at December 31, 2024 and 2023; 52,560,770 and 43,257,862 issued and outstanding at December 31, 2024 and 2023, respectively	47	42
Additional paid-in capital	1,094,938	995,464
Accumulated deficit	(913,071)	(816,026)
Accumulated other comprehensive (loss) income	(1,003)	192
Total stockholders’ equity	180,911	179,672
Total liabilities and stockholders’ equity	$276,148	$330,743
The accompanying notes are an integral part of these consolidated financial statements

OUSTER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Revenue	$111,101	$83,279
Cost of revenue	70,641	74,965
Gross profit	40,460	8,314
Operating expenses:
Research and development	58,084	91,210
Sales and marketing	27,852	41,639
General and administrative	58,701	81,982
Goodwill impairment charges	—	166,675
Total operating expenses	144,637	381,506
Loss from operations	(104,177)	(373,192)
Other income (expense):
Interest income	8,846	9,038
Interest expense	(1,823)	(9,303)
Other income (expense), net	646	(130)
Total other income (expense), net	7,669	(395)
Loss before income taxes	(96,508)	(373,587)
Provision for income tax expense	537	523
Net loss	$(97,045)	$(374,110)
Other comprehensive loss
Changes in unrealized (loss) gain on available for sale securities	$(386)	$354
Foreign currency translation adjustments	(809)	(13)
Total comprehensive loss	$(98,240)	$(373,769)
Net loss per common share, basic and diluted	$(2.08)	$(10.10)
Weighted-average shares used to compute basic and diluted net loss per share	46,584,479	37,042,081
The accompanying notes are an integral part of these consolidated financial statements

OUSTER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balance — January 1, 2023	18,658,798	$19	$613,665	$(441,916)	$(149)	$171,619
Issuance of common stock upon Velodyne Merger	19,483,269	20	306,582	—	—	306,602
Common Stock adjustment reflected as a result of the one-for-10 reverse stock split effectuated on April 6, 2023	85,893	—	—	—	—	—
Proceeds from at-the-market offering, net of commissions and fees of $872 and issuance costs of $327	2,878,875	3	15,424	—	—	15,427
Issuance of common stock upon exercise of stock options	142,117	—	270	—	—	270
Issuance of common stock upon vesting of restricted stock units	1,755,157	—	—	—	—	—
Issuance of common stock to employees under employee stock purchase plan	257,506	—	1,175	—	—	1,175
Repurchase of common stock	(3,753)	—	(3)	—	—	(3)
Common stock warrants issuable to customer	—	—	528	—	—	528
Vesting of early exercised stock options	—	—	98	—	—	98
Stock-based compensation expense	—	—	57,725	—	—	57,725
Net loss	—	—	—	(374,110)	—	(374,110)
Other Comprehensive income	—	—	—	—	341	341
Balance — December 31, 2023	43,257,862	42	995,464	(816,026)	192	179,672
Issuance of common stock upon exercise of stock options	105,581	—	206	—	—	206
Issuance of restricted stock awards	533,601	1	—	—	—	1
Proceeds from at-the-market offering, net of commissions and fees of $1,749 and issuance costs of $346	6,045,428	2	56,214	—	—	56,216
Issuance of common stock in connection with Velodyne Merger	211,216	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock	2,022,741	2	—	—	—	2
Issuance of common stock to employees under employee stock purchase plan	384,341	—	1,703	—	—	1,703
Common stock warrants issuable to customer	—	—	892	—	—	892
Stock-based compensation expense	—	—	40,459	—	—	40,459
Net loss	—	—	—	(97,045)	—	(97,045)
Other Comprehensive loss	—	—	—	—	(1,195)	(1,195)
Balance — December 31, 2024	52,560,770	$47	$1,094,938	$(913,071)	$(1,003)	$180,911
The accompanying notes are an integral part of these consolidated financial statements

OUSTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(97,045)	$(374,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment charges	—	166,675
Depreciation and amortization	9,836	17,148
Loss on write-off and disposal of property and equipment and right-of-use asset impairment	401	1,673
Gain on lease termination	—	(807)
Stock-based compensation	40,459	57,725
Reduction of revenue related to stock warrant issued to customer	892	528
Amortization of right-of-use asset	4,904	4,519
Interest expense and loss on debt extinguishment	—	4,001
Amortization of debt issuance costs and debt discount	—	190
Non-cash interest income	(619)	(732)
Accretion or amortization on short-term investments	(5,095)	(4,685)
Change in fair value of warrant liabilities	(103)	49
Inventory write down	2,080	10,047
Provision (recovery of) for doubtful accounts	(587)	1,346
Realized gain on sale of investments	(275)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,724)	3,574
Inventory	4,735	(4,047)
Prepaid expenses and other assets	21,317	(21,575)
Accounts payable	2,476	(8,520)
Accrued and other liabilities	(28,059)	8,081
Contract liabilities	19,036	6,597
Operating lease liability	(6,323)	(5,567)
Net cash used in operating activities	(33,694)	(137,890)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property & equipment	668	560
Purchases of property and equipment	(3,756)	(3,006)
Purchase of short-term investments	(144,573)	(137,104)
Proceeds from sales of short-term investments	162,313	158,014
Cash and cash equivalents acquired in the Velodyne Merger	—	32,137
Net cash provided by investing activities	14,652	50,601
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	205	271
Proceeds from ESPP purchase	1,703	1,174
Proceeds from borrowings, net of debt discount and issuance costs	—	43,975
Repayments of borrowings	(43,975)	(43,975)
Proceeds from the issuance of common stock under at-the-market offering, net of commissions and fees	57,806	14,575
At-the-market offering costs for the issuance of common stock	(346)	(363)
Net cash provided by financing activities	15,393	15,657
Effect of exchange rates on cash and cash equivalents	(887)	(12)
Net increase decrease in cash, cash equivalents and restricted cash	(4,536)	(71,644)
Cash, cash equivalents and restricted cash at beginning of year	52,634	124,278
Cash, cash equivalents and restricted cash at end of year	$48,099	$52,634
SUPPLEMENTAL DISCLOSURES OF OPERATING ACTIVITIES:
Cash paid for interest	$2,073	$5,115
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accrued liabilities	$480	$524
Common stock shares issued in the Velodyne Merger	$—	$297,425
Common stock warrants issued in the Velodyne Merger	$—	$9,177
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
On February 10, 2023, the Company completed a merger with Velodyne Lidar, Inc., a Delaware corporation (“Velodyne”) pursuant to the terms of the Agreement and Plan of Merger (the “Velodyne Merger Agreement”) with Velodyne, Oban Merger Sub, Inc. (“Merger Sub I”) and Oban Merger Sub II LLC (“Merger Sub II”) (the “Velodyne Merger”) dated as of November 4, 2022, accounted for as a business combination with the Company being the accounting acquirer (Note 3).
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

The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has experienced recurring losses from operations, and negative cash flows from operations. As of December 31, 2024, the Company’s existing sources of liquidity included cash and cash equivalents, restricted cash, and short-term investments of $174.6 million. The Company has incurred losses and negative cash flows from operations for several years. If the Company continues to incur losses in the future, it may need to improve liquidity and raise additional capital through the issuance of equity and/or debt. There can be no assurance that the Company would be able to raise such capital. However, management believes that the Company’s existing sources of liquidity are adequate to fund its operations for at least twelve months from the date the consolidated financial statements were available for issuance.
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
At the Market Issuance Sales Agreement
On April 29, 2022, the Company entered into an At-Market-Issuance Sales Agreement (the “ATM Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc., pursuant to which the Company may offer and sell, from time to time, through or to the agents, acting as agent or principal, shares of the Company’s common stock having an aggregate offering price of up to $150.0 million under the Company’s Form S-3 registration statement. During the years ended December 31, 2024 and 2023, the Company sold 6,045,428 and 2,878,875 shares, respectively. The weighted-average sales price and gross proceeds to the Company before deducting offering costs, sales commissions and fees were approximately $9.64 and $5.67 per share and $58.3 million and $16.3 million, respectively, during the year ended December 31, 2024 and 2023. The Company plans to use the net proceeds from the ATM Agreement for working capital and general corporate purposes.
The remaining availability under the ATM Agreement as of December 31, 2024 is approximately $58.6 million.
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
4) Allocate the transaction price to performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”). In 2024 and 2023, the Company did not have a material volume of contracts that required the allocation of transaction price to multiple performance obligations.
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
Services
The Company’s services revenue consists primarily of software development and compliance services. The obligation to provide services is generally satisfied over time, with the customer simultaneously receiving and consuming the benefits as the Company satisfies its performance obligations. For product development and validation service projects, the Company bills and recognizes revenue as the services are performed. For these arrangements, control is transferred over as the Company’s inputs are incurred to complete the project; therefore, revenue is recognized over the service period with the measure of progress using the input method based on labor costs incurred to total labor cost (“cost-to-cost”) as the services are provided.
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
Costs to obtain a contract
The Company expenses the incremental costs of obtaining a contract when incurred because the amortization period for these costs would typically be less than one year. These costs primarily relate to sales commissions and are expensed as incurred in sales and marketing expense in the Company’s consolidated statements of operations and comprehensive loss. The incremental cost of obtaining a contract for the years ended December 31, 2024 and 2023 was $4.1 million and $5.0 million, respectively.
Right of return
The Company’s general terms and conditions for its contracts do not contain a right of return that allows the customer to return products and receive a credit, however it has in practice permitted returns of its sensor kits in limited circumstances. Allowances for sales returns, which reduce revenue, are estimated using historical experience and were immaterial as of December 31, 2024 and 2023. Actual returns in subsequent periods have been consistent with estimated amounts.
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
In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2024 and 2023.
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
Changes in the Company’s allowance for expected credit losses were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$1,104	$853
Provision (recovery of) for doubtful accounts	(587)	1,346
Net write-offs and other	236	(1,095)
Ending balance	$753	$1,104
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist primarily of cash, cash equivalents, restricted cash, short-term investments, and accounts receivable. Although the Company deposits its cash, cash equivalents, restricted cash and short-term investments with financial institutions that Company believes are of high credit quality, its deposits, at times, may exceed federally insured limits. As of December 31, 2024 and 2023, the Company had cash, cash equivalents, short-term investments and restricted cash with financial institutions in the U.S. of $161.8 million and $184.8 million, respectively. As of December 31, 2024 and 2023, the Company also had cash with financial institutions in countries other than the U.S. of approximately $12.8 million and $7.0 million, respectively, that was not federally insured.
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
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable and unbilled receivable was as follows:

	December 31,
	2024	2023
Customer A	39%	42%
Customer B	—%	12%
Concentrations of supplier risk
Purchases from the Company’s suppliers and vendors representing 10% or more of total purchases were as follows:

	Year Ended December 31,
	2024	2023
Supplier A	11%	11%
Supplier B	15%	17%
Supplier A accounted for 18% of total accounts payable balance as of December 31, 2024. Supplier A accounted for less than 10% of total accounts payable balance as of December 31, 2023. Supplier B accounted for 55% and 44% of total accounts payable balance as of December 31, 2024 and 2023, respectively.

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
Income taxes
Deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss (“NOL”) and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Due to its history of operating losses, the Company has recorded a full valuation allowance against its U.S. deferred tax assets as of December 31, 2024 and 2023.
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
Recently Issued and Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the amendments in this update for the annual period beginning fiscal year 2024 and retrospectively applied to all periods presented. Refer to Note 16 regarding the additional disclosures included within the consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses.” The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures. The guidance is effective for public business entities for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The guidance is to be applied prospectively, with the option for retrospective application. The Company is currently evaluating the impact of the ASU on the disclosures within the consolidated financial statements.
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

Year Ended December 31,
2023
Revenue	$86,935
Net loss	$(372,689)
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

Note 4. Fair Value of Financial Instruments
The following table provides information by level for the Company’s assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$24,740	$—	$—	$24,740
Short-term investments:
Commercial paper	—	56,886	—	56,886
Corporate debt and U.S. government agency securities	—	69,594	—	69,594
Total short-term investments	—	126,480	—	126,480
Total financial assets	$24,740	$126,480	$—	$151,220
Liabilities
Warrant liabilities	$—	$—	$126	$126
Total financial liabilities	$—	$—	$126	$126

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$7,354	$—	$—	$7,354
Commercial paper	—	2,989	—	2,989
Short-term investments:
Commercial paper	—	80,620	—	80,620
Corporate debt and U.S. government agency securities	—	58,538	—	58,538
Total short-term investments	—	139,158	—	139,158
Total financial assets	$7,354	$142,147	$—	$149,501
Liabilities
Warrant liabilities	$—	$—	$229	$229
Total financial liabilities	$—	$—	$229	$229
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

Note 5. Balance Sheet Components
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of the following (in thousands):

	December 31,
	2024	2023
Cash	$20,802	$40,648
Cash equivalents:
Money market funds(1)	24,740	7,354
Commercial paper	—	2,989
Total cash and cash equivalents	$45,542	$50,991
(1) The Company maintains a cash sweep account, which is included in money market funds as of December 31, 2024 and 2023, respectively. Cash is invested in short-term money market funds that earn interest.
The Company acquired short-term investments consisting of commercial paper, corporate debt and U.S. government agency securities as a result of the merger with Velodyne that closed on February 10, 2023 (see Note 3). Short-term investments were $126.5 million as of December 31, 2024. Unrealized gains and losses on the Company’s short-term investments were not significant as of December 31, 2023 and therefore, the amortized cost of the Company’s short-term investments approximated their fair value.
Restricted Cash
Restricted cash consists of our collateral to merchant credit card, deposit account to secure foreign entity closure costs, issuances of deposit performance guarantee issued in favor of a customer, and certificates of deposit held by a bank as security for outstanding letters of credit.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the total of the amounts reported in the consolidated statements of cash flows (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$45,542	$50,991
Restricted cash, current	722	552
Restricted cash, non-current	1,835	1,091
Total cash, cash equivalents and restricted cash	$48,099	$52,634
Inventory
Inventory, consisting of material, direct and indirect labor, and manufacturing overhead, consists of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$3,610	$10,062
Work in process	307	75
Finished goods	12,500	13,095
Total inventory	$16,417	$23,232
During the years ended December 31, 2024 and 2023, $2.1 million and $10.0 million of inventory write downs were charged to cost of revenue.

Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2024	2023
Prepaid expenses	$5,703	$5,377
Prepaid insurance	893	648
Receivable from contract manufacturers	2,882	2,028
Insurance receivable	2,000	23,375
Other current assets	1,272	3,219
Total prepaid and other current assets	$12,750	$34,647
The insurance receivable in the amount of $23.4 million was settled in the year ended December 31, 2024 (see Note 9).
Property and Equipment, net
Property and equipment consists of the following (in thousands):

	Estimated Useful Life (in years)	December 31,
		2024	2023
Machinery and equipment	3	$12,146	$16,535
Computer equipment	3	689	1,104
Automotive and vehicle hardware	5	93	22
Software	3	601	593
Furniture and fixtures	7	845	946
Construction in progress		6,349	3,572
Leasehold improvements	Shorter of useful life or lease term	9,459	10,879
		30,182	33,651
Less: Accumulated depreciation		(20,018)	(23,423)
Property and equipment, net		$10,164	$10,228
Depreciation expense associated with property and equipment was $3.2 million and $10.4 million in the years ended December 31, 2024 and 2023, respectively.
The following table summarizes the Company's property and equipment, net by geography (in thousands):

	December 31,
	2024	2023
United States	$3,668	$4,967
Thailand	1,766	2,733
France	3,208	2,416
Taiwan	1,180	—
Others	342	112
Total	$10,164	$10,228
Goodwill and Acquired Intangible Assets, Net
In the first quarter of 2023, the Company completed the acquisition of Velodyne. The transaction has been accounted for as a business combination. The Company acquired Velodyne for the price of $306.6 million, primarily consisting of fair value of the Company’s common stock issued in exchange for Velodyne shares and fair value of the Amazon Warrant of $8.6 million. Goodwill represents the excess of the purchase price over the preliminary estimated fair values of the identifiable assets and assumed liabilities acquired and is primarily attributable to the assembled workforce and expected synergies at the time of the acquisition. Goodwill is not deductible for tax purposes.

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
The following tables present acquired intangible assets, net as of December 31, 2024 and 2023 (in thousands):

		December 31, 2024
	Estimated Useful Life (in years)	Gross Carrying amount	Accumulated Amortization	Net Book Value
Developed technology	3 - 8	$23,500	$(9,795)	$13,705
Vendor relationship	3	6,600	(6,600)	—
Customer relationships	3 - 8	6,300	(2,175)	4,125
Intangible assets, net		$36,400	$(18,570)	$17,830

		December 31, 2023
	Estimated Useful Life (in years)	Gross Carrying amount	Accumulated Amortization	Net Book Value
Developed technology	3 - 8	$23,500	$(5,948)	$17,552
Vendor relationship	3	6,600	(4,767)	1,833
Customer relationships	3 - 8	6,300	(1,249)	5,051
Intangible assets, net		$36,400	$(11,964)	$24,436
Amortization expense was $6.6 million and $6.7 million in the years ended December 31, 2024 and 2023, respectively.
The following table summarizes estimated future amortization expense of finite-lived intangible assets, net (in thousands):

Years:	Amount
2025	4,513
2026	3,774
2027	3,682
2028	2,779
2029	2,331
Thereafter	751
Total	$17,830

Product Warranties
The following table reflects the activity in accrued warranty cost (in thousands):

	December 31,
	2024	2023
Beginning balance	$3,661	$2,096
Additions from acquisitions	—	802
Warranty expenditures	(901)	(2,820)
Change to warranty accrual	289	3,583
Ending balance	$3,049	$3,661
Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Accrued legal fees and contingencies	$8,493	$28,415
Uninvoiced receipts	4,368	12,980
Accrued compensation	6,115	6,387
Sales and use tax	2,215	2,667
Other	9,400	7,717
Total accrued and other current liabilities	$30,591	$58,166
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
On February 10, 2023, the Company amended the Loan Agreement to (i) increase the existing debt baskets for (a) purchase money debt and capital leases and (b) letter of credit obligations, (ii) provide for increased flexibility to maintain cash in non-US accounts, and (iii) provide for increased flexibility to relocate certain equipment.
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

Revolving Credit
On October 25, 2023, the Company entered into the Credit Line Account Application and Agreement for Organizations and Businesses (the “Credit Agreement”) and the Addendum to Credit Line Account Application and Agreement (the “Addendum”; and the Credit Agreement as amended, modified, and/or supplemented by the Addendum, the “UBS Agreement”) by and among the Company, UBS Bank USA (the “Bank”), and UBS Financial Services Inc. The maturity date under the UBS Agreement was August 2, 2025 (the “Maturity Date”).
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
Loans under the UBS Agreement bore interest at a rate equal to (x) for variable rate loans, the sum of (i) the applicable SOFR average plus 0.110%, plus (ii) 1.20%, and (y) for fixed rate loans, the sum of either (1) CME Term Rate or (2) the U.S. Treasury Rate, as applicable and as defined in the UBS Agreement, as determined based on the duration of the advance, plus the applicable liquidity premium with a range of 0.15% to 0.50%, as set forth in the UBS Agreement. Interest payments were due (x) for variable rate loans, on the last day of each calendar month, and on each date that any portion of the principal amount is due, including on the Maturity Date, and (y) for fixed rate loans, on the last day of the applicable interest period, and on each date that any portion of the principal amount is due, including on the Maturity Date. The Company was able to repay any variable rate loans at any time in whole or in part, without penalty. The Company could repay any fixed rate loans in whole, but not in part, subject to certain breakage costs. Interest expense was recognized over the life of the respective debt, which approximates the effective interest rate method.
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
Note 7. Warrants
Private Placement Warrants
Simultaneously with the closing of the Company’s initial public offering (the “IPO”) in August 2020, the sponsor of CLA, Colonnade Sponsor LLC, purchased an aggregate of 6,000,000 Private Placement warrants, for an aggregate purchase price of $6,000,000. The Private Placement warrants became exercisable 12 months following the closing of the Company’s IPO, and expire 5 years from the completion of the Colonnade Merger, or earlier upon redemption or liquidation. On March 11, 2021, as adjusted to reflect the Reverse Stock Split, each outstanding Private Placement warrant automatically converted into a warrant to purchase one-tenth of a share of Ouster common stock pursuant to the Warrant Agreement. Each 10 Private Placement warrants is exercisable for one share of Ouster common stock at an exercise price of $115.00 per share, with no fractional shares being issuable upon exercise of a warrant.
The Private Placement warrant liability was initially recognized as a liability at a fair value of $19.4 million and the Private Placement warrant liability was remeasured to fair value as of December 31, 2024 and 2023, resulting in immaterial changes in fair value in the years ended December 31, 2024 and 2023, respectively, classified within other income (expense), net in the consolidated statements of operations and comprehensive loss.

The Private Placement warrant were valued using the following assumptions under the Black-Scholes option-pricing model:

	December 31,
	2024	2023
Stock price	$12.22	$7.67
Exercise price of warrant	$115.00	$115.00
Expected term (years)	1.19	2.19
Expected volatility	95.00%	94.00%
Risk-free interest rate	4.18%	4.19%
Public Warrants
CLA, in its IPO in August 2020, issued units that each consisted of one Class A ordinary share and one-half warrant to purchase a Class A ordinary share (the “Public warrants”). The warrants became exercisable 12 months following the closing of the Company’s IPO, and expire five years from the completion of the Merger, or earlier upon redemption or liquidation. On March 11, 2021, upon the closing of the Colonnade Merger each of the 9,999,996 outstanding warrants, as adjusted for any fractional warrants that were not issued upon separation, was converted automatically into a redeemable Public warrant to purchase one share of the Company’s common stock. As adjusted for the Reverse Stock Split, each 10 Public warrants is exercisable for one share of Ouster common stock at an exercise price of $115.00 per share with no fractional shares issuable upon exercise of a warrant. The Public warrants were recognized as equity upon the Merger in the amount of $17.9 million.
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
Amazon Warrant
On February 10, 2023, as part of the Velodyne Merger, the Company assumed a warrant agreement and a transaction agreement, pursuant to which Velodyne agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon.com Inc. (“Amazon”), a warrant to acquire, following customary antidilution adjustments, up to an aggregate of 3,263,898 shares of the Company’s common stock at an exercise price of $50.71 per share (the “Amazon Warrant”). The exercise price and the warrant shares issuable upon exercise of the Amazon Warrant are subject to further antidilution adjustments, including in the event the Company makes certain sales of common stock (or securities exercisable or convertible into or exchangeable for shares of the Company’s common stock) at a price less than the exercise price of the Amazon Warrant. As a result of the issuance and sale by the Company of an additional 6,045,428 shares of common stock in the twelve months ended December 31, 2024 pursuant to the At-Market-Issuance Sales Agreement at prices below the exercise price of the Amazon Warrant, an antidilution adjustment was made in accordance to the terms of the Amazon Warrant occurred (see Note 11), resulting in the increase in the number of shares issuable under the Amazon Warrant by 3,374 shares of common stock and a reduction to the original strike price of the Amazon Warrant to $50.64 per share. As of December 31, 2024, there were 3,267,890 shares of common stock issuable under the Amazon Warrant.

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
The Amazon Warrant shares vest in multiple tranches over time based on payments of up to $100.0 million by Amazon or its affiliates (directly or indirectly through third parties) to the Company in connection with Amazon’s purchase of goods and services. The fair value of the unvested Amazon Warrant, representing 1,107,586 unvested Ouster common stock shares will be recognized as a non-cash stock-based reduction to revenue when Amazon makes payments and vesting conditions become probable of being achieved.
For the year ended December 31, 2024, 226,691 Amazon Warrant shares vested and the Company recognized non-cash stock-based reduction to revenue of $0.9 million.
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
As of December 31, 2024, 2,160,304 Amazon Warrant shares have vested.
Note 8. Leases
The Company leases its headquarters located in San Francisco, California, where the Company lease properties as follows: (i) 26,125 square feet of office space pursuant to a lease that is scheduled to expire in August 2027 and (ii) 20,032 square feet of office space in a building adjacent to our corporate headquarters, which term is scheduled to expire in August 2027. Prior to 2023, the Company had executed or assumed as lessee other five other operating leases for rental of office space. The terms of those leases range from 1 to 3 years.
On February 10, 2023, the Company assumed long-term non-cancellable lease agreements stemming from the Velodyne Merger: (i) approximately 204,000 square feet of office and manufacturing space in San Jose, California and (ii) additional space pursuant to the assumed leases for offices located in Alameda, California; and Bengaluru, India.
Supplemental balance sheet information related to leases was as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term	2.84	3.84
Weighted-average discount rate	7.09%	6.83%
The Company incurred total lease costs in its consolidated statements of operations and comprehensive loss of $6.9 million and $8.1 million for the years ended December 31, 2024 and 2023, respectively.
Additionally, the Company determined that a leased office facility located in Bengalaru, India assumed in the Velodyne Merger was not needed to support the future growth of its business. The Company fully vacated the facilities in March 2023 and its subsidiary remained contractually obligated to the lessor for the underlying lease until it was terminated. The Company recorded $0.8 million for right-of-use asset impairment in connection with this leased office facility in the three months ended March 31, 2023. In the twelve months ended December 31, 2023, the Company recorded $0.8 million gain on lease modification due to the termination of the Bengalaru, India lease.
350 Treat Building Lease
In September 2017, the Company entered into a lease agreement (the “350 Treat Building Lease”) to lease approximately 26,125 square feet of office and warehouse space located in San Francisco, California for its corporate headquarters.

In November 2021, the Company entered into an amendment to the 350 Treat Building Lease agreement, whereby the parties agreed to extend the term of the lease for an additional four years and seven months and provided for an additional tenant improvement allowance. The total base lease payments for the extended period of 4.6 years equal $7.6 million. The amendment resulted in an adjustment of $5.5 million to the right-of-use asset and right-of-use operating lease liability which was recorded in November 2021. As of December 31, 2024 the remaining lease term is 2.7 years, expiring on August 31, 2027. In addition to minimum lease payments, the lease requires the Company to pay associated taxes and operating costs.
The 350 Treat Building Lease is considered to be an operating lease as it does not meet the criteria of a finance lease. As of December 31, 2024, the operating lease right-of-use asset and operating lease liability were $3.3 million and $4.5 million, respectively. As of December 31, 2023, the operating lease right-of-use asset and operating lease liability were $4.5 million and $6.0 million, respectively. The discount rate used to determine the lease liability was 3.7%.
2741 16th Street Lease
In September 2017 the Company entered into a lease agreement (the “2741 16th Street Lease”) to lease approximately 20,032 square feet of office space and 25,000 square feet of parking space located in San Francisco, California.
In May 2020, the Company entered into an amendment to the 2741 16th Street Lease agreement, whereby the parties agreed to extend the term of the lease for an additional four years, restructure the monthly rent payable under the lease and provide for an additional tenant improvement allowance. The total base lease payments for the extended period of four years equals $8.5 million and the increase in total base lease payments for the lease term provided for by the original agreement is $0.7 million. The amendment resulted in an adjustment of $6.2 million to the right-of-use asset and right-of-use operating lease liability which was recorded in May 2020. As of December 31, 2024 the remaining lease term is 2.7 years, expiring on August 31, 2027. In addition to minimum lease payments, the lease requires the Company to pay associated taxes and operating costs.
The 2741 16th Street Lease is considered to be an operating lease as it does not meet the criteria of a finance lease. As of December 31, 2024, the operating lease right-of-use asset and lease liability were $4.0 million and $5.4 million, respectively. As of December 31, 2023, the operating lease right-of-use asset and operating lease liability were $5.3 million and $7.1 million, respectively. The discount rate used to determine the operating lease liability was 5.25%.
5521 Hellyer Avenue Lease
As part of the Velodyne Merger, the Company assumed a long-term non-cancellable lease agreement of 5521 Hellyer Avenue (the “5521 Hellyer Avenue Lease”), which was entered into in January 2017, to lease approximately 204,000 square feet of space in San Jose, California. These leased premises are no longer used for any essential manufacturing or research and development functions.
In October 2019, as part of the second amendment to the 5521 Hellyer Avenue Lease, the lease term was extended for an additional five years ending in December 31, 2027. The total base lease payments for the extended period of 5.0 years equals $17.6 million. As of December 31, 2024, the operating lease right-of-use asset and operating lease liability were $6.3 million and $9.6 million, respectively. As of December 31, 2023, the operating lease right-of-use asset and operating lease liability were $8.4 million and $12.0 million, respectively. The discount rate used to determine the operating lease liability was 9.75%.
Other operating real estate leases
The Company has executed or assumed as lessee operating leases for rental of office space. The terms of those leases range from 1 to 5 years. The Company is obligated to make lease payments totaling approximately $0.8 million for those leases over the respective lease terms.
Total operating lease cost for the years ended December 31, 2024 and 2023 was $6.9 million and $8.1 million, which consisted of $5.6 million and $7.4 million of fixed lease expense and $1.3 million and $0.7 million of variable lease expense, respectively. Cash paid for amounts included in the measurement of lease liabilities was $7.3 million and $7.0 million for the years ended December 31, 2024 and 2023, respectively.

The maturities of the operating lease liabilities as of December 31, 2024 were as follows (in thousands):

Year ending December 31,
2025	$7,903
2026	7,873
2027	6,660
2028	150
2029 and thereafter	23
Total undiscounted lease payments	22,609
Less: imputed interest	(2,359)
Total operating lease liabilities	$20,250
Note 9. Commitments and Contingencies
Letters of Credit
In connection with certain office leasehold interests in real property located in San Francisco (350 Treat Ave and, 2741 16th Street) and in Paris, France, the Company obtained letters of credit from certain banks as required by the lease agreements. If the Company defaults under the terms of the applicable lease, the lessor will be entitled to draw upon the letters of credit in the amount necessary to cure the default. The amounts covered by the letters of credit are collateralized by certificates of deposit, which are included in restricted cash on the consolidated balance sheets as of December 31, 2024 and 2023. The immaterial amount collateralizing the Paris letter of credit was released in October 2024 following the expiry of the Paris lease. The outstanding amount of the letters of credit was $1.4 million and $1.4 million as of December 31, 2024 and 2023, respectively.
Non-cancelable purchase commitments
As of December 31, 2024, the Company had non-cancelable purchase commitments to third-party contract manufacturers for approximately $12.5 million and other vendors for approximately $4.4 million.
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
On March 13, 2024, the parties to the consolidated securities class action lawsuit filed a stipulation of settlement to settle this lawsuit, without any admission or concession of wrongdoing or liability by Velodyne or the individual defendants. On April 19, 2024, the court preliminarily approved the settlement that provides for a payment of $27.5 million, of which $23.4 million was funded by insurance proceeds. The Company had accrued for and recorded the entire amount of this $27.5 million settlement liability and had recorded the expense within general and administrative expenses in 2023 after concluding that such settlement amount is probable and reasonably estimable. As of December 31, 2023, the Company recorded an insurance receivable of $23.4 million in prepaid expenses and other current assets to be funded by insurance proceeds based on the terms of the settlement. The $23.4 million insurance receivable allows the Company to recover the majority of the settlement expense, resulting in a net charge of $4.1 million in its consolidated statement of operations. The settlement charge of $4.1 million was paid in June 2024. As a result of the court approving the settlement, issuing final judgment, and dismissing the lawsuit on August 19, 2024, the Company unrecognized the related liability and receivable in the amount of $23.4 million.
On January 18, 2022, David and Marta Hall filed a lawsuit in the Superior Court of California, County of Alameda, against current and former officers and directors of Velodyne, as well as Jeff Vetter, Velodyne’s outside counsel. The Halls sought to recover damages for financial and other injuries they allegedly sustained as a result of the merger between Graf and Velodyne. On May 3, 2022, certain defendants filed motions to compel arbitration and other defendants filed motions to quash service of process for lack of personal jurisdiction. The court conducted a hearing on the motions on July 20, 2022. On August 30, 2022, the court granted the motion to quash service with respect to the out of state defendants. On October 3, 2022, the court granted the motion to compel Mr. Hall to arbitrate his claims, and stayed proceedings on Ms. Hall’s claims pending arbitration of Mr. Hall’s claims. On October 20, 2022, Mr. and Ms. Hall voluntarily dismissed the action without prejudice. On January 3, 2023, Mr. and Ms. Hall filed an arbitration demand with substantially the same allegations as the prior lawsuit. On or about August 22, 2023, and Ms. Hall filed an application in Texas District Court, Dallas County to compel arbitration of Messrs. Graf and Dee who had been dismissed from the prior court action for lack of personal jurisdiction. Messrs. Graf and Dee agreed to participate in the arbitration and thus the Texas action has been stayed. On January 17, 2025, three of the individual respondents were dismissed with prejudice, and Mr. and Ms. Hall dismissed certain claims against the three remaining respondents Messrs. Goplan, Graf and Dee. The arbitration hearing previously set for February 3, 2025 was vacated. The parties agreed to a confidential settlement, without any admission or concession of wrongdoing or liability by Velodyne or the individual respondents, and subject to final documentation. As of December 31, 2024, the Company had accrued the expected settlement expenses associated with this action. An insurance receivable allows the Company to recover the majority of the expected settlement expenses, resulting in a net charge that is immaterial to its consolidated statement of operations.
On August 10, 2023, Plaintiffs David and Marta Hall filed a complaint against Velodyne in the Superior Court of California, County of San Francisco asserting claims for breach of contract and failure to reimburse expenses in violation of California Labor Code Section 2802 (the “2023 Hall Matter”). The 2023 Hall Matter seeks indemnification for legal fees incurred on the Halls’ behalf in connection with a prior derivative action against certain Velodyne officers and directors, and naming Velodyne as a nominal defendant, captioned In Re Velodyne Lidar, Inc. Derivative Action, Case No. 1:21-cv-00369-TMH (D. Del.) (dismissed on November 7, 2023). On November 21, 2023, Velodyne denied all allegations. The 2023 Hall Matter is set for trial on April 8, 2025. While the Company does not believe the claims are meritorious; a settlement for an immaterial amount was agreed upon in principle by the parties.

On August 25, 2023, a putative shareholder class action suit was filed in the Delaware Court of Chancery against six former officers and directors of Graf Acquisition LLC, the predecessor entity of Velodyne, as well as two other entities (one of which has since been dismissed without prejudice), entitled Berger v. Graf Acquisition, LLC, et al., No. C.A. 2023 0873 LWW. The Company, Graf Acquisition LLC and Velodyne are not named as defendants. The plaintiff, who was allegedly a GIC shareholder, asserts claims for breach of fiduciary duty and unjust enrichment in connection with the merger of GIC and Velodyne on September 29, 2020, and seeks damages, disgorgement and other recovery on behalf of the putative class of GIC shareholders in an unspecified amount. The Company is obligated to indemnify such former officers and directors under certain circumstances. The court has set trial for July 14, 2025. The Company does not believe the claims are meritorious and intends to defend the action vigorously.
Ouster Litigation
On April 11, 2023, the Company filed a complaint with the United States International Trade Commission (the “Commission”) pursuant to 19 U.S.C. § 1337 (“Section 337”). The complaint requests that the Commission institute an investigation relating to the unlawful importation, sale for importation, and/or sale after importation into the United States by Hesai Group, Hesai Technology Co., Ltd., and Hesai Inc. (collectively “Hesai”) of certain LiDAR (Light Detection and Ranging) systems and/or components thereof. The complaint alleges that Hesai’s LiDAR products infringe certain claims of the Company’s U.S. Patent Nos. 11,175,405, 11,178,381, 11,190,750, 11,287,515 and/or 11,422,236. The complaint seeks the issuance of a permanent exclusion order and cease and desist order. On May 11, 2023, the Commission decided to institute an investigation based on the Company’s complaint as In the Matter of Certain LiDAR (Light Detection and Ranging) Systems and Components Thereof, 337-TA-1363. On May 25, 2023, the Administrative Law Judge issued a procedural schedule whereby the evidentiary hearing was to begin on January 4, 2024, with a target date for completion of the Investigation by the Commission on October 17, 2024. On June 7, 2023, Hesai responded to the complaint and denied all allegations. On June 22, 2023, Hesai filed a motion to terminate or alternatively stay the investigation in light of an alleged agreement to arbitrate based on the Settlement Agreement signed in 2020 between Hesai and Velodyne (the "Settlement Agreement”). Hesai alleged that the Company is bound to the 2020 Settlement Agreement as a result of the Company’s merger with Velodyne in 2023. The Company opposed the motion, including any allegation that the Company has any obligation to arbitrate or that its patents are subject to any terms of the 2020 Settlement Agreement, which the Company never signed. On August 24, 2023, the administrative law judge (“ALJ”) issued an initial determination granting the motion to terminate, holding that a valid arbitration agreement exists as part of the Settlement Agreement, and thus arbitrators should decide whether the Company has an obligation to arbitrate. On August 31, 2023, the Company filed a petition for review of the initial determination with the Commission. On September 14, 2023, Hesai responded. On October 11, 2023, the Commission issued a notice of its determination to review and, on review, to affirm with modification the ALJ’s initial determination granting the motion to terminate the investigation in its entirety based upon the arbitration agreement. As a result, the investigation was terminated.
On April 11, 2023, the Company also filed a complaint in the District of Delaware alleging patent infringement of the same patents as in the aforementioned Section 337 proceeding against Hesai Group and Hesai Technology Co., Ltd. The complaint seeks monetary damages as well as the issuance of a permanent injunction. On May 30, 2023, the Court granted to stay the case pending the resolution, including all appeals, of In the Matter of Certain LiDAR (Light Detection and Ranging) Systems and Components Thereof, 337-TA-1363. On February 10, 2025, the parties filed a joint request to maintain the stay.
On May 17, 2023, Hesai Photonics Technology Co. Ltd. and Hesai Group (collectively “Hesai Photonics”) filed a request for arbitration with JAMS against the Company, Velodyne Lidar, Inc., Velodyne, LLC, and Oban Merger Sub II LLC. Hesai Photonics alleges that the Company is bound by the terms and conditions, including an obligation to arbitrate disputes, of a Settlement Agreement signed in 2020 between Hesai Photonics and Velodyne Lidar, Inc. as a result of the Company’s 2023 merger with Velodyne Lidar, Inc. On June 13, 2023, the Company responded to the arbitration demand. The Company denied all allegations. The Company also disputed that there was an obligation to arbitrate, and thus, alleged that JAMS lacked jurisdiction. The arbitration hearing was held on November 18-19, 2024, and the Company awaits a decision.

On September 14, September 25, and September 26, 2023, Hesai filed Petitions for Inter Partes Review with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of the Company’s patents asserted in the ITC and Delaware patent actions. The Company provided preliminary responses to those petitions in late December 2023 and early January 2024. On March 19, 2024, March 28, 2024, and April 1, 2024 the PTAB issued decisions to institute inter partes review for four patents: IPR2023-01421 (Patent No. 11,175,405), hearing date of December 17, 2024; IPR2023-01422 (Patent No. 11,287,515), hearing date of December 17, 2024; IPR2023-01456 (Patent No. 11,178,381), hearing date of January 13, 2025; and IPR2023-01457 (Patent No. 11,190,750), hearing date of January 13, 2025. On March 13, 2025, the PTAB issued final written decisions upholding the patentability of all challenged claims in IPR2023-01422, and finding unpatentable all challenged claims in IPR2023-01421 and IPR2023-01457. On March 17, 2025, the PTAB issued a final written decision finding unpatentable all challenged clams of IPR2023-01456. Regarding the fifth patent (Patent No. 11,422,236), the PTAB declined to institute on March 28, 2024 (see IPR2023-01458). Hesai requested review to the Director of the United States Patent and Trademark Office (“Director Review”), who remanded to the PTAB for further review of its decision not to institute. On January 21, 2025, the PTAB again denied institution, to which Hesai again requested Director Review, and the Company objected. The parties are awaiting decision on whether Director Review will occur.
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
During the years ended December 31, 2024 and 2023, the Company sold 6,045,428 and 2,878,875 shares, respectively. The weighted-average sales price and gross proceeds to the Company before deducting offering costs, sales commissions and fees were approximately $9.64 and $5.67 per share and $58.3 million and $16.3 million, respectively, during the year ended December 31, 2024 and 2023. The Company plans to use the net proceeds from this offering for working capital and general corporate purposes.
The remaining availability under the ATM Agreement as of December 31, 2024 is approximately $58.6 million.
Note 11. Stock-based Compensation
As of December 31, 2024, the Company maintains five equity incentive plans: its Amended and Restated 2015 Stock Plan (the “2015 Plan”), the Sense Photonics, Inc. 2017 Equity Incentive Plan (the “Sense Plan”), the Velodyne Lidar, Inc. 2020 Equity Incentive Plan (the “Velodyne Plan”), its 2021 Incentive Award Plan (the “2021 Plan”) and its Amended and Restated 2022 Employee Stock Purchase Plan (the “2022 ESPP” and, collectively with the 2015 Plan, the Sense Plan, the Velodyne Plan and the 2021 Plan, the “Plans”).

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
The 2022 ESPP provides offering periods that have a duration of 24 months in length and are comprised of purchase periods of six months in length. The offering periods are scheduled to start on the first trading day on or after May 16 and November 16 of each year. Under the 2022 ESPP, the purchase price of a share equals 85% of the lesser of the fair market value of a share of common stock on either the first or last day of the applicable offering period of the last day of the applicable purchase period.

In May of 2023, the Company increased the share purchase limit under the 2022 ESPP to 3,000 shares of the Company’s common stock per offering period and added Velodyne Lidar, Inc. as a participating employer in the 2022 ESPP. The stock-based compensation expense for the 2022 ESPP is based on the estimated grant date fair value utilizing the Black-Scholes option valuation model of the 2022 ESPP shares and the number of shares that can be purchased as of the grant date, which is recognized as expense on a straight-line expense attribution method over the length of an offering period. During fiscal 2024 employees purchased 384,341 shares of common stock under the 2022 ESPP at a weighted-average purchase price of $4.43, with proceeds of $1.7 million. During fiscal 2023 employees purchased 257,506 shares of common stock under the 2022 ESPP at a weighted-average purchase price of $4.56, with proceeds of $1.2 million.
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
The Company recognized stock-based compensation for all stock options in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cost of revenue	$4,608	$2,854
Research and development	18,260	24,551
Sales and marketing	5,347	9,966
General and administrative	12,244	20,354
Total stock-based compensation	$40,459	$57,725
The following table summarizes stock-based compensation expense by award type (in thousands):

	Year Ended December 31,
	2024	2023
RSUs	$29,929	$43,772
Stock Options	4,480	7,292
Employee stock purchase plan	1,956	1,476
RSAs	4,094	5,185
Total stock-based compensation	$40,459	$57,725

Stock option activity for the years ended December 31, 2024 and 2023 is as follows:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—January 1, 2023	2,101,536	$10.12	7.7	$8,285
Options exercised	(142,117)	1.94		617
Options cancelled	(87,770)	82.17		58
Outstanding—December 31, 2023	1,871,649	$7.36	6.7	$6,191
Options exercised	(105,581)	$1.93		$610
Options cancelled	(11,044)	$29.39		$21
Outstanding—December 31, 2024	1,755,024	7.55	5.7	$10,076
Vested and expected to vest—December 31, 2024	1,755,024	$7.55	5.7	$10,076
Exercisable—December 31, 2024	1,754,980	$7.55	5.7	$10,076
The following table summarizes information about stock options outstanding and exercisable at December 31, 2024.

	Options Outstanding
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Options Exercisable
$1.85	196,660	5.5	196,660
$2.13	796,747	5.8	796,747
$14.22	752,408	5.8	752,408
$52.40	9,209	4.7	9,165
	1,755,024		1,754,980
No options were granted during the years ended December 31, 2024 and December 31, 2023. As of December 31, 2024, the remaining unamortized stock-based compensation expense related to unvested stock options that is expected to be recognized was immaterial.
Restricted Stock Units (“RSU”)
A summary of RSUs activity under the Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Unvested—January 1, 2023	1,650,815	$39.83
Granted during the year	3,976,916	9.05
Canceled during the year	(793,135)	21.24
Vested during the year	(1,759,657)	25.18
Unvested—December 31, 2023	3,074,939	$13.19
Granted during the year	2,836,726	9.45
Canceled during the year	(424,161)	12.70
Vested during the year	(2,022,740)	12.37
Unvested—December 31, 2024	3,464,764	$10.68
As of December 31, 2024, total compensation expense related to unvested RSUs granted to employees, but not yet recognized, was $28.6 million, with a weighted-average remaining vesting period of 1.5 years.

Restricted Stock Awards
A summary of RSA activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Unvested—December 31, 2023	376,919	$15.30
Granted	533,601	7.94
Vested	(453,822)	10.69
Unvested—December 31, 2024	456,698	$11.28
Stock compensation expense is recognized on a straight-line basis over the vesting period of each award of RSAs. As of December 31, 2024, total compensation expense related to unvested RSAs granted to employees, but not yet recognized, was $3.2 million, with a weighted-average remaining vesting period of 0.70 years. The common stock comprising RSAs is issued at grant but, generally, is subject to a risk of forfeiture if the holder terminates service with the Company and its subsidiaries prior to vesting.
Note 12. Employee benefit plan
In 2018, the Company adopted a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company at its discretion offers matching contributions of up to 4% of each employee’s annual compensation. The Company provided matching contributions of $1.7 million and $2.1 million to the plan during the years ended December 31, 2024 and 2023, respectively.
Note 13. Net Loss Per Common Share
The following table sets forth the computation of basic and diluted net loss per common share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(97,045)	$(374,110)
Denominator:
Weighted average shares used to compute basic and diluted net loss per share	46,584,479	37,042,081
Net loss per common share-basic and diluted	$(2.08)	$(10.10)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	December 31,
	2024	2023
Options to purchase common stock	1,755,024	1,871,649
Public and private common stock warrants	5,235,409	5,232,035
Restricted Stock Units	3,464,764	3,074,939
Unvested early exercised common stock options	—	16,087
Share purchase rights under the ESPP	569,048	2,068,574
Unvested RSAs	456,698	376,919
Total	11,480,943	12,640,203

Note 14. Income taxes
Loss before income taxes for the years ended December 31, 2024, and 2023 are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Domestic	$(98,413)	$(375,023)
Foreign	1,905	1,436
Total	$(96,508)	$(373,587)
The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Current:
Federal	$—	$84
State	34	38
Foreign	314	372
Total current expense	348	494
Deferred:
Federal	135	—
State	—	—
Foreign	54	29
Total deferred expense	189	29
Total income tax expense	$537	$523
A reconciliation between the statutory U.S. federal rate and the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2024	2023
Tax at federal statutory rate	$(20,267)	$(78,453)
State income taxes, net of federal benefit	23	30
Stock compensation	7,213	8,185
Foreign rate differential	10	99
Fair value changes - warrants	(22)	10
Goodwill impairment	—	35,002
Valuation allowance	13,174	35,856
Non-deductible expenses	39	(412)
Other	367	206
Total tax provision	$537	$523

Significant components of the Company’s deferred tax assets and liabilities for federal, state and foreign income taxes are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$200,050	$222,481
Credits	9,863	9,863
Stock based compensation	2,118	6,359
Accruals and reserves	4,296	10,805
Deferred revenue	5,163	5,017
Fixed assets	1,689	2,260
Operating lease liability	5,086	9,725
Capitalized research and development expenditures	37,291	53,647
Gross deferred tax assets	265,556	320,157
Valuation allowance	(259,698)	(305,007)
Net deferred tax assets	5,858	15,150
Deferred tax liabilities:
Intangible property	(3,022)	(6,343)
Operating lease, right of use assets	(2,571)	(8,388)
Gross deferred tax liabilities	(5,593)	(14,731)
Net deferred tax assets	$265	$419
The Company has established a full valuation allowance of $259.7 million and $305.0 million for the years ended December 31, 2024 and 2023, respectively, against its U.S. Federal and state deferred tax assets. The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of its U.S. Federal and state deferred tax assets can be realized as of December 31, 2024.
The valuation allowance on the Company’s net deferred taxes decreased by $45.3 million during the year ended December 31, 2024 as compared to an increase of $235.4 million during the year ended December 31, 2023. The decrease in valuation allowance is primarily attributable to the generation of net operating losses and capitalization of research and development expenditures.
As of December 31, 2024, the Company had federal net operating loss carryforwards and state net operating loss carryforwards of approximately $913.2 million and $415.8 million, respectively. As of December 31, 2024, federal net operating loss carryforwards generated after December 31, 2017 will be carried forward indefinitely and the state net operating loss carryforward begins expiring in 2028 through 2043. As of December 31, 2024, the amount of federal net operating loss that does not expire is $833.3 million.
As of December 31, 2024, the Company had federal and state research and development credit carryforwards of approximately $5.0 million and $12.8 million, respectively. As of December 31, 2024 the federal credits will expire starting in 2035, if not utilized and state credits carryforward indefinitely.
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

The balance of gross unrecognized tax benefits as of December 31, 2024, and 2023 was $24.8 million and $24.8 million, respectively. Out of the total unrecognized tax benefits, $0.5 million at December 31, 2024, if recognized, would impact our effective tax rate in the period of recognition. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2024 and 2023, the Company has accrued immaterial interest and penalties related to uncertain tax positions. The following table sets forth the change in the uncertain tax positions for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Balance at the beginning of the year	$24,755	$18,812
Decreases:
For prior years’ tax positions	—	(1,958)
Increases:
For prior years’ tax positions	—	7,901
Balance at the end of the year	$24,755	$24,755
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

Note 15. Revenue
The majority of the Company’s revenue is recognized at the point in time when the customer obtains control of the respective lidar sensor kits. Revenue recognized over time is immaterial to total revenue recognized for any given period.
The following table presents total revenues by geographic area based on the location products were shipped to and services provided (in thousands):

	Year Ended December 31,
	2024	2023
Americas	$58,429	$45,744
Asia and Pacific	20,158	12,929
Europe, Middle East and Africa	32,513	24,606
Total	$111,101	$83,279
Customers that accounted for more than 10% of revenue during the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
Customer E	12%	—%
Countries that accounted for more than 10% of revenue was as follows:

	Year Ended December 31,
	2024	2023
United States	49%	53%
Sweden	10%	—%
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
Unbilled receivables
A receivable for multi-year licensing services is generally recorded upon invoicing. A receivable for multi-year license contracts is recorded upon delivery, whether or not invoiced, to the extent the Company has an unconditional right to receive payment in the future related to those licenses. As of December 31, 2024, the current portion of these unbilled receivables in the amount of $3.3 million, primarily consisting of unbilled receivables from multi-year license contracts, is included in “Accounts receivable, net” on the consolidated balance sheet.
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

Contract Liabilities
Contract liabilities consist of deferred revenue, advanced payments and deposits from customers for goods and services that are yet to be provided. Deferred revenue includes billings in excess of revenue recognized related to product sales, licenses, extended warranty and other services revenue, and is recognized as revenue when the Company performs under the contract. The long-term portion of deferred revenue, mostly related to obligations under license arrangements and extended warranty, is classified as non-current contract liabilities and is included in other non-current liabilities in the Company’s consolidated balance sheets. Customer advanced payments represent required customer payments in advance of product shipments according to customer’s payment term. Customer advance payments are recognized as revenue when control of the performance obligation is transferred to the customer. Customer deposits represent consideration received from a customer which can be applied to future product or service purchases, or refunded.
Contract assets and liabilities are presented net at the individual contract level in the consolidated balance sheet and are classified as current or long-term based on the nature of the underlying contractual rights and obligations.

	December 31, 2024	December 31, 2023
Contract liabilities, current
Deferred revenues from multi-year licensing contracts	$10,922	$4,723
Other contract liabilities	23,429	8,162

Contract liabilities, non-current portion
Deferred revenues from multi-year licensing contracts	$627	$3,997
Other contract liabilities	1,911	970
Total contract liabilities	$36,889	$17,852
Deferred revenues from multi-year licensing contracts mainly represent minimum royalty payments received from licensees relating to long-term IP license contracts for which the Company has future obligations under the license agreements. Royalties from the IP licenses are recognized at the later of the period the sales occur or the satisfaction of the performance obligation to which some or all of the royalties have been allocated. The Company evaluated its performance obligations under multi-year licensing contracts and did not recognize any revenue under such licensing contracts in fiscal years 2024 and 2023 because the Company concluded there is significant uncertainty associated with resolving the Company’s performance.
Other contract liabilities primarily relate to a multi-year contract entered in 2023 with a customer to sell its products. During the year ended December 31, 2024, the Company signed a new contract, which was subsequently modified, with this customer that added new service performance obligations and modified certain payment, pricing and delivery terms. As a result, the Company received an additional $16.2 million in payments from this customer, which was recorded in other contract liabilities. Modifications were accounted for in accordance with the contract modification framework. As of December 31, 2024, $21.5 million remained deferred under the contract until a future product and service delivery date.
The following table provides information about contract liabilities (remaining performance obligations) and the significant changes in the balances during the years ended December 31, 2024 and 2023 (in thousands).

Contract Liabilities
Ending balance as of December 31, 2022	$744
Net revenue deferred in the period	9,126
Revenue recognized that was included in the contract liability balance at the beginning of the period	(402)
Contract liabilities acquired in the Velodyne Merger	8,384
Ending balance as of December 31, 2023	$17,852
Net revenue deferred in the period	21,031
Revenue recognized that was included in the contract liability balance at the beginning of the period	(1,994)
Ending balance as of December 31, 2024	$36,889

Note 16. Segments
The Company’s CODM is the Chief Executive Officer. The Chief Executive Officer reviews financial information including revenue, expenses and net income presented on a consolidated basis, accompanied by certain supplemental information about significant expense categories for purposes of allocating resources and evaluating the Company’s financial performance. The Company operates as one reportable and operating segment, which relates to the sale and production of lidar sensor kits and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. The CODM assesses financial performance of the reportable segment and decides how to allocate resources based on net income that also is reported as net income attributable to the Company on the consolidated statements of income. Net income is also used by our chief operating decision maker to monitor actual results versus budget and prior periods amounts of our reportable segment and decide how to expand business or to return value to shareholders. The measure of the segment assets is reported on the balance sheet as total assets.
The following table reflects certain financial data for our reportable segment (in thousands):

	Year Ended December 31,
	2024	2023
Total revenue	$111,101	$83,279
Less(1):
Product manufacturing costs	57,951	51,830
Stock based compensation and amortization expense	6,377	4,498
Other costs(2)	6,313	18,637
Research and development	58,084	91,210
Sales and marketing	27,852	41,639
General and administrative	58,701	81,982
Goodwill impairment charges	—	166,675
Total other (income) expense, net	(7,669)	395
Provision for income tax expense	537	523
Net loss	$(97,045)	$(374,110)
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)Other costs primarily includes inventory excess and obsolescence, scrap, warranty, freight and other cost of revenue items.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Limitations on Effectiveness of Controls and Procedures
Disclosure controls and procedures include controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management of the Company, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024 due to the material weaknesses in our internal control over financial reporting described below.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Interim Chief Financial Officer, conducted an assessment as of December 31, 2024 of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was not effective due to the material weaknesses described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training commensurate with our accounting and reporting requirements. This material weakness contributed to the following additional material weakness.
•We did not design and maintain effective controls over the period-end financial reporting process to ensure, for other than journal entries, that segregation of duties (SOD) conflicts were identified, reviewed and mitigated by appropriately designed mitigating controls as needed to achieve complete, accurate and timely financial accounting, reporting and disclosures.
The material weakness related to the control environment resulted in adjustments to several account balances and disclosures in the consolidated financial statements for the years ended December 31, 2019 and 2018, adjustments to the equity and warrant liabilities accounts and related disclosures in the unaudited condensed consolidated financial statements for the three months ended March 31, 2021, and an immaterial adjustment which was recorded prior to the issuance of the unaudited condensed consolidated financial statements as of June 30, 2024. The material weakness related to segregation of duties did not result in a material misstatement to the consolidated financial statements. Additionally, each of these material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Measures of Unremediated Material Weaknesses
As it relates to the above material weaknesses that continued to exist as of December 31, 2024, our management is committed and continues to make progress to improve our internal control over financial reporting. We continued implementation of a plan to remediate the control deficiencies that led to the above material weaknesses. These remediation measures are ongoing and include the following:
•Improve internal controls to ensure that segregation of duties (SOD) conflicts are timely identified, reviewed and mitigated by appropriately designed mitigating controls and procedures. This includes periodic monitoring of changes in roles and responsibilities that could impact SOD conflicts within the period-end financial reporting process.
•Continuing to recruit personnel with appropriate internal controls, accounting knowledge and experience commensurate with our accounting and reporting requirements, in addition to engaging and utilizing third party consultants and specialists. Our management also continued to reallocate and align roles and responsibilities within the accounting team to optimize and leverage the skills and experience of various personnel.
•Continuing to provide internal control training for personnel responsible for implementing internal controls for the Company.
These investments in resources have improved the stability of our accounting organization. While significant progress has been made in response to the material weaknesses, time is needed to demonstrate sustainability as it relates to our internal control over financial reporting and improvements made to our complement of resources, including demonstrating sustained operating effectiveness of our internal controls related to SOD. We are committed to continuous improvement and will continue to diligently review our internal control over financial reporting.
Remediation of Previously Reported Material Weaknesses
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, our management concluded that we did not design and maintain effective controls over the period-end financial reporting process to achieve complete, accurate and timely financial accounting, reporting and disclosures, including adequate controls related to journal entries, and verifying transactions are properly classified in the financial statements. Our management completed the following actions and measures designed to remediate the control deficiencies that led to the above material weaknesses:
•Throughout 2024, we enhanced the design and/or operation over internal controls for period end financial reporting to ensure transactions are properly classified in our financial statements, and controls related to preparation and review of journal entries. Building on the controls designed and implemented in the previous financial years, we continued to strengthen and improve these controls during 2024.
Our management completed its documentation, testing and evaluation of the enhanced control activities and determined that, as of December 31, 2024, these control activities have been appropriately designed and implemented, and have operated effectively for a sufficient period of time to conclude that these previously identified material weaknesses related to controls over the period-end financial reporting process to achieve complete, accurate and timely financial accounting, reporting and disclosures, including adequate controls related to journal entries, and verifying transactions are properly classified in the financial statements, have been remediated.
Attestation Report of Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2024 was not required to be audited by our independent registered public accounting firm under Section 404(b) of the Sarbanes Oxley Act of 2002 due to Ouster being deemed a Smaller Reporting Company (SRC) within the definition of Rule 12b-2 as the company’s public float was below the specified thresholds as of June 30, 2024. Accordingly, this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
On December 13, 2024, Megan Chung, the Company’s General Counsel and Secretary, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K. The plan provides for the periodic sale of up to 11,601 shares of common stock between March 14, 2025 and December 12, 2025.
On December 12, 2024, Theodore Tewksbury, a director of the Company, adopted a “Rule 10b5-1 trading arrangement.” The plan provided for the periodic sale between March 24, 2025 and July 31, 2025 of 50% of the shares of common stock issued following the vesting of certain future grants of restricted stock units. The plan was terminated on February 6, 2025.
Other than as described above, during the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Code of Conduct
We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and/or controller, and persons performing similar functions. A copy of the Code of Conduct is available on our Investors website at investors.ouster.com in the “Governance” section. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, that are required to be disclosed by SEC or NASDAQ rules will be disclosed on our website. We did not grant any waivers to the Code of Conduct in fiscal 2024. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.
The remaining information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included under the headings “Election of Directors,” “Executive Officers” “Corporate Governance,” and “Delinquent Section 16(a) Reports” (if applicable) in our definitive proxy statement for our 2025 annual meeting of stockholders (the “2025 Annual Meeting of Stockholders”), to be filed within 120 days after the end of the 2024 fiscal year and is incorporated herein by reference.
Information About Our Executive Officers & Directors
The following table provides information regarding our executive officers and members of our board of directors (ages are calculated as of March 15, 2025):

Name	Age	Position at Ouster	Principal Employment
Angus Pacala	36	Director, Co-Founder and Chief Executive Officer	Same
Mark Frichtl	36	Co-Founder and Chief Technology Officer	Same
Chen Geng	38	Interim Chief Financial Officer	Same
Darien Spencer	61	Chief Operating Officer	Same
Megan Chung	51	General Counsel and Secretary	Same
Theodore L. Tewksbury, Ph.D.	68	Executive Chairman of the Board of Directors	Former Chief Executive Officer of Velodyne Lidar, Inc.
Christina Correia	54	Director	Group Vice President, Chief Accounting Officer and Business Finance at Lam Research Corporation
Virginia Boulet	71	Director	Former Managing Director of Legacy Capital, LLC, an investment company
Susan Heystee	63	Director	Former Senior Vice President of Global Automotive Business at Verizon Connect, a telecommunications company
Ernest Maddock	66	Director	Former Chief Financial Officer of Micron Technology, Inc., a semiconductor manufacturing company
Stephen Skaggs	62	Director	Former Senior Vice President and Chief Financial Officer of Atmel Corporation
Item 11. Executive Compensation
The information required by Items 402, 407(e)(4), and (e)(5) of Regulation S-K will be included under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” (if applicable) in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized For Issuance under Equity Compensation Plans (as of December 31, 2024):

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities Reflected in first column)
Equity compensation plans approved by security holders(1)					3,232,907(2)(6)(8)
Restricted Stock Units	3,464,764	(3)	$—	(5)
Restricted Stock Awards	293,330	(7)	$—	(5)
Options to Purchase Common Stock	1,871,649	(4)	$7.55	(5)
Employee Stock Purchase Plan(6)	—		$—
Equity compensation plans not approved by security holders	—		$—		—
Total	5,513,118		$7.55		3,232,907
(1)Consists of the Ouster, Inc. 2021 Incentive Award Plan (“2021 Plan”), Velodyne 2020 Equity Incentive plan (the “Velodyne Plan”), Ouster Inc. Amended and Restated 2015 Stock Plan (“2015 Plan”) and Sense Photonics, Inc. 2017 Equity Incentive Plan and (“Sense Plan”).
(2)The number of shares authorized under our 2021 Plan increases on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2031, equal to the lesser of (A) 5% of the shares of common stock outstanding as of the last day of the immediately preceding fiscal year and (B) such lesser number of shares as determined by our board of directors. No additional awards will be granted under the 2015 Plan or the Sense Plan and, as a result, no shares remain available for issuance for new awards under the 2015 Plan or the Sense Plan. The number of shares authorized under our Velodyne 2020 Plan increases on the first day of each calendar year beginning on January 1, 2021 and ending on (and including) January 1, 2030, equal to the lesser of (A) 820,400 shares of common stock and (B) such lesser number of shares as determined by our board of directors.
(3)Consists of 1,973,146 outstanding restricted stock units under the 2021 Plan, 1,468,180 outstanding restricted stock units under the Velodyne Plan, and 23,438 outstanding restricted stock units under the Sense Plan.
(4)Consists of 1,745,815 outstanding options to purchase stock under the 2015 Plan and 9,209 outstanding options to purchase stock under the Sense Plan.
(5)As of December 31, 2024, the weighted-average exercise price of outstanding options under the 2015 Plan was $7.31 and the weighted-average exercise price of outstanding options under the Sense Plan was $52.40. Outstanding restricted stock units and restricted stock awards subject to time-based vesting do not have an exercise price and therefore are not included in the calculation of the weighted-average exercise price.
(6)Consists of 2,020,970 shares available for purchase by our employees under the Ouster, Inc 2022 Employee Stock Purchase Plan.
(7)Consists of 293,330 outstanding restricted stock awards under the 2021 Plan and Velodyne Plan.
(8)Consists of 382,763 shares remaining available for issuance under the 2021 Plan, 829,174 shares available for issuance under the Velodyne Plan.
The remaining information required by Item 403 of Regulation S-K will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Items 404 and 407(a) of Regulation S-K will be included under the headings “Certain Relationships and Related Person Transactions,” “Corporate Governance” and “Director Independence” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information required by Item 9(e) of Schedule 14A of the Exchange Act will be included under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
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
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Incorporated by Reference

		Form	File No.	Exhibit	Filing Date	Filed/ Furnished herewith
3.1	Certificate of Incorporation of Ouster, Inc.	S-4 POS	333-251611	3.1	3/10/2021
3.2	Certificate of Amendment to Certificate of Incorporation of Ouster, Inc.	8-K	001-39463	3.1	4/20/2023
3.3	Second Amended and Restated Bylaws of Ouster, Inc. (effective as of April 18, 2024)	8-K	001-39463	3.1	4/22/2024
4.1	Warrant Agreement, dated August 20, 2020, between Colonnade Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39463	4.1	8/25/2020
4.2	Specimen Warrant Certificate of the Registrant	S-1	333-240378	4.2	8/04/2020
4.3	Description of Securities					*
4.4	Warrant to Purchase Common Stock of Velodyne Lidar, Inc., by and between Velodyne Lidar, Inc. and Amazon.com NV Investment Holdings LLC, dated as of February 4, 2022	8-K	001-38703	4.1	2/07/2022
4.5	Warrant Agreement, dated October 14, 2018, by and between Continental Stock Transfer & Trust Company and Velodyne Lidar, Inc.	8-K	001-38703	4.1	10/18/2018
10.1+	Form of Indemnification Agreement	10-K	001-39463	10.1	2/28/2022
10.2	Amended and Restated Registration Rights Agreement, by and among Ouster, Inc. and the holders party thereto	8-K	001-39463	10.2	3/15/2021
10.3+	2021 Incentive Award Plan	8-K	001-39463	10.3	3/15/2021
10.3(a)+	Form of Stock Option Agreement under the 2021 Incentive Award Plan	8-K	001-39463	10.5(a)	3/15/2021
10.3(b)+	Form of Restricted Stock Unit Agreement under the 2021 Incentive Award Plan	8-K	001-39463	10.3(b)	3/15/2021

10.3(c)+	Form of Restricted Stock Grant Notice and Restricted Stock Agreement	10-Q	001-39463	10.4	5/13/2024
10.4#	Manufacturing Services Agreement, dated as of March 5, 2018, by and between Ouster, Inc. and Benchmark Electronics, Inc.	S-4	333-251611	10.6	12/22/2020
10.5	Lease, dated September 5, 2017, by and between Ouster, Inc. and Mission Creative Ownership, LLC	S-4/A	333-251611	10.13	1/28/2021
10.5(a)	First Amendment to Lease, dated January 21, 2018, by and between Ouster, Inc. and Mission Creative Ownership, LLC	S-4/A	333-251611	10.13(a)	1/28/2021
10.5(b)	Second Amendment to Lease, dated March 27, 2018, by and between Ouster, Inc. and Mission Creative Ownership, LLC	S-4/A	333-251611	10.13(b)	1/28/2021
10.5(c)	Third Amendment to Lease, dated August 14, 2018, by and between Ouster, Inc. and Mission Creative Ownership, LLC	S-4/A	333-251611	10.13(c)	1/28/2021
10.5(d)	Fourth Amendment to Lease, dated April 4, 2019, by and between Ouster, Inc. and Mission Creative Ownership, LLC	S-4/A	333-251611	10.13(d)	1/28/2021
10.5(e)	Fifth Amendment to Lease, dated July 21, 2019, by and between Ouster, Inc. and Mission Creative Ownership, LLC	S-4/A	333-251611	10.13(e)	1/28/2021
10.5(f)	Sixth Amendment to Lease, dated December 20, 2019, by and between Ouster, Inc. and Mission Creative Ownership, LLC	S-4/A	333-251611	10.13(f)	1/28/2021
10.5(g)	Seventh Amendment to Lease, dated May 18, 2020, by and between Ouster, Inc. and Mission Creative Ownership, LLC	S-4/A	333-251611	10.13(g)	1/28/2021
10.6	NNN Lease, dated September 1, 2017, by and between Ouster, Inc. and SIC-350 Treat, LLC	S-4/A	333-251611	10.14	1/28/2021
10.6(a)	First Amendment to NNN Lease, dated January 1, 2018, by and between Ouster, Inc. and SIC-350 Treat, LLC	S-4/A	333-251611	10.14(a)	1/28/2021
10.6(b)	Second Amendment to NNN Lease, dated March 27, 2018, by and between Ouster, Inc. and SIC-350 Treat, LLC	S-4/A	333-251611	10.14(b)	1/28/2021
10.6(c)	Third Amendment to NNN Lease, dated November 15, 2021, by and between Ouster, Inc. and SIC-350 Treat, LLC	10-K	001-39463	10.6(c)	2/28/2022
10.7+	Third Amended and Restated Non-Employee Director Compensation Program	10-Q	001-39463	10.3	5/13/2024
10.8	Agreement and Plan of Merger and Plan of Reorganization, dated as of October 5, 2021, by and among Ouster, Inc., Sparrow Acquisition Sub., Inc., Sense Photonics, Inc., and Fortis Advisors LLC, solely in its capacity as Holders’ Agent	8-K	001-39463	2.1	10/5/2021
10.9+	Sense Photonics, Inc. 2017 Equity Incentive Plan, as amended	S-8	333-260576	99.1	10/29/2021
10.9(a)+	Form of Stock Option Agreement under the Sense Photonics, Inc. 2017 Equity Incentive Plan, as amended	10-K	001-39463	10.9(a)	2/28/2022
10.10+	Ouster, Inc. Amended and Restated 2015 Stock Plan	S-1	333-254987	10.9	4/2/2021
10.10(a)+	Form of Stock Option Agreement under the Amended and Restated 2015 Stock Plan	S-1	333-254987	10.9(a)	4/2/2021

10.10(b)+	Form of Early Exercise Stock Option Agreement under the Amended and Restated 2015 Stock Plan	S-1	333-254987	10.9(b)	4/2/2021
10.10(c)+	Form of Restricted Stock Unit Agreement under the Amended and Restated 2015 Stock Plan	S-1	333-254987	10.9(c)	4/2/2021
10.11+	Ouster, Inc. Amended and Restated 2022 Employee Stock Purchase Plan	DEF14A	001-39463	Annex A	4/25/2024
10.12	At Market Issuance Sales Agreement, dated April 29, 2022, by and among the Company, B. Riley Securities, Inc., Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc	8-K	001-38703	1.1	5/2/2022
10.13+	Offer Letter, by and between Ouster, Inc. and Darien Spencer, dated July 25, 2017	10-Q	001-39463	10.2	11/8/2022
10.14+	Executive Employment Agreement by and between Velodyne Lidar, Inc. and Mark Weinswig, dated May 3, 2022	10-Q	001-38703	10.1	11/9/2022
10.15+	Velodyne Lidar, Inc. 2020 Equity Incentive Plan	8-K	001-38703	10.2	10/5/2020
10.16+	Form of Stock Option Agreement under the Velodyne Lidar, Inc. 2020 Equity Incentive Plan	8-K	001-38703	10.5	10/5/2020
10.17+	Form of Restricted Stock Unit Agreement under the Velodyne Lidar, Inc. 2020 Equity Incentive Plan	S-8	333-269748	99.1(b)	2/14/2023
10.18	Transaction Agreement, by and between Velodyne Lidar, Inc. and Amazon.com, Inc., dated as of February 4, 2022	8-K	001-38703	10.1	2/7/2022
10.19	Ouster, Inc. Executive Change in Control and Severance Plan, Effective November 4, 2024	8-K	001-39463	10.1	11/5/2024
10.20+	Form of Participation Agreement for the Executive Change in Control and Severance Plan	8-K	001-39463	10.2	11/5/2024
19.1	Insider Trading Compliance Policy					*
21.1	List of Subsidiaries					*
23.1	Consent of PricewaterhouseCoopers LLP					*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
97.1	Policy for Recovery of Erroneously Awarded Compensation	10-K	001-39463	97.1	3/28/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

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

Ouster, Inc.
Date: March 21, 2025	By:	/s/ Chen Geng
	Name:	Chen Geng
	Title:	Interim Chief Financial Officer (principal financial officer and principal accounting officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Angus Pacala	Director, Co-Founder and Chief Executive Officer (Principal Executive Officer)	March 21, 2025
Angus Pacala
/s/ Chen Geng	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 21, 2025
Chen Geng
/s/ Theodore Tewksbury	Chair of the Board of Directors	March 21, 2025
Theodore L. Tewksbury, Ph.D.
/s/ Virginia Boulet	Director	March 21, 2025
Virginia Boulet
/s/ Susan Heystee	Vice Chair of the Board of Directors	March 21, 2025
Susan Heystee
/s/ Ernest Maddock	Director	March 21, 2025
Ernest Maddock
/s/ Stephen Skaggs	Director	March 21, 2025
Stephen A. Skaggs
/s/ Christina Correia	Director	March 21, 2025
Christina Correia