Form 10-Q
period 2025-03-31
Ouster, Inc.
filed 2025-05-09
CIK 1816581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of May 2, 2025, the registrant had 53,794,970 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Ouster, Inc. (the “Company”, “Ouster,” or “we”) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report other than statements of historical fact, including, without limitation, statements regarding: expected contractual obligations and capital expenditures; the capabilities of and demand for Ouster’s products; Ouster’s anticipated new product launches and developments, including software-related solutions systems, and the timing for those launches and developments; Ouster’s ability to grow its sales and marketing organization; Ouster’s future results of operations, cash reserve and financial position; projected industry and business trends; the remediation of material weaknesses; potential risks of inventory obsolescence; Ouster’s future business strategy, plans, distribution partnerships, market growth and its objectives for future operations; Ouster’s competitive market position within its industry and the impact of market conditions and other macroeconomic factors on Ouster’s business, financial condition and results of operation, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” “aim,” “forecast,” “should,” “can have,” “likely,” and similar expressions are intended to identify forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and trends that it believes may affect its financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties, and assumptions that may cause actual results to differ materially from those that Ouster expected, including, but not limited to, Ouster’s limited operating history and history of losses; substantial research and development costs needed to develop and commercialize new products; Ouster’s ability to overcome its limited sales history and establish and maintain confidence in its long-term business prospects; fluctuations in its operating results; Ouster’s ability to maintain competitive average selling prices or high sales volumes or reduce product costs; conditions in its customers’ industries; the competitive environment in which Ouster operates; the negotiating power and product standards of its customers; the inclusion of its products in target markets; the creditworthiness of Ouster’s customers; the ability of its lidar technology roadmap and new software solutions to catalyze growth; the selection of Ouster’s products for inclusion in target markets; risks of product delivery problems or defects; costs associated with product warranties; Ouster’s future capital needs and ability to secure additional capital on favorable terms or at all; inaccurate forecasts of market growth; Ouster’s ability to manage growth; Ouster’s ability to grow its sales and marketing organization; risks related to international operations and compliance; cancellation or postponement of contracts or unsuccessful implementations; Ouster’s ability to maintain inventory and the risk of inventory write-downs; its ability to use tax attributes; Ouster’s dependence on key third-party suppliers, in particular Benchmark Electronics, Inc. (“Benchmark”) and Fabrinet; and its supply chain constraints and challenges; adverse conditions in the industries Ouster targets or the global economy more generally; Ouster’s ability to recruit and retain key personnel; risks related to acquisitions; Ouster’s ability to effectively respond to evolving regulations and standards; Ouster’s ability to adequately protect and enforce its intellectual property rights, including as it relates to Hesai; the impact of political events, trade and other international disputes and geopolitical tensions and other business interruptions on Ouster’s business; risks related to operating as a public company; and other important factors discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, that are further updated from time to time in the Company’s other filings with the Securities and Exchange Commission (the “SEC”), including this Quarterly Report, that may cause its actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.
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
GENERAL
Unless the context otherwise requires, references in this Quarterly Report to the terms “Ouster,” “the Company,” “we,” “our” and “us” refer to the business and operations of Ouster Technologies, Inc. (“OTI”) (formerly known as Ouster, Inc.) and its consolidated subsidiaries prior to the merger of OTI with Colonnade Acquisition Corp., a Cayman Islands exempted company (“CLA”) (the “Colonnade Merger”), and to Ouster, Inc. (formerly known as Colonnade Acquisition Corp.) and its consolidated subsidiaries following the consummation of the Colonnade Merger.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OUSTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$53,984	$45,542
Restricted cash, current	731	722
Short-term investments	114,206	126,480
Accounts receivable, net	17,906	17,941
Inventory	15,105	16,417
Prepaid expenses and other current assets	16,659	12,750
Total current assets	218,591	219,852
Property and equipment, net	9,896	10,164
Operating lease, right-of-use assets	13,503	14,308
Unbilled receivable, non-current portion	6,047	10,133
Intangible assets, net	16,710	17,830
Restricted cash, non-current	1,835	1,835
Other non-current assets	2,005	2,026
Total assets	$268,587	$276,148
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,331	$6,288
Accrued and other current liabilities	39,985	30,591
Contract liabilities, current	27,374	34,351
Operating lease liability, current portion	7,272	7,196
Total current liabilities	84,962	78,426
Operating lease liability, non-current portion	11,693	13,054
Contract liabilities, non-current portion	2,999	2,538
Other non-current liabilities	990	1,219
Total liabilities	100,644	95,237
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized at March 31, 2025 and December 31, 2024; 53,788,970 and 52,560,770 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	47	47
Additional paid-in capital	1,103,861	1,094,938
Accumulated deficit	(935,088)	(913,071)
Accumulated other comprehensive (loss) income	(877)	(1,003)
Total stockholders’ equity	167,943	180,911
Total liabilities and stockholders’ equity	$268,587	$276,148

The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue	$32,632	$25,944
Cost of revenue	19,149	18,519
Gross profit	13,483	7,425
Operating expenses:
Research and development	14,985	13,806
Sales and marketing	6,423	6,860
General and administrative	15,905	12,580
Total operating expenses	37,313	33,246
Loss from operations	(23,830)	(25,821)
Other income (expense):
Interest income	1,705	2,651
Interest expense	—	(741)
Other income, net	303	193
Total other income, net	2,008	2,103
Loss before income taxes	(21,822)	(23,718)
Provision for income tax expense	195	131
Net loss	$(22,017)	$(23,849)
Other comprehensive income (loss)
Changes in unrealized gain (loss) on available for sale securities	46	(459)
Foreign currency translation adjustments	80	(172)
Total comprehensive loss	$(21,891)	$(24,480)
Net loss per common share, basic and diluted	$(0.42)	$(0.55)
Weighted-average shares used to compute basic and diluted net loss per share	52,488,199	43,454,127
The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2024	52,560,770	$47	$1,094,938	$(913,071)	$(1,003)	$180,911
Issuance of common stock upon exercise of stock options	13,558	—	28	—	—	28
Issuance of common stock in connection with Velodyne Merger	164,394	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	1,118,320	—	—	—	—	—
Forfeited restricted stock awards	(68,072)	—	—	—	—	—
Common stock warrants issuable to customer	—	—	397	—	—	397
Stock-based compensation expense	—	—	8,498	—	—	8,498
Net loss	—	—	—	(22,017)	—	(22,017)
Other Comprehensive income	—	—	—	—	126	126
Balance — March 31, 2025	53,788,970	47	1,103,861	(935,088)	(877)	167,943

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2023	43,257,862	$42	$995,464	$(816,026)	$192	179,672
Issuance of common stock upon exercise of stock options	54,374	—	108	—	—	108
Issuance of restricted stock awards	533,601	1	—	—	—	1
Proceeds from at-the-market offering, net of commissions and fees of $72	343,571	—	2,331	—	—	2,331
Issuance of common stock in connection with Velodyne Merger	29,376	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	759,919	1	—	—	—	1
Common stock warrants issuable to customer	—	—	195	—	—	195
Stock-based compensation expense	—	—	9,404	—	—	9,404
Net loss	—	—	—	(23,849)	—	(23,849)
Other Comprehensive loss	—	—	—	—	(631)	(631)
Balance — March 31, 2024	44,978,703	44	1,007,502	(839,875)	(439)	167,232

The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,017)	$(23,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,795	2,897
Loss on write-off and disposal of property and equipment and right-of-use asset impairment	16	—
Gain on lease termination	(65)	—
Stock-based compensation	8,498	9,404
Reduction of revenue related to stock warrant issued to customer	397	195
Amortization of right-of-use asset	1,245	1,150
Accretion or amortization on short-term investments	(822)	(1,486)
Change in fair value of warrant liabilities	(112)	21
Inventory write down	261	737
Recovery of doubtful accounts	(16)	(208)
Realized gain on available for sale securities	—	(275)
Changes in operating assets and liabilities:
Accounts receivable	4,137	6,089
Inventory	1,051	1,425
Prepaid expenses and other assets	(3,883)	(1,268)
Accounts payable	4,120	2,636
Accrued and other liabilities	8,691	(1,758)
Contract liabilities	(6,515)	60
Operating lease liability	(1,660)	(1,492)
Net cash used in operating activities	(4,879)	(5,722)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(552)	(1,382)
Purchase of short-term investments	(13,858)	(24,485)
Proceeds from sales of short-term investments	27,000	25,398
Net cash provided by (used in) investing activities	12,590	(469)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	28	109
Payments received (remitted) to fund employees tax obligation for vested RSUs	632	—
Proceeds from the issuance of common stock under at-the-market offering, net of commissions and fees	—	3,587
At-the-market offering costs for the issuance of common stock	—	(43)
Net cash provided by financing activities	660	3,653
Effect of exchange rates on cash and cash equivalents	80	(170)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,451	(2,708)
Cash, cash equivalents and restricted cash at beginning of period	48,099	52,633
Cash, cash equivalents and restricted cash at end of period	$56,550	$49,925

SUPPLEMENTAL DISCLOSURES OF OPERATING ACTIVITIES:
Cash paid for interest	$—	$740
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accrued liabilities	$129	$45
Right-of-use assets obtained in exchange for operating lease liability	$440	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 – Description of Business and Basis of Presentation
Description of Business
Ouster, Inc. was incorporated in the Cayman Islands on June 4, 2020 as “Colonnade Acquisition Corp.” Following the closing of a business combination in March 2021, the Company domesticated as a Delaware corporation and changed its name to “Ouster, Inc.” The Company is a leading provider of high-resolution digital lidar sensors that offer advanced 3D vision to machinery, vehicles, robots, and fixed infrastructure assets, allowing each to understand and visualize the surrounding world and ultimately enabling safe operation and ubiquitous autonomy.
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
The unaudited condensed consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results of operations for the periods shown. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024 and the notes related thereto, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 21, 2025. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by applicable rules and regulations. The results of operations for any interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future years or interim periods.
Liquidity
The Company’s principal sources of liquidity are its cash and cash equivalents, short-term investments, cash generated from sales of the Company’s products, sales of common stock under its at-the-market equity offering program and debt financing.
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. The Company has experienced recurring losses from operations, and negative cash flows from operations. As of March 31, 2025, the Company’s existing sources of liquidity included cash, cash equivalents, restricted cash and short-term investments of $170.8 million. The Company has incurred losses and negative cash flows from operations for several years. If the Company continues to incur losses in the future, it may need to improve liquidity and raise additional capital through the issuance of equity and/or debt. There can be no assurance that the Company would be able to raise such capital. However, management believes that the Company’s existing sources of liquidity are adequate to fund its operations for at least twelve months from the date the unaudited condensed consolidated financial statements were available for issuance.
Note 2 – Summary of Significant Accounting Policies
During the three months ended March 31, 2025, there were no significant changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2025. The Company has consistently applied the accounting policies to all periods presented in these unaudited condensed consolidated financial statements.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist primarily of cash, cash equivalents, restricted cash, short-term investments and accounts receivable. Although the Company deposits its cash, cash equivalents, restricted cash and short-term investments with financial institutions that Company believes are of high credit quality, its deposits, at times, may exceed federally insured limits. As of March 31, 2025 and December 31, 2024, the Company had cash, cash equivalents, short-term investments and restricted cash with financial institutions in the U.S. of $155.5 million and $161.8 million, respectively. As of March 31, 2025 and December 31, 2024, the Company also had cash with financial institutions in countries other than the U.S. of approximately $15.2 million and $12.8 million, respectively, that was not federally insured.
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
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable and unbilled receivable was as follows:

	March 31, 2025	December 31, 2024
Customer A	31%	39%
Customer E	21%	*
*Customer accounted for less than 10% of total accounts receivable in the period.
Revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Three Months Ended March 31,
	2025	2024
Customer E	15%	11%
Customer F	19%	*
*Customer accounted for less than 10% of total revenue in the period.

Concentrations of Supplier Risk
Purchases from the Company’s suppliers and vendors representing 10% or more of total purchases were as follows:

	Three Months Ended March 31,
	2025	2024
Supplier A	11%	17%
Supplier B	27%	25%
Accounts payable to the Company’s major suppliers and professional services vendors representing 10% or more of total accounts payable were as follows:

	March 31, 2025	December 31, 2024
Supplier A	14%	18%
Supplier B	59%	55%
Professional Services Vendor	10%	*
*Accounted for less than 10% of total accounts payable.
Note 3. Fair Value of Financial Instruments
The following tables provides information by level for the Company’s assets that were measured at fair value on a recurring basis (in thousands):

	March 31, 2025
	Level 1	Level 2	Total
Assets
Cash and cash equivalents:
Money market funds	$28,825	$—	$28,825
Short-term investments:
Commercial paper	—	$50,438	50,438
Corporate debt and U.S. government agency securities	—	$63,768	63,768
Total short-term investments	—	114,206	114,206
Total financial assets	$28,825	$114,206	$143,031

	December 31, 2024
	Level 1	Level 2	Total
Assets
Cash and cash equivalents:
Money market funds	$24,740	$—	$24,740
Short-term investments:
Commercial paper	—	56,886	56,886
Corporate debt and U.S. government agency securities	—	69,594	69,594
Total short-term investments	$—	$126,480	$126,480
Total financial assets	$24,740	$126,480	$151,220
Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
The value and changes in Level 3 liabilities measured at fair value on a recurring basis are immaterial.

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
Disclosure of Fair Values
The Company’s financial instruments that are not re-measured at fair value include accounts receivable, accounts payable, accrued and other current liabilities. The carrying values of these financial instruments approximate their fair values. The Company acquired short-term investments consisting of commercial paper, corporate debt and U.S. government agency securities as a result of the merger with Velodyne Lidar, Inc. (“Velodyne”) that closed on February 10, 2023. Unrealized gains and losses on the Company’s short-term investments were not significant as of March 31, 2025 and December 31, 2024, and therefore, the amortized cost of the Company’s short-term investments approximated its fair value.
Note 4. Balance Sheet Components
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Cash	$25,159	$20,802
Cash equivalents:
Money market funds(1)	28,825	24,740
Total cash and cash equivalents	$53,984	$45,542
(1)The Company maintains a cash sweep account, which is included in money market funds as of March 31, 2025 and December 31, 2024. Cash is invested in short-term money market funds that earn interest.
Restricted Cash
Restricted cash consists of collateral to merchant credit card, deposit account to secure foreign entity closure costs, issuances of deposit performance guarantee issued in favor of a customer, and certificates of deposit held by a bank as security for outstanding letters of credit. The Company had a restricted cash balance of $2.6 million and $2.6 million as of March 31, 2025 and December 31, 2024, respectively, which has been excluded from the Company’s cash and cash equivalents balances. The Company presented $0.7 million and $0.7 million of the total amount of restricted cash within current assets on the unaudited condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively. The remaining restricted cash balance of $1.8 million and $1.8 million is included in non-current assets on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the unaudited condensed consolidated balance sheets to the total of the amounts reported in the unaudited condensed consolidated statements of cash flows (in thousands):

	March 31, 2025	March 31, 2024
Cash and cash equivalents	$53,984	$48,270
Restricted cash, current	731	564
Restricted cash, non-current	1,835	1,091
Total cash, cash equivalents and restricted cash	$56,550	$49,925

Inventory
Inventory, consisting of material, direct and indirect labor, and manufacturing overhead, consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$3,650	$3,610
Work in process	98	307
Finished goods	11,357	12,500
Total inventory	$15,105	$16,417
Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid expenses	$5,227	$5,703
Prepaid insurance	2,040	893
Receivable from contract manufacturer	2,070	2,882
Insurance receivable	5,876	2,000
Other current assets	1,446	1,272
Total prepaid expenses and other current assets	$16,659	$12,750
Property and Equipment, net
Property and equipment consists of the following (in thousands):

	Estimated Useful Life (in years)	March 31, 2025	December 31, 2024
Machinery and equipment	3	$12,490	$12,146
Computer equipment	3	718	689
Automotive and vehicle hardware	5	93	93
Software	3	602	601
Furniture and fixtures	7	862	845
Construction in progress		6,105	6,349
Leasehold improvements	Shorter of useful life or lease term	9,722	9,459
		30,592	30,182
Less: Accumulated depreciation		(20,696)	(20,018)
Property and equipment, net		$9,896	$10,164
Depreciation expense associated with property and equipment was $0.7 million and $1.1 million during the three months ended March 31, 2025 and 2024, respectively.
Intangible Assets, Net
The following tables present acquired intangible assets, net as of March 31, 2025 and December 31, 2024 (in thousands):

		March 31, 2025
	Estimated Useful Life (in years)	Gross Carrying amount	Accumulated Amortization	Net Book Value
Developed technology	3-8	$23,500	$(10,749)	$12,751
Vendor relationship	3	6,600	(6,600)	—
Customer relationships	3 - 8	6,300	(2,341)	3,959
Intangible assets, net		$36,400	$(19,690)	$16,710

		December 31, 2024
	Estimated Useful Life (in years)	Gross Carrying amount	Accumulated Amortization	Net Book Value
Developed technology	3-8	$23,500	$(9,795)	$13,705
Vendor relationship	3	6,600	(6,600)	—
Customer relationships	3-8	6,300	(2,175)	4,125
Intangible assets, net		$36,400	$(18,570)	$17,830
Amortization expense was $1.1 million and $1.8 million during the three months ended March 31, 2025 and 2024, respectively.
The following table summarizes estimated future amortization expense of finite-lived intangible assets-net (in thousands):

Years:	Amount
2025	$3,394
2026	3,775
2027	3,682
2028	2,779
2029	2,331
Thereafter	749
Total	$16,710
Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued legal fees and contingencies	$17,025	$8,493
Uninvoiced receipts	4,990	4,368
Accrued compensation	6,371	6,115
Sales and use tax	1,375	2,215
Other	10,224	9,400
Total accrued and other current liabilities	$39,985	$30,591
Note 5. Debt
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
The UBS Agreement provided the Company with a revolving credit line of up to $45.0 million, subject to certain terms and conditions. The Company borrowed $44.0 million on October 25, 2023, and all of the proceeds were used to prepay and terminate the Company’s prior loan agreement on October 25, 2023.
Pursuant to the terms of the UBS Agreement, the Company agreed to maintain minimum liquidity, that could be comprised of unencumbered cash and cash equivalents, U.S. treasuries and other assets acceptable to the Bank, of $52.0 million in an account maintained with the Bank or its affiliates at all times.
Loans under the UBS Agreement bore interest at a rate equal to (x) for variable rate loans, the sum of (i) the applicable SOFR average plus 0.110%, plus (ii) 1.20%, and (y) for fixed rate loans, the sum of either (1) CME Term Rate or (2) the U.S. Treasury Rate, as applicable and as defined in the UBS Agreement, as determined based on the duration of the advance, plus the applicable liquidity premium with a range of 0.15% to 0.50%, as set forth in the UBS Agreement. Interest payments were due (x) for variable rate loans, on the last day of each calendar month, and on each date that any portion of the principal amount is due, including on the Maturity Date, and (y) for fixed rate loans, on the last day of the applicable interest period, and on each date that any portion of the principal amount is due, including on the Maturity Date. The Company could repay any variable rate loans at any time in whole or in part, without penalty. The Company was able to repay any fixed rate loans in whole, but not in part, subject to certain breakage costs. Interest expense was recognized over the life of the respective debt, which approximates the effective interest rate method.
The Company agreed to pay an unused line fee in an amount equal to (i) the commitment amount of $45.0 million less the average daily balance of the sum of the principal amount of the obligations outstanding during the preceding calendar quarter, multiplied by (ii) 0.50% per annum, and such unused line fee is payable quarterly in arrears on the last day of each calendar quarter.
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
Note 6. Amazon Warrant
On February 10, 2023, as part of the Velodyne Merger, the Company assumed a warrant agreement and a transaction agreement, pursuant to which Velodyne agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon.com Inc. (“Amazon”), a warrant to acquire, following customary antidilution adjustments, up to an aggregate of 3,263,898 shares of the Company’s common stock at an exercise price of $50.71 per share (the “Amazon Warrant”). The exercise price and the warrant shares issuable upon exercise of the Amazon Warrant are subject to further antidilution adjustments, including in the event the Company makes certain sales of common stock (or securities exercisable or convertible into or exchangeable for shares of the Company’s common stock) at a price less than the exercise price of the Amazon Warrant. During the three months ended March 31, 2025, there was no antidilution adjustment made in accordance to the terms of the Amazon Warrant. As of March 31, 2025, there were 3,267,890 shares of common stock issuable under the Amazon Warrant.
The Amazon Warrant shares vest in multiple tranches over time based on payments of up to $100.0 million by Amazon or its affiliates (directly or indirectly through third parties) to the Company in connection with Amazon’s purchase of goods and services. The fair value of the unvested Amazon Warrant will be recognized as a non-cash stock-based reduction to revenue when Amazon makes payments and vesting conditions become probable of being achieved.
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
In the three months ended March 31, 2025, 28,400 Amazon Warrant shares vested. As of March 31, 2025, there were 2,188,704 Amazon Warrant shares vested.
Note 7. Commitments and Contingencies
Letters of Credit
In connection with certain office leasehold interests in real property located in San Francisco (350 Treat Ave and 2741 16th Street) and in Paris, France, the Company obtained letters of credit from certain banks as required by the lease agreements. If the Company defaults under the terms of the applicable lease, the lessor will be entitled to draw upon the letters of credit in the amount necessary to cure the default. The amounts covered by the letters of credit are collateralized by certificates of deposit, which are included in restricted cash on the unaudited condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024. The outstanding amount of the letters of credit was $1.4 million and $1.4 million as of March 31, 2025 and December 31, 2024, respectively.

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
On March 13, 2024, the parties to the consolidated securities class action lawsuit filed a stipulation of settlement to settle this lawsuit, without any admission or concession of wrongdoing or liability by Velodyne or the individual defendants. On April 19, 2024, the court preliminarily approved the settlement that provides for a payment of $27.5 million of which $23.4 million was funded by insurance proceeds. The Company had accrued for and recorded the entire amount of this $27.5 million settlement liability and had recorded the expense within general and administrative expenses in 2023 after concluding that such settlement amount is probable and reasonably estimable. As of December 31, 2023, the Company recorded an insurance receivable of $23.4 million in prepaid expenses and other current assets to be funded by insurance proceeds based on the terms of the settlement. The $23.4 million insurance receivable allows the Company to recover the majority of the settlement expense, resulting in a net charge of $4.1 million in its consolidated statement of operations. The settlement charge of $4.1 million was paid in June 2024. As a result of the court approving the settlement, issuing final judgment, and dismissing the lawsuit on August 19, 2024, the Company unrecognized the related liability and receivable in the amount of $23.4 million.

On January 18, 2022, David and Marta Hall filed a lawsuit in the Superior Court of California, County of Alameda, against current and former officers and directors of Velodyne, as well as Jeff Vetter, Velodyne’s outside counsel. The Halls sought to recover damages for financial and other injuries they allegedly sustained as a result of the merger between Graf and Velodyne. On May 3, 2022, certain defendants filed motions to compel arbitration and other defendants filed motions to quash service of process for lack of personal jurisdiction. The court conducted a hearing on the motions on July 20, 2022. On August 30, 2022, the court granted the motion to quash service with respect to the out of state defendants. On October 3, 2022, the court granted the motion to compel Mr. Hall to arbitrate his claims, and stayed proceedings on Ms. Hall’s claims pending arbitration of Mr. Hall’s claims. On October 20, 2022,Mr. and Ms. Hall voluntarily dismissed the action without prejudice. On January 3, 2023, Mr. and Ms. Hall filed an arbitration demand with substantially the same allegations as the prior lawsuit. On or about August 22, 2023, Ms. Hall filed an application in Texas District Court, Dallas County to compel arbitration of two of the individuals who had been dismissed from the prior court action for lack of personal jurisdiction; these two individuals agreed to participate in the arbitration and thus the Texas action has been stayed. On January 17, 2025, three of the individual respondents were dismissed with prejudice, and Mr. and Ms. Hall dismissed certain claims against the three remaining respondents Messrs. Goplan, Graf and Dee. The arbitration hearing previously set for February 3, 2025 was vacated. The parties agreed to a confidential settlement, without any admission or concession of wrongdoing or liability by Velodyne or the individual respondents, and executed the definitive agreement on April 16, 2025. As of December 31, 2024, the Company had accrued the settlement expenses associated with this action. An insurance receivable allows the Company to recover the majority of the settlement expenses, resulting in a net charge that is immaterial to its consolidated statement of operations. The arbitration will be dismissed with prejudice subject to the terms of the definitive settlement agreement.
On August 10, 2023, Plaintiffs David and Marta Hall filed a complaint against Velodyne in the Superior Court of California, County of San Francisco asserting claims for breach of contract and failure to reimburse expenses in violation of California Labor Code Section 2802 (the “2023 Hall Matter”). The 2023 Hall Matter seeks indemnification for legal fees incurred on the Halls’ behalf in connection with a prior derivative action against certain Velodyne officers and directors, and naming Velodyne as a nominal defendant, captioned In Re Velodyne Lidar, Inc. Derivative Action, Case No. 1:21-cv-00369-TMH (D. Del.) (dismissed on November 7, 2023). On November 21, 2023, Velodyne denied all allegations. While the Company does not believe the claims are meritorious, the definitive settlement agreement was fully executed by the parties on April 16, 2025, without any admission or concession of wrongdoing or liability by Velodyne. This lawsuit will be dismissed with prejudice subject to the terms of the definitive settlement agreement.
On August 25, 2023, a putative shareholder class action suit was filed in the Delaware Court of Chancery against six former officers and directors of Graf Acquisition LLC, the predecessor entity of Velodyne, as well as two other entities (one of which has since been dismissed without prejudice), entitled Berger v. Graf Acquisition, LLC, et al., No. C.A. 2023 0873 LWW. The Company, Graf Acquisition LLC and Velodyne are not named as defendants. The plaintiff, who was allegedly a GIC shareholder, asserts claims for breach of fiduciary duty and unjust enrichment in connection with the merger of GIC and Velodyne on September 29, 2020, and seeks damages, disgorgement and other recovery on behalf of the putative class of GIC shareholders in an unspecified amount. The Company is obligated to indemnify such former officers and directors under certain circumstances. While the Company does not believe the claims are meritorious, the parties agreed to a settlement in principle without any admission or concession of wrongdoing or liability by any of the defendants, subject to final documentation and approval by the court. As of March 31, 2025, the Company has accrued the expected settlement expenses associated with this action. An insurance receivable allows the Company to recover the majority of the expected settlement expenses, resulting in a net charge that is immaterial to its consolidated statement of operations.
Ouster Litigation
On April 11, 2023, the Company filed a complaint in the District of Delaware alleging patent infringement of certain claims of the Company’s U.S. Patent Nos. 11,175,405, 11,178,381, 11,190,750, 11,287,515, and/or 11,422,236 against Hesai Group and Hesai Technology Co., Ltd. The complaint seeks monetary damages as well as the issuance of a permanent injunction. On May 30, 2023, the Court granted to stay the case pending the resolution, including all appeals, of In the Matter of Certain LiDAR (Light Detection and Ranging) Systems and Components Thereof, 337-TA-1363. On February 10, 2025, the parties filed a joint request to maintain the stay. Subject to the terms of a confidential interim decision in the arbitration described below, the Company dismissed without prejudice this case on April 11, 2025.

On May 17, 2023, Hesai Photonics Technology Co. Ltd. and Hesai Group (collectively “Hesai Photonics”) filed a request for arbitration with JAMS against the Company, Velodyne Lidar, Inc., Velodyne, LLC, and Oban Merger Sub II LLC. Hesai Photonics alleges that the Company is bound by the terms and conditions, including an obligation to arbitrate disputes, of a long-term global cross-licensing in a Settlement Agreement signed in 2020 between Hesai Photonics and Velodyne Lidar, Inc. (“Velodyne-Hesai Settlement Agreement”) as a result of the Company’s 2023 merger with Velodyne Lidar, Inc. On June 13, 2023, the Company responded to the arbitration demand. The Company denied all allegations. On March 28, 2025, the tribunal issued a confidential interim decision, finding that the Company was subject to the Velodyne-Hesai Photonics Settlement Agreement. There continue to be pending issues in this arbitration, subject to further briefing by the parties, which may impact future revenue and damages.
On September 14, September 25, and September 26, 2023, Hesai filed Petitions for Inter Partes Review with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of the Company’s patents asserted in the ITC and Delaware patent actions. The Company provided preliminary responses to those petitions in late December 2023 and early January 2024. On March 19, 2024, March 28, 2024, and April 1, 2024, the PTAB issued decisions to institute inter partes review for four patents: IPR2023-01421 (Patent No. 11,175,405), hearing date of December 17, 2024; IPR2023-01422 (Patent No. 11,287,515), hearing date of December 17, 2024; IPR2023-01456 (Patent No. 11,178,381), hearing date of January 13, 2025; and IPR2023-01457 (Patent No. 11,190,750), hearing date of January 13, 2025. On March 13, 2025, the PTAB issued final written decisions upholding the patentability of all challenged claims in IPR2023-01422, and finding unpatentable all challenged claims in IPR2023-01421 and IPR2023-01457. On March 17, 2025, the PTAB issued a final written decision finding unpatentable all challenged claims of IPR2023-01456. Regarding the fifth patent (Patent No. 11,422,236), the PTAB declined to institute on March 28, 2024, (see IPR2023-01458). Hesai requested review to the Director of the United States Patent and Trademark Office (“Director Review”), who remanded to the PTAB for further review of its decision not to institute. On January 21, 2025, the PTAB again denied institution, to which Hesai again requested Director Review, and the Company objected. On March 20, 2025, the Director again denied review.
The Company has accrued $17.0 million in connection with the Velodyne Legacy and Ouster legal proceedings in the three months ended March 31, 2025.
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
Note 8. Common Stock
Pursuant to the terms of the Second Amended and Restated Certificate of Incorporation, the Company is authorized to issue the following shares and classes of capital stock, each with a par value of $0.0001 per share: (i) 100,000,000 shares of common stock; (ii) 100,000,000 shares of preferred stock. The holder of each share of common stock is entitled to one vote.
On April 29, 2022, the Company entered into an At-Market-Issuance Sales Agreement (the “ATM Agreement”), pursuant to which the Company could, subject to the terms and conditions set forth in the agreement offer and sell, from time to time, through or to the agents, acting as agent or principal, shares of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $150.0 million.
The Company terminated the ATM Agreement in April 2025 in anticipation of the scheduled expiration of its registration statement on Form S-3 (Note 14).
During the three months ended March 31, 2025, no shares of common stock were sold under the ATM Agreement.

From the date of the ATM Agreement through March 31, 2025, the Company sold 9,707,674 shares at a weighted-average sales price of $9.14 per share, resulting in cumulative gross proceeds to the Company totaling approximately $91.4 million before deducting offering costs, sales commissions and fees. Cumulative net proceeds to the Company totaled approximately $88.7 million after deducting offering costs, sales commissions and fees.
Note 9. Stock-based Compensation
As of March 31, 2025, the Company maintains five equity incentive plans: its Amended and Restated 2015 Stock Plan (the “2015 Plan”), the Sense Photonics, Inc. 2017 Equity Incentive Plan (the “Sense Plan”), the Velodyne Lidar, Inc. 2020 Equity Incentive Plan (the “Velodyne Plan”), its 2021 Incentive Award Plan (the “2021 Plan”) and its Amended and Restated 2022 Employee Stock Purchase Plan (the “2022 ESPP” and, collectively with the 2015 Plan, the Sense Plan, the Velodyne Plan and the 2021 Plan, the “Plans”).
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
The Company’s 2022 ESPP has been offered to all eligible employees since August 2022 and generally permits certain employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their compensation during each offering period, subject to certain limitations.
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
During the three months ended March 31, 2025, there were no shares of common stock issued under the 2022 ESPP.
The stock-based compensation expense for the 2022 ESPP is based on the estimated grant date fair value utilizing the Black-Scholes option valuation model of the 2022 ESPP shares and the number of shares that can be purchased as of the grant date, which is recognized as expense on a straight line expense attribution method over the length of an offering period.
Stock option activity for the three months ended March 31, 2025 was as follows:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—December 31, 2024	1,755,024	$7.55	5.72	$10,076
Options exercised	(13,558)	2.04
Options cancelled	(26)	1.96
Outstanding—March 31, 2025	1,741,440	$7.59	5.47	$6,763
Vested and expected to vest—March 31, 2025	1,741,440	$7.59	5.47	$6,763
Exercisable—March 31, 2025	1,741,431	$7.59	5.47	$6,763

The following table summarizes information about stock options outstanding and exercisable at March 31, 2025.

	Options Outstanding		Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$1.85	192,247	5.28	192,247
2.13	787,576	5.50	787,576
14.22	752,408	5.50	752,408
52.40	9,209	4.50	9,200
	1,741,440		1,741,431
As of March 31, 2025, the remaining unamortized stock-based compensation expense related to unvested stock options that is expected to be recognized was immaterial.
Restricted Stock Units
A summary of RSU activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Unvested—December 31, 2024	3,464,764	$10.68
Granted	3,248,433	10.46
Canceled	(168,072)	9.58
Vested	(1,118,320)	11.41
Unvested—March 31, 2025	5,426,805	$10.43
Stock-based compensation expense is recognized on a straight-line basis over the vesting period of each award of RSUs. As of March 31, 2025, total compensation expense related to unvested RSUs granted to employees, but not yet recognized, was $53.6 million, with a weighted-average remaining vesting period of 1.9 years. RSUs settle into shares of common stock upon vesting.
Restricted Stock Awards
A summary of RSA activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Unvested—December 31, 2024	456,698	$11.28
Granted	—	—
Canceled	(68,072)	8.79
Vested	—	—
Unvested—March 31, 2025	388,626	$11.72
Stock-based compensation expense is recognized on a straight-line basis over the vesting period of each award of RSAs. As of March 31, 2025, total compensation expense related to unvested RSAs granted to employees, but not yet recognized, was $1.7 million, with a weighted-average remaining vesting period of 0.5 years. The common stock comprising RSAs is issued at grant but, generally, is subject to a risk of forfeiture if the holder terminates service with the Company and its subsidiaries prior to vesting.

Stock-Based Compensation Expense
The Company recognized stock-based compensation expense for all share-based awards in the unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$1,137	$913
Research and development	4,305	4,188
Sales and marketing	1,106	1,400
General and administrative	1,950	2,903
Total stock-based compensation	$8,498	$9,404
The following table summarizes stock-based compensation expense by award type (in thousands):

	Three Months Ended March 31,
	2025	2024
RSUs	$7,333	$6,809
Stock Options	—	1,530
Employee stock purchase plan	340	505
RSAs	825	560
Total stock-based compensation	$8,498	$9,404
Note 10. Net Loss Per Common Share
The following table sets forth the computation of basic and diluted net loss per common share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(22,017)	$(23,849)
Denominator:
Weighted average shares used to compute basic and diluted net loss per share	52,488,199	43,454,127
Net loss per common share—basic and diluted	$(0.42)	$(0.55)
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
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	March 31,
	2025	2024
Options to purchase common stock	1,741,440	1,810,872
Public and private common stock warrants	5,235,409	5,232,035
Restricted Stock Units	5,426,805	2,443,340
Unvested early exercised common stock options	—	8,984
ESPP shares pending issuance	549,260	903,848
Restricted Stock Awards	388,626	745,713
Total	13,341,540	11,144,792

Note 11. Income Taxes
The Company’s income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in the quarter. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on the deferred tax assets as it is more likely than not that some, or all, of the Company’s deferred tax assets will not be realized. The Company continues to maintain a full valuation allowance against its net deferred tax assets. Due to tax losses and the offsetting valuation allowance, the income tax provision for the three months ended March 31, 2025 and 2024, respectively, was immaterial to the Company’s unaudited condensed consolidated financial statements.
Note 12. Revenue
The majority of the Company’s revenue is recognized at the point in time when the customer obtains control of the respective lidar sensor kits. Revenue recognized over time is immaterial to total revenue recognized for any given period.
Revenue includes patent royalty revenues generated from a long-term intellectual property (“IP”) license agreement in the amount of $1.5 million that was recognized in the first quarter of 2025. The Company also expects to record future revenue from this agreement as it satisfies its performance obligations.
The following table presents total revenues by geographic area based on the location products were shipped to and services provided (in thousands):

	Three Months Ended March 31,
	2025	2024
Americas	$15,528	$10,624
Asia and Pacific(1)	12,464	6,149
Europe, Middle East and Africa	4,640	9,171
Total	$32,632	$25,944
(1)In the three months ended March 31, 2025, the Company recognized $1.5 million of patent royalty revenue from a long-term IP license agreement.
Countries that accounted for more than 10% of total revenue was as follows:

	Three Months Ended March 31,
	2025	2024
United States	45%	36%
Thailand	23%	*
*Country accounted for less than 10% of total revenue in the period.
Revenue contract balances
Timing of revenue recognition may differ from the timing of invoicing to customers. An unbilled receivable is recorded in instances when revenue is recognized prior to invoicing, and amounts collected in advance of services being provided are recorded as deferred revenue. Contract assets and liabilities are generated when contractual billing schedules differ from revenue recognition timing.
Unbilled receivables
A receivable for multi-year licensing services is generally recorded upon invoicing. A receivable for multi-year license agreements is recorded upon delivery, whether or not invoiced, to the extent the Company has an unconditional right to receive payment in the future related to those licenses. As of March 31, 2025, the current portion of these unbilled receivables in the amount of $2.8 million, primarily consisting of unbilled receivables from multi-year license contracts, is included in “Accounts receivable, net” on the unaudited condensed consolidated balance sheet.

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
Contract Liabilities
Contract liabilities consist of deferred revenue, advanced payments and deposits from customers for goods and services that are yet to be provided. Deferred revenue includes billings in excess of revenue recognized related to product sales, licenses, extended warranty and other services revenue, and is recognized as revenue when the Company performs under the contract. The long-term portion of deferred revenue, mostly related to obligations under license arrangements and extended warranty, is classified as non-current contract liabilities and is included in other non-current liabilities in the Company’s unaudited condensed consolidated balance sheets. Customer advanced payments represent required customer payments in advance of product shipments according to customer’s payment term. Customer advance payments are recognized as revenue when control of the performance obligation is transferred to the customer. Customer deposits represent consideration received from a customer which can be applied to future product or service purchases, or refunded.
Contract assets and liabilities are presented net at the individual contract level in the unaudited condensed consolidated balance sheet and are classified as current or non-current based on the nature of the underlying contractual rights and obligations.

	March 31, 2025	December 31, 2024

Contract liabilities, current
Deferred revenues from multi-year licensing agreements	$9,614	$10,922
Other contract liabilities	17,760	23,429

Contract liabilities, non-current portion
Deferred revenues from multi-year licensing agreements	$531	$627
Other contract liabilities	2,468	1,911
Total contract liabilities	$30,373	$36,889
Deferred revenues from multi-year licensing agreements mainly represent minimum royalty payments received from licensees relating to long-term IP license agreements for which the Company has future obligations. Royalties from the IP license agreements are recognized at the later of the period the sales occur or the satisfaction of the performance obligations to which some or all of the royalties have been allocated.
Other contract liabilities primarily relate to a multi-year contract entered in 2023 with a customer to sell its products. During the three months ended March 31, 2025, the Company partially satisfied the related performance obligation and recognized $6.5 million revenue that was previously included in the contract liabilities balance. As of March 31, 2025, $15.0 million remained deferred until a future product delivery date.
The following table provides information about contract liabilities (remaining performance obligations) and the significant changes in the balances (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning balance	$36,889	$17,852
Net revenue deferred in the period	587	1,347
Revenue recognized that was included in the contract liability balance at the beginning of the period	(7,103)	(1,287)
Ending balance	$30,373	$17,912

Note 13. Segments
The Company’s CODM is the Chief Executive Officer. The Chief Executive Officer reviews financial information including revenue, expenses and net income presented on a consolidated basis, accompanied by certain supplemental information about significant expense categories for purposes of allocating resources and evaluating the Company’s financial performance. The Company operates as one reportable and operating segment, which relates to the sale and production of lidar sensor kits and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. The CODM assesses financial performance of the reportable segment and decides how to allocate resources based on net income that also is reported as net income attributable to the Company on the consolidated statements of income. Net income is also used by our chief operating decision maker to monitor actual results versus budget and prior periods amounts of our reportable segment and decide how to expand business or to return value to shareholders. The measure of the segment assets is reported on the unaudited condensed consolidated balance sheet as total assets.
The following table reflects the significant expenses of our reportable segment (in thousands):

	Three Months Ended March 31,
	2025	2024
Total revenue	$32,632	$25,944
Less(1):
Product manufacturing costs	15,731	14,788
Stock based compensation and amortization expense	1,593	1,377
Other costs(2)	1,825	2,354
Research and development	14,985	13,806
Sales and marketing	6,423	6,860
General and administrative	15,905	12,580
Total other income, net	(2,008)	(2,103)
Provision for income tax expense	195	131
Net loss	$(22,017)	$(23,849)
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2) Other costs primarily includes inventory excess and obsolescence, scrap, warranty, freight and other cost of revenue items.
Note 14. Subsequent Events
The Company terminated the ATM Agreement in April 2025 in anticipation of the scheduled expiration of its registration statement on Form S-3 (File No. 333-264600). The Company filed a new registration statement on Form S-3 on May 2, 2025 (File No. 333-286936), which as of the date of this Quarterly Report has not been declared effective by the SEC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our results of operations and financial condition of Ouster, Inc. (“we,” “us,” “our,” the “Company,” “Ouster”) should be read together with the information set forth in our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report, as well as our audited consolidated financial statements and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Ouster’s Annual Report on Form 10-K (the “2024 Annual Report”) filed with the SEC on March 21, 2025. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties, including with respect to the potential future impact of tariffs and other trade measures on the Company’s business and results of operations. Ouster’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in Ouster’s 2024 Annual Report as updated in Part II, Item 1A, “Risk Factors” herein and as may be further updated from time to time in the Company’s other filings with the SEC. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Overview
Ouster was founded in 2015 with the invention of our high-performance digital lidar. To continue to grow our business in the coming years, we expanded and plan to continue to invest in growing our digital lidar product portfolio, increasing the capabilities of our software solutions, and opportunistically expanding our sales and marketing efforts. We are headquartered in San Francisco, California.
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
Our hardware product offering currently includes four models of sensors in our OS product line: the hemispheric field of view OSDome, the ultra-wide field of view OS0, the mid-range OS1, and the long-range OS2. Within our OS sensor models, we offer numerous customization options, all enabled by embedded software. For each of our models in the OS product line, we offer resolution options of 128 lines vertically (“channels”), 64 channels, or 32 channels, as well as many beam spacing options. In 2022, we launched our REV7 OS series scanning sensors, powered by L3 chip. REV7 features the all-new OSDome sensor, as well as upgraded OS0, OS1, and OS2 sensors that deliver double the range, enhanced object detection, increased precision and accuracy, and greater reliability compared to our prior generation sensors. We are currently developing our solid-state digital flash (“DF”) sensors, which is a suite of short, mid, and long-range solid-state digital lidar sensors that provide uniform precision imaging without motion blur across an entire field of view.
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
We believe the simplicity of our digital lidar design gives us a meaningful advantage in costs related to manufacturing, supply chain and production yields. Our main manufacturing partners are Benchmark and Fabrinet, which manufacture the majority of our products at their facilities in Thailand. We expect these established partnerships will allow us to continue to reduce our product costs and rapidly scale production to meet our anticipated product demand. Based on cost quotes for our products in mass production, we anticipate our manufacturing costs per unit will decrease further as production volumes increase.

Merger with Velodyne Lidar, Inc.
On February 10, 2023, we completed our merger of equals with Velodyne Lidar Inc., a Delaware corporation (the “Velodyne Merger”). The product offerings we acquired through the Velodyne Merger include the VLP-16, VLP-16 Lite, VLP-16 Hi-Res, VLP-32 and VLS-128. These product offerings are in the final stages of their product life cycle and we plan to discontinue manufacturing them in 2025.
Factors Affecting Our Performance
Commercialization of Lidar Applications. We believe that our lidar solutions are approaching an inflection point of adoption across our target end market applications and that we are well-positioned to capitalize on this market adoption. However, as our customers continue research and development projects that rely on lidar technology, it is difficult to estimate the timing of ultimate end market and customer adoption. As a result, we expect that our results of operations, including revenue and gross margins, will improve over time but may fluctuate on a quarterly and annual basis for the foreseeable future. As the market for lidar solutions matures and more customers reach a commercialization phase with solutions that rely on our technology, the fluctuations in our operating results may become less pronounced. In 2025, our strategic business objectives include growing the software-attached business, transforming the product portfolio, and executing towards profitability.
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
Average Selling Prices (“ASPs”), Product Costs and Margins. Our product costs and gross margins depend largely on the volumes of sensors shipped, the mix of existing and new products sold and the number and variety of solutions we provide to our customers. We expect that our selling prices will vary by target end market and application due to market-specific supply and demand dynamics. We expect to continue to experience some downward pressure on prices from signing anticipated large multi-year agreements in the near term with multi-year negotiated pricing. We expect that these customer-specific selling price fluctuations combined with our volume-driven product costs may drive fluctuations in revenue and gross margins on a quarterly basis. In addition, we expect that the current uncertainty surrounding U.S. trade relationships may impact our future product costs and margins, particularly to the extent there are significant tariffs or trade restrictions imposed on goods imported from Thailand, Canada, or China that are used in our products. Although we are taking steps to mitigate the impacts of potential tariffs, we do not expect to be able to offset or avoid such costs in full. In addition, our contractual arrangements generally provide that our customers will pay the costs of tariffs. These costs could impact customer demand and adoption as described above under “Customers’ Sales Volumes.”
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

Supply Chain Continuity. Some of the key components in the products we have designed or are currently designing come from limited or single source suppliers. If these third parties experience financial, operational, manufacturing capacity or other difficulties, or experience shortages in required components, or if they are otherwise unable or unwilling to continue to manufacture these components in required volumes or at all, our supply may be disrupted or be on less favorable terms. For example, we may be required to seek alternate manufacturers or suppliers for our products. It would be time-consuming, and could be costly and impracticable, to begin to use and qualify new manufacturers, components or designs, and such changes could cause significant interruptions in supply and could have an adverse effect on our ability to meet our scheduled product deliveries and may subsequently lead to the loss of sales. In addition, we are monitoring impact of the recent tariff and trade policy actions taken by the United States and foreign governments on our supply chain. We are considering ways to mitigate the impact of these tariff and trade policy actions and the uncertainties arising from the rapidly changing global trade environment on our supply chain; however, there can be no assurances that such mitigation efforts will be successful.
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
We may not be able to take advantage of demand if we are unable to anticipate regulatory changes and adapt quickly enough to meet such new regulatory standards or requirements applicable to us or to our customers’ products in which our lidar sensors are used. Market acceptance of lidar technology and active safety technology depend upon many factors, including cost, performance, safety performance, regulatory requirements and international taxes or tariff and trade policy actions of governments related to such technologies. These factors may impact the ultimate market acceptance of our lidar technology.
International Expansion. We view international expansion as an important element of our strategy to increase revenue and achieve profitability. We continue to position ourselves in geographic markets that we expect to serve as important sources of future growth. We have an existing presence in three regions: Americas; Asia and Pacific; and Europe, Middle East and Africa. We intend to expand our presence in these regions over time including through distribution partnerships. Expanded global reach will require continued investment and may expose us to additional foreign currency risk, international taxes, tariff and trade policy actions of foreign governments, legal obligations, export/import regulations and additional operational costs. These risks and challenges that may impact our ability to meet our projected sales volumes, revenues, and gross margins. In addition, the current uncertainty surrounding U.S. trade relationships may impact our future international sales, particularly to the extent there are significant tariffs or trade restrictions imposed on goods imported from the United States.
Components of Results of Operations
Revenue
The majority of our revenue comes from the sale of our lidar sensors and accessories both directly to end users and through distributors both domestically and internationally. We recognize revenue from product sales when the performance obligation of transferring control of the product to the customer has been met, generally when the product is shipped. We also recognize revenue by performing services or obligations related to product development, validation, IP license agreements, maintenance under our extended warranty contracts, and shipping. We do not expect these services to be material components of revenue, cost of revenue or gross margin in the near future. Performance obligations related to services are generally recognized over time, based on cost-to-cost input basis or straight-line over time. Amounts billed to customers related to shipping and handling are classified as revenue, and we have elected to recognize the cost of shipping activities that occur after control has transferred to the customer as a fulfillment cost rather than a separate performance obligation. All related costs are accrued and recognized within cost of revenue when the related revenue is recognized.
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
General and Administrative Expenses
General and administrative expenses consist of personnel-related expenses, including salaries, benefits, and stock-based compensation, of our executives and members of the board of directors, finance, human resources, an allocated portion of facility and IT costs that support general and administrative activities, as well as amortization of intangible assets, fees related to legal fees, patent prosecution, accounting, finance and professional services, as well as insurance and bank fees. We have experienced and may in the near-term experience additional increases in general and administrative expenses related to legal, accounting, finance and professional services costs associated with litigation activities, hiring more personnel and consultants to support our international expansion and compliance with the applicable provisions of the Sarbanes-Oxley Act and other SEC rules and regulations as a result of being a public company. Our absolute amount of general and administrative expenses will grow over time; however, we expect general and administrative expenses as a percentage of revenue to decrease as our business grows.

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
Income Taxes
Our income tax provision consists of federal, state and foreign current and deferred income taxes. Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in the quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on deferred tax assets as it is more likely than not that some, or all, of our deferred tax assets will not be realized. We continue to maintain a full valuation allowance against our U.S. Federal and state deferred tax assets, excluding specific balances due to the Velodyne Merger. The income tax provision for the three months ended March 31, 2025 and 2024, was not material to the Company’s unaudited condensed consolidated financial statements.
Results of Operations:
The results of operations presented below should be reviewed in conjunction with the unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report. The following table sets forth our unaudited condensed consolidated results of operations data for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
Revenue	$32,632	$25,944
Cost of revenue(1)	19,149	18,519
Gross profit	13,483	7,425
Operating expenses(1):
Research and development	14,985	13,806
Sales and marketing	6,423	6,860
General and administrative	15,905	12,580
Total operating expenses	37,313	33,246
Loss from operations	(23,830)	(25,821)
Other income (expense):
Interest income	1,705	2,651
Interest expense	—	(741)
Other income, net	303	193
Total other income, net	2,008	2,103
Loss before income taxes	(21,822)	(23,718)
Provision for income tax expense	195	131
Net loss	$(22,017)	$(23,849)

The following table sets forth the components of our unaudited condensed consolidated statements of operations and comprehensive loss data as a percentage of total revenue for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(% of total revenue)
Revenue	100%	100%
Cost of revenue(1)	59	71
Gross profit	41	29
Operating expenses (1):
Research and development	46	53
Sales and marketing	20	26
General and administrative	49	48
Total operating expenses	114	127
Loss from operations	(73)	(98)
Other income (expense):
Interest income	5	10
Interest expense	—	(3)
Other income (expense), net	1	1
Total other income, net	6	8
Loss before income taxes	(67)	(90)
Provision for income tax expense	1	1
Net loss	(68)%	(91)%
(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
Cost of revenue	$1,137	$913
Research and development	4,305	4,188
Sales and marketing	1,106	1,400
General and administrative	1,950	2,903
Total stock-based compensation	$8,498	$9,404

Comparison of the three months ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,		Change	Change
	2025	2024	$	%
	(dollars in thousands)
Revenue by geographic location:
Americas	$15,528	$10,624	$4,904	46%
Asia and Pacific	12,464	6,149	6,315	103
Europe, Middle East and Africa	4,640	9,171	(4,531)	(49)
Total	$32,632	$25,944	$6,688	26%
Revenue
Revenue increased by $6.7 million or 26%, to $32.6 million for the three months ended March 31, 2025 from $25.9 million for the comparable period in the prior year. The increase in revenue was primarily driven by increased ASPs, increased sensor volumes as customers increased their purchase levels compared to the prior year period and patent royalties from a long-term IP license agreement.
We recorded $1.5 million revenue from deferred past royalties in the first quarter of 2025 and expects to record revenue from this agreement in future periods when it satisfies its performance obligations under the license agreement.
Cost of Revenue

	Three Months Ended March 31,		Change	Change
	2025	2024	$	%
	(dollars in thousands)
Cost of revenue	$19,149	$18,519	$630	3%
Cost of revenue increased by $0.6 million, or 3%, to $19.1 million for the three months ended March 31, 2025 from $18.5 million for the comparable period in the prior year. The increase in cost of revenue was primarily attributable to higher product manufacturing, and stock based compensation costs, partially offset by lower excess and obsolete inventory charges over the period.
Gross margin rose to 41% for the three months ended March 31, 2025 from 29% in the prior year period primarily as a result of increased ASPs, increased sensor volumes and the patent royalties generated from a long-term IP license agreement.
Operating Expenses

	Three Months Ended March 31,		Change	Change
	2025	2024	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$14,985	$13,806	$1,179	9%
Sales and marketing	6,423	6,860	(437)	(6)
General and administrative	15,905	12,580	3,325	26
Total operating expenses	$37,313	$33,246	$4,067	12%
Research and Development
Research and development expenses increased by $1.2 million, or 9%, to $15.0 million for the three months ended March 31, 2025 from $13.8 million for the comparable period in the prior year. The increase was primarily attributable to the increase in compensation expenses for employees engaged in research and product development function.

Sales and Marketing
Sales and marketing expenses decreased by $0.4 million, or 6%, to $6.4 million for the three months ended March 31, 2025 from $6.9 million for the comparable period in the prior year. The decrease was primarily attributable to the reduction in sales and marketing compensation, personnel related expenses and lower amortization of acquired customer relationship intangible assets.
General and Administrative
General and administrative expenses increased by $3.3 million, or 26%, to $15.9 million for the three months ended March 31, 2025 from $12.6 million for the comparable period in the prior year. The increase was primarily attributable to higher litigation and settlement activities.
Interest Income, Interest Expense and Other Expense, Net

	Three Months Ended March 31,		Change	Change
	2025	2024	$	%
	(dollars in thousands)
Interest income	$1,705	$2,651	$(946)	(36)%
Interest expense	$—	$(741)	$741	(100)
Other income (expense), net	$303	$193	$110	57
The year-over-year decrease in interest income was due to lower balances in cash and cash equivalents and short-term investments along with lower interest rates received in the three months ended March 31, 2025.
The year-over-year decrease in interest expense was due to repayment of the UBS Loan in August 2024.
Other income (expense), net was not material for the three months ended March 31, 2025 and 2024.
Income Taxes
We were subject to income taxes in the United States and miscellaneous foreign jurisdictions for the three months ended March 31, 2025 and 2024. Our income tax expense for the three months ended March 31, 2025 and 2024 was not material to our unaudited condensed consolidated financial statements.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and short-term investments, cash generated from sales of our products, and sales of common stock under our at-the market equity offering program.
Our primary requirements for liquidity and capital are to finance working capital, inventory management, capital expenditures and general corporate purposes. We expect these needs to continue as we develop and grow our business.
As of March 31, 2025 we had an accumulated deficit of $935.1 million and cash, cash equivalents, restricted cash and short-term investments of $170.8 million. Management believes that our existing sources of liquidity will be sufficient to fund our operations for at least twelve months from the date of this Quarterly Report. However, we may need to raise additional capital in the future to support our operations.

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
ATM Agreement
On April 29, 2022, we entered into an open market sale agreement with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. (the “ATM Agreement”), pursuant to which we could offer and sell shares of our common stock with an aggregate offering price of up to $150.0 million under an “at-the-market” offering program.
We terminated the ATM Agreement in April 2025 in anticipation of the scheduled expiration of our registration statement on Form S-3 (File No. 333-264600). We filed a new registration statement on Form S-3 on May 2, 2025 (File No. 333-286936), which as of the date of this Quarterly Report has not been declared effective by the SEC. During the three months ended March 31, 2025, we did not make any sales under the ATM Agreement. During the three months ended March 31, 2024, we sold 343,571 shares, under the ATM Agreement, generating net proceeds of $2.3 million.
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the unaudited condensed consolidated balance sheet as of March 31, 2025, while others are considered future commitments. Our contractual obligations primarily consist of non-cancelable purchase commitments with various parties to purchase goods or services, primarily inventory, entered into in the normal course of business and operating leases. For information regarding our other contractual obligations, refer to Note 7. Commitments and Contingencies to our unaudited condensed consolidated financial statements included in this Quarterly Report as well as Note 8. Leases and Note. 9 Part II, Item 8 of our 2024 Annual Report.
Cash Flow Summary
The following table summarizes our cash flows from continuing operations for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(dollars in thousands)
Net cash (used in) provided by:
Operating activities	$(4,879)	$(5,722)
Investing activities	$12,590	$(469)
Financing activities	$660	$3,653
Operating Activities
During the three months ended March 31, 2025, operating activities used $4.9 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $22.0 million, offset by our non-cash charges of $11.2 million, primarily consisting of depreciation and amortization of $1.8 million, stock-based compensation of $8.5 million, amortization of right-of-use asset of $1.2 million offset by accretion or amortization on short-term investments of $0.8 million. The changes in our operating assets and liabilities of $5.9 million were primarily due to a decrease in accounts receivable of $4.1 million, decrease in inventory of $1.1 million, an increase in prepaid expenses and other assets of $3.9 million, an increase in accounts payable of $4.1 million, an increase in accrued and other liabilities of $8.7 million, a decrease in contract liabilities of $6.5 million and decrease in operating lease liability of $1.7 million.

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
Investing Activities
During the three months ended March 31, 2025, cash provided by investing activities was $12.6 million, consisting primarily of $27.0 million proceeds from short-term investments and purchases of short-term investments of $13.9 million.
During the three months ended March 31, 2024, cash used in investing activities was $0.5 million, which was related to purchases of property, plant and equipment, partially offset by sales of short-term investments.
Financing Activities
During the three months ended March 31, 2025, cash provided by financing activities was $0.7 million, primarily due to certain proceeds received to fund employees tax obligation for vested RSUs.
During the three months ended March 31, 2024, cash provided by financing activities was $3.7 million, consisting primarily of $3.6 million of proceeds from the issuance of common stock under the ATM Agreement
Critical Accounting Policies and Estimates
Our critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report. There have been no significant changes to our critical accounting policies and estimates since the filing of our 2024 Annual Report.
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
Interest Rate Risk
As of March 31, 2025, we had cash and cash equivalents, restricted cash and short-term investments of $170.8 million, of which $28.8 million consisted of institutional money market funds, $50.4 million commercial paper, and $63.8 million consisted of corporate debt and U.S. government agency securities, all of which carries a degree of interest rate risk. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes.

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
On August 12, 2024, we repaid in full, with cash on hand, all outstanding indebtedness and terminated all commitments and obligations under the UBS Agreement. As of March 31, 2025, we had no debt outstanding and therefore are not exposed to interest rate risk with respect to debt.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025 due to the material weaknesses in our internal control over financial reporting described below.
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
Our management previously determined that we did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training commensurate with our accounting and reporting requirements. This material weakness contributed to the following additional material weakness.

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
Remediation Measures Taken
As it relates to the foregoing material weaknesses, our management is committed and continues to make progress to improve our internal control over financial reporting. We continued implementation of a plan to remediate the control deficiencies that led to the above material weaknesses. These remediation measures are ongoing and include the following:
•Improving internal controls to ensure that segregation of duties (SOD) conflicts are timely identified, reviewed and mitigated by appropriately designed mitigating controls and procedures. This includes periodic monitoring of changes in roles and responsibilities that could impact SOD conflicts within the period-end financial reporting process.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, party to various claims and legal proceedings arising in the ordinary course of our business. See Note 7. Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for a discussion of material legal proceedings.
Item 1A. Risk Factors
Investing in our securities involves a high degree of risk. You should carefully consider the risks described under the heading “Risk Factors” in Part I, Item 1A. of our 2024 Annual Report, the other information in this Quarterly Report, including our unaudited condensed consolidated financial statements and the related notes, as well as our other public filings with the SEC, before deciding to invest in our securities. Other than the following, there have been no material changes to the Company’s risk factors previously disclosed in our 2024 Annual Report. The occurrence of any of the events described therein could harm our business, financial condition, results of operations, liquidity or prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment.
The Company’s business has been and can be impacted by political events, trade and other international disputes and geopolitical tensions and other business interruptions.
Political events, trade and other international disputes and geopolitical tensions can have a material adverse effect on the Company and its customers, suppliers and contract manufacturers. Restrictions on international trade, such as tariffs and other controls on imports or exports of goods, technology or data, can materially adversely affect the Company’s business and supply chain. The impact can be particularly significant if these restrictive measures apply to countries and regions where the Company derives a significant portion of its revenues and/or has significant supply chain operations. For example, a large majority of the Company’s manufacturing is performed in whole or in part by outsourcing partners located primarily in Thailand. We are currently considering ways to mitigate the impact of any tariffs on goods manufactured by Benchmark and Fabrinet in Thailand. Changing the Company’s business and supply chain in accordance with new or changed restrictions on international trade can be expensive, time-consuming and disruptive to the Company’s business and results of operations. Such new restrictions can be announced with little or no advance notice, which can create uncertainty, and the Company may not be able to effectively mitigate any or all adverse impacts from such measures. Beginning in the second quarter of 2025, new tariffs were announced on certain imports to the United States (the “U.S. Tariffs”), including additional tariffs on imports from Thailand, Canada, China, and Mexico, among others. In response, several countries have imposed, or threatened to impose, reciprocal tariffs on imports from the U.S. and other retaliatory measures. Various modifications and delays to the U.S. Tariffs have been announced and further actions are expected to be made in the future, which may include additional sector-based tariffs or other measures. The ultimate impact remains uncertain and will depend on several factors, including whether additional or incremental U.S. Tariffs or other measures are announced or imposed, to what extent other countries implement tariffs or other retaliatory measures in response, and the overall magnitude and duration of these measures. If disputes and conflicts further escalate, actions by governments in response could be significantly more severe and restrictive. Any of the foregoing could materially adversely affect the Company’s business, results of operations, financial condition and stock price.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
In January 2025, certain shareholders of a subsidiary of Velodyne (the "BlueCity Holders") exercised their right to exchange an aggregate of 2,003,827 shares in such subsidiary into 164,394 shares of our common stock, respectively. The BlueCity Holders acquired the shares in the Velodyne subsidiary as consideration for Velodyne’s acquisition of BlueCity Technology, Inc. in October 2022, and the shares were exchangeable into Velodyne shares generally on a one-for-one basis, which ratio was adjusted to reflect the exchange ratio from the Velodyne Merger and our reverse stock split. The shares of our common stock were issued without registration under the Securities Act in reliance on Section 4(a)(2) and/or Regulation S of the Securities Act and the rules and regulations promulgated thereunder.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider trading arrangements and policies.
During the three months ended March 31, 2025, no director or officer of the Company, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” intended to satisfy the affirmative defense of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference

		Form	File No.	Exhibit	Filing Date	Filed/ Furnished herewith
2.1†	Agreement and Plan of Merger, dated as of December 21, 2020, by and among the Company, Beam Merger Sub, Inc. and Ouster, Inc.	S-4/A	333-251611	2.1	2/10/2021
2.2†	Agreement and Plan of Merger, dated November 4, 2022, by and among Velodyne Lidar, Inc., Ouster, Inc., Oban Merger Sub, Inc. and Oban Merger Sub II LLC.	8-K	001-39463	2.1	11/7/2022
3.1	Certificate of Incorporation of Ouster, Inc.	S-4 POS	333-251611	3.1	3/10/2021
3.2	Certificate of Amendment to Certificate of Incorporation of Ouster, Inc.	8-K	001-39463	3.1	4/20/2023
3.3	Second Amended and Restated Bylaws of Ouster, Inc. (effective as of April 18, 2024)	8-K	001-39463	3.1	4/22/2024
4.1	Warrant Agreement, dated October 14, 2018, by and between Continental Stock Transfer & Trust Company and Velodyne Lidar, Inc.	8-K	001-38703	4.1	10/18/2018
4.2	Warrant to Purchase Common Stock of Velodyne Lidar, Inc., by and between Velodyne Lidar, Inc. and Amazon.com NV Investment Holdings LLC, dated as of February 4, 2022	8-K	001-38703	4.1	2/7/2022
10.1	Offer Letter between Kenneth P. Gianella and the Company, dated April 25, 2025	8-K	001-38703	10.1	4/29/2025
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
____________

†	The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ouster, Inc.
Date: May 9, 2025	By:	/s/ Chen Geng
	Name:	Chen Geng
	Title:	Interim Chief Financial Officer (principal financial officer and principal accounting officer)