Form 10-Q
period 2025-06-30
Ouster, Inc.
filed 2025-08-11
CIK 1816581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of August 8, 2025, the registrant had 57,819,244 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Ouster, Inc. (the “Company”, “Ouster,” or “we”) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report other than statements of historical fact, including, without limitation, statements regarding: expected contractual obligations and capital expenditures; the capabilities of and demand for Ouster’s products; Ouster’s anticipated new product launches and developments, including software-related solutions systems, and the timing for those launches and developments; Ouster’s ability to grow its sales and marketing organization; Ouster’s future results of operations, cash reserve and financial position; projected industry and business trends; the remediation of material weaknesses; potential risks of inventory obsolescence; Ouster’s future business strategy, plans, distribution partnerships, market growth and its objectives for future operations; anticipated impacts from recent tax legislation; Ouster’s competitive market position within its industry and the impact of market conditions and other macroeconomic factors on Ouster’s business, financial condition and results of operation, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” “aim,” “forecast,” “should,” “can have,” “likely,” and similar expressions are intended to identify forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and trends that it believes may affect its financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties, and assumptions that may cause actual results to differ materially from those that Ouster expected, including, but not limited to, Ouster’s limited operating history and history of losses; substantial research and development costs needed to develop and commercialize new products; Ouster’s ability to overcome its limited sales history and establish and maintain confidence in its long-term business prospects; fluctuations in its operating results; Ouster’s ability to maintain competitive average selling prices or high sales volumes or reduce product costs; conditions in its customers’ industries; the competitive environment in which Ouster operates; the negotiating power and product standards of its customers; the inclusion of its products in target markets; the creditworthiness of Ouster’s customers; the ability of its lidar technology roadmap and new software solutions to catalyze growth; the selection of Ouster’s products for inclusion in target markets; risks of product delivery problems or defects; costs associated with product warranties; Ouster’s future capital needs and ability to secure additional capital on favorable terms or at all; inaccurate forecasts of market growth; Ouster’s ability to manage growth; Ouster’s ability to grow its sales and marketing organization; risks related to international operations and compliance; cancellation or postponement of contracts or unsuccessful implementations; Ouster’s ability to maintain inventory and the risk of inventory write-downs; its ability to use tax attributes; Ouster’s dependence on key third-party suppliers, in particular Benchmark Electronics, Inc. (“Benchmark”) and Fabrinet; and its supply chain constraints and challenges; adverse conditions in the industries Ouster targets or the global economy more generally; Ouster’s ability to recruit and retain key personnel; risks related to acquisitions; Ouster’s ability to effectively respond to evolving regulations and standards; Ouster’s ability to adequately protect and enforce its intellectual property rights, including as it relates to Hesai; the impact of political events, trade and other international disputes and geopolitical tensions and other business interruptions on Ouster’s business; risks related to operating as a public company; and other important factors discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, that are further updated from time to time in the Company’s other filings with the Securities and Exchange Commission (the “SEC”), including this Quarterly Report, that may cause its actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OUSTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$76,120	$45,542
Restricted cash, current	732	722
Short-term investments	150,385	126,480
Accounts receivable, net	15,383	17,941
Inventory	13,903	16,417
Prepaid expenses and other current assets	16,666	12,750
Total current assets	273,189	219,852
Property and equipment, net	10,856	10,164
Operating lease right-of-use assets	12,541	14,308
Unbilled receivable, non-current portion	6,083	10,133
Intangible assets, net	15,583	17,830
Restricted cash, non-current	1,835	1,835
Other non-current assets	1,753	2,026
Total assets	$321,840	$276,148
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,840	$6,288
Accrued and other current liabilities	36,342	30,591
Contract liabilities, current	29,464	34,351
Operating lease liability, current portion	7,438	7,196
Total current liabilities	86,084	78,426
Operating lease liability, non-current portion	10,216	13,054
Contract liabilities, non-current portion	3,588	2,538
Other non-current liabilities	919	1,219
Total liabilities	100,807	95,237
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized at June 30, 2025 and December 31, 2024; 57,800,303 and 52,560,770 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	47	47
Additional paid-in capital	1,177,232	1,094,938
Accumulated deficit	(955,700)	(913,071)
Accumulated other comprehensive (loss) income	(546)	(1,003)
Total stockholders’ equity	221,033	180,911
Total liabilities and stockholders’ equity	$321,840	$276,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$35,049	$26,990	$67,681	$52,934
Cost of revenue	19,207	17,892	38,356	36,411
Gross profit	15,842	9,098	29,325	16,523
Operating expenses:
Research and development	17,147	14,432	32,132	28,238
Sales and marketing	6,978	6,750	13,401	13,610
General and administrative	18,539	13,166	34,444	25,746
Total operating expenses	42,664	34,348	79,977	67,594
Loss from operations	(26,822)	(25,250)	(50,652)	(51,071)
Other income (expense):
Interest income	2,620	2,251	4,325	4,902
Interest expense	—	(740)	—	(1,481)
Other (expense) income, net	(26)	(7)	277	186
Total other income, net	2,594	1,504	4,602	3,607
Loss before income taxes	(24,228)	(23,746)	(46,050)	(47,464)
Income tax (benefit) expense	(3,616)	123	(3,421)	254
Net loss	$(20,612)	$(23,869)	$(42,629)	$(47,718)
Other comprehensive income (loss)
Changes in unrealized gain (loss) on available-for-sale securities	(70)	(45)	(24)	(504)
Foreign currency translation adjustments	401	(293)	481	(465)
Total comprehensive loss	$(20,281)	$(24,207)	$(42,172)	$(48,687)
Net loss per common share, basic and diluted	$(0.38)	$(0.53)	$(0.80)	$(1.08)
Weighted-average shares used to compute basic and diluted net loss per share	54,466,143	44,737,769	53,482,635	44,077,383
The accompanying notes are an integral part of these condensed consolidated financial statements.

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2024	52,560,770	$47	$1,094,938	$(913,071)	$(1,003)	$180,911
Issuance of common stock upon exercise of stock options	13,558	—	28	—	—	28
Issuance of common stock in connection with Velodyne Merger	164,394	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	1,118,320	—	—	—	—	—
Forfeited restricted stock awards	(68,072)	—	—	—	—	—
Common stock warrants issuable to customer	—	—	397	—	—	397
Stock-based compensation expense	—	—	8,498	—	—	8,498
Net loss	—	—	—	(22,017)	—	(22,017)
Other comprehensive income	—	—	—	—	126	126
Balance — March 31, 2025	53,788,970	47	1,103,861	(935,088)	(877)	167,943
Issuance of common stock upon exercise of stock options	12,497	—	20	—	—	20
Proceeds from at-the-market offering, net of commissions and fees of $1,200 and issuance costs of $277	3,522,177	—	58,521	—	—	58,521
Issuance of common stock upon vesting of restricted stock units	275,125	—	—	—	—	—
Issuance of common stock to employees under employee stock purchase plan	201,534		980	—	—	980
Common stock warrants issuable to customer	—		624	—	—	624
Stock-based compensation expense	—	—	13,226	—	—	13,226
Net loss	—	—	—	(20,612)	—	(20,612)
Other comprehensive income	—	—	—	—	331	331
Balance — June 30, 2025	57,800,303	$47	$1,177,232	$(955,700)	$(546)	$221,033

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2023	43,257,863	$42	$995,464	$(816,026)	$192	179,672
Issuance of common stock upon exercise of stock options	54,374	—	108	—	—	108
Issuance of restricted stock awards	533,601	1	—	—	—	1
Proceeds from at-the-market offering, net of commissions and fees of $72	343,571	—	2,331	—	—	2,331
Issuance of common stock in connection with Velodyne Merger	29,376	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	759,919	1	—	—	—	1
Common stock warrants issuable to customer	—	—	195	—	—	195
Stock-based compensation expense	—	—	9,404	—	—	9,404
Net loss	—	—	—	(23,849)	—	(23,849)
Other comprehensive loss	—	—	—	—	(631)	(631)
Balance — March 31, 2024	44,978,704	44	1,007,502	(839,875)	(439)	167,232
Issuance of common stock upon exercise of stock options	22,486	—	42	—	—	42
Proceeds from at-the-market offering, net of commissions and fees of $492	1,489,300	—	15,774	—	—	15,774
Issuance of common stock in connection with Velodyne Merger	181,840	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock	310,896	—	—	—	—	—
Issuance of common stock to employees under employee stock purchase plan	184,079	—	781	—	—	781
Common stock warrants issuable to customer	—	—	293	—	—	293
Stock-based compensation expense	—	—	10,695	—	—	10,695
Net loss	—	—	—	(23,869)	—	(23,869)
Other comprehensive loss	—	—	—	—	(338)	(338)
Balance — June 30, 2024	47,167,305	$44	$1,035,087	$(863,744)	$(777)	$170,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(42,629)	$(47,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,654	5,397
Loss on write-off and disposal of property and equipment and right-of-use asset impairment	85	100
Gain on lease termination	(65)	—
Stock-based compensation	21,724	20,099
Reduction of revenue related to stock warrant issued to customer	1,021	488
Amortization of right-of-use asset	2,509	2,391
Accretion or amortization on short-term investments	(1,488)	(2,933)
Change in fair value of warrant liabilities	229	27
Inventory write down	465	742
Provision (recovery) of doubtful accounts	137	(241)
Realized gain on available for sale securities	(4)	(275)
Changes in operating assets and liabilities:
Accounts receivable	6,471	3,915
Inventory	2,049	3,037
Prepaid expenses and other assets	(3,640)	101
Accounts payable	6,425	958
Accrued and other liabilities	3,978	(9,830)
Contract liabilities	(3,836)	(553)
Operating lease liability	(3,273)	(3,071)
Net cash used in operating activities	(6,188)	(27,366)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	—	502
Purchases of property and equipment	(1,441)	(1,741)
Purchase of short-term investments	(79,686)	(49,720)
Proceeds from sales of short-term investments	57,250	60,028
Net cash (used in) provided by investing activities	(23,877)	9,069
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from ESPP purchase	980	781
Proceeds from exercise of stock options	48	151
Payments received (remitted) to fund employees tax obligation for vested RSUs	357	—
Proceeds from the issuance of common stock under at-the-market offering, net of commissions and fees	58,798	19,498
At-the-market offering costs for the issuance of common stock	(10)	(95)
Net cash provided by financing activities	60,173	20,335
Effect of exchange rates on cash and cash equivalents	480	(467)
Net increase in cash, cash equivalents and restricted cash	30,588	1,571
Cash, cash equivalents and restricted cash at beginning of period	48,099	52,634
Cash, cash equivalents and restricted cash at end of period	$78,687	$54,205

SUPPLEMENTAL DISCLOSURES OF OPERATING ACTIVITIES:
Cash paid for interest	$—	$1,487
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accrued liabilities	$743	$29
Right-of-use assets obtained in exchange for operating lease liability	$742	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

OUSTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 – Description of Business and Basis of Presentation
Description of Business
Ouster, Inc. (the “Company”) was incorporated in the Cayman Islands on June 4, 2020 as “Colonnade Acquisition Corp.”. Following the closing of a business combination between the Company and Ouster Technologies, Inc. (formerly, Ouster, Inc.) in March 2021, the Company domesticated as a Delaware corporation and changed its name to “Ouster, Inc.” Ouster Technologies, Inc., the Company’s predecessor was founded on June 30, 2015. The Company is a leading provider of high-resolution digital lidar sensors that offer advanced 3D vision to machinery, vehicles, robots, and fixed infrastructure assets, allowing each to understand and visualize the surrounding world and ultimately enabling safe operation and ubiquitous autonomy.
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
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. The Company has experienced recurring losses from operations, and negative cash flows from operations. As of June 30, 2025, the Company’s existing sources of liquidity included cash, cash equivalents, restricted cash and short-term investments of $229.1 million. The Company has incurred losses and negative cash flows from operations for several years. If the Company continues to incur losses in the future, it may need to improve liquidity and raise additional capital through the issuance of equity and/or debt. There can be no assurance that the Company would be able to raise such capital. However, management believes that the Company’s existing sources of liquidity are adequate to fund its operations for at least twelve months from the date the unaudited condensed consolidated financial statements were available for issuance.
Note 2 – Summary of Significant Accounting Policies
Except as follows, during the six months ended June 30, 2025, there were no significant changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2025. The Company has consistently applied the accounting policies to all periods presented in these unaudited condensed consolidated financial statements.

Government credits
The employee retention credit (“ERC”), as originally enacted through the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) on March 27, 2020, is a refundable credit against certain employment taxes equal to 50% of the qualified wages an eligible employer paid to employees from March 17, 2020 to December 31, 2020. The Disaster Tax Relief Act, enacted on December 27, 2020, extended the ERC for qualified wages paid from January 1, 2021 to June 30, 2021 and the credit was increased to 70% of qualified wages an eligible employer pays to employees during the extended period. The American Rescue Plan Act of 2021, enacted on March 11, 2021, further extended the employee retention credit through December 31, 2021. The Company qualified for the ERC for the period between March 17, 2020 and September 30, 2021. The Company recognizes government credits for which there is a reasonable assurance of compliance with credit conditions and receipt of credits. As of June 30, 2025, the Company received a credit in the amount of $5.4 million, which was recorded as follows: $1.7 million as a reduction in cost of revenue, $2.2 million as a reduction in research and development expense, $0.7 million as a reduction in sales and marketing expense and $0.8 million as a reduction to general and administrative expense in the condensed consolidated statement of operations for the three and six months ended June 30, 2025. The qualified wages and health insurance benefits paid by the Company were related to the first and second quarters of 2021.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist primarily of cash, cash equivalents, restricted cash, short-term investments and accounts receivable. Although the Company deposits its cash, cash equivalents, restricted cash and short-term investments with financial institutions that the Company believes are of high credit quality, its deposits, at times, may exceed federally insured limits. As of June 30, 2025 and December 31, 2024, the Company had cash, cash equivalents, short-term investments and restricted cash with financial institutions in the U.S. of $213.0 million and $161.8 million, respectively. As of June 30, 2025 and December 31, 2024, the Company also had cash with financial institutions in countries other than the U.S. of approximately $16.7 million and $12.8 million, respectively, that was not federally insured.
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

Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable and unbilled receivable was as follows:

	June 30, 2025	December 31, 2024
Customer A	35%	39%
Customer E	14%	*
*Customer accounted for less than 10% of total accounts receivable in the period.
Revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer D	11%	*	*	*
Customer E	23%	17%	19%	14%
Customer F	*	*	11%	*
Customer G	14%	*	*	*
*Customer accounted for less than 10% of total revenue in the period.
Concentrations of Supplier Risk
Purchases from the Company’s suppliers and vendors representing 10% or more of total purchases were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Supplier A	10%	17%	11%	17%
Supplier B	22%	20%	24%	22%
Accounts payable to the Company’s major suppliers and professional services vendors representing 10% or more of total accounts payable were as follows:

	June 30, 2025	December 31, 2024
Supplier A	18%	18%
Supplier B	52%	55%
Note 3. Fair Value of Financial Instruments
The following tables provides information by level for the Company’s assets that were measured at fair value on a recurring basis (in thousands):

	June 30, 2025
	Level 1	Level 2	Total
Assets
Cash and cash equivalents:
Money market funds	$37,219	$—	$37,219
Commercial paper	—	5,990	5,990
Short-term investments:
Commercial paper	—	62,757	62,757
Corporate notes/bonds	—	87,628	87,628
Total short-term investments	—	150,385	150,385
Total financial assets	$37,219	$156,375	$193,594

	December 31, 2024
	Level 1	Level 2	Total
Assets
Cash and cash equivalents:
Money market funds	$24,740	$—	$24,740
Short-term investments:
Commercial paper	—	56,886	56,886
Corporate notes/bonds	—	69,594	69,594
Total short-term investments	$—	$126,480	$126,480
Total financial assets	$24,740	$126,480	$151,220
Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
The value of securities included in Level 2 are based on other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
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
Disclosure of Fair Values
The Company’s financial instruments that are not re-measured at fair value include accounts receivable, accounts payable, accrued and other current liabilities. The carrying values of these financial instruments approximate their fair values. The Company acquired short-term investments consisting of commercial paper, corporate debt and U.S. government agency securities as a result of the merger with Velodyne Lidar, Inc. (“Velodyne”) that closed on February 10, 2023. Unrealized gains and losses on the Company’s short-term investments were not significant as of June 30, 2025 and December 31, 2024, and therefore, the amortized cost of the Company’s short-term investments approximated its fair value.
Note 4. Balance Sheet Components
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Cash	$32,911	$20,802
Cash equivalents:
Money market funds(1)	37,219	24,740
Commercial paper	5,990	—
Total cash and cash equivalents	$76,120	$45,542
(1) The Company maintains a cash sweep account, which is included in money market funds as of June 30, 2025 and December 31, 2024. Cash equivalents are invested in short-term money market funds that earn interest and commercial paper.

Restricted Cash
Restricted cash consists of collateral to merchant credit card, deposit account to secure foreign entity closure costs, issuances of deposit performance guarantee issued in favor of a customer, and certificates of deposit held by a bank as security for outstanding letters of credit. The Company had a restricted cash balance of $2.6 million as of June 30, 2025 and December 31, 2024, which has been excluded from the Company’s cash and cash equivalents balances. The Company presented $0.7 million of the total amount of restricted cash within current assets on the unaudited condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. The remaining restricted cash balance of $1.8 million is included in non-current assets on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the unaudited condensed consolidated balance sheets to the total of the amounts reported in the unaudited condensed consolidated statements of cash flows (in thousands):

	June 30, 2025	June 30, 2024
Cash and cash equivalents	$76,120	$52,687
Restricted cash, current	732	426
Restricted cash, non-current	1,835	1,092
Total cash, cash equivalents and restricted cash	$78,687	$54,205
Inventory
Inventory, consisting of material, direct and indirect labor, and manufacturing overhead, consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$3,067	$3,610
Work in process	97	307
Finished goods	10,739	12,500
Total inventory	$13,903	$16,417
Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid expenses	$6,201	$5,703
Prepaid insurance	1,660	893
Receivable from contract manufacturer	3,123	2,882
Insurance receivable	—	2,000
Other current assets	5,682	1,272
Total prepaid expenses and other current assets	$16,666	$12,750

Property and Equipment, net
Property and equipment consists of the following (in thousands):

	Estimated Useful Life (in years)	June 30, 2025	December 31, 2024
Machinery and equipment	3	$13,297	$12,146
Computer equipment	3	931	689
Automotive and vehicle hardware	5	93	93
Software	3	648	601
Furniture and fixtures	7	869	845
Construction in progress		6,725	6,349
Leasehold improvements	Shorter of useful life or lease term	9,731	9,459
		32,294	30,182
Less: Accumulated depreciation		(21,438)	(20,018)
Property and equipment, net		$10,856	$10,164
Depreciation expense associated with property and equipment was $1.4 million and $1.9 million during the six months ended June 30, 2025 and 2024, respectively.
Intangible Assets, Net
The following tables present acquired intangible assets, net as of June 30, 2025 and December 31, 2024 (in thousands):

		June 30, 2025
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	3-8	$23,500	$(11,707)	$11,793
Vendor relationship	3	6,600	(6,600)	—
Customer relationships	3 - 8	6,300	(2,510)	3,790
Intangible assets, net		$36,400	$(20,817)	$15,583

		December 31, 2024
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	3-8	$23,500	$(9,795)	$13,705
Vendor relationship	3	6,600	(6,600)	—
Customer relationships	3-8	6,300	(2,175)	4,125
Intangible assets, net		$36,400	$(18,570)	$17,830
Amortization expense was $2.2 million and $3.4 million during the six months ended June 30, 2025 and 2024, respectively.
The following table summarizes estimated future amortization expense of finite-lived intangible assets-net (in thousands):

Years:	Amount
2025	$2,267
2026	3,775
2027	3,682
2028	2,779
2029	2,331
Thereafter	749
Total	$15,583

Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued legal fees and contingencies	$11,739	$8,493
Uninvoiced receipts	7,107	4,368
Accrued compensation	5,866	6,115
Sales and use tax	1,831	2,215
Other	9,799	9,400
Total accrued and other current liabilities	$36,342	$30,591
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
Note 6. Amazon Warrant
On February 10, 2023, as part of the merger of equals with Velodyne Lidar, Inc., a Delaware corporation (the “Velodyne Merger”), the Company assumed a warrant agreement and a transaction agreement, pursuant to which Velodyne agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon.com Inc. (“Amazon”), a warrant to acquire, following customary antidilution adjustments, up to an aggregate of 3,263,898 shares of the Company’s common stock at an exercise price of $50.71 per share (the “Amazon Warrant”). The exercise price and the warrant shares issuable upon exercise of the Amazon Warrant are subject to further antidilution adjustments, including in the event the Company makes certain sales of common stock (or securities exercisable or convertible into or exchangeable for shares of the Company’s common stock) at a price less than the exercise price of the Amazon Warrant. As a result of the issuance and sale by the Company of an additional 3,522,177 shares of common stock in the three months ended June 30, 2025 pursuant to the At-Market-Issuance Sales Agreement at prices below the exercise price of the Amazon Warrant, an antidilution adjustment to the terms of the Amazon Warrant occurred (see Note 8), resulting in the increase in the number of shares issuable under the Amazon Warrant by 3,097 shares of common stock and a reduction to the original strike price of the Amazon Warrant to $50.59 per share. As of June 30, 2025, there were 3,270,987 shares of common stock issuable under the Amazon Warrant.
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
The right to exercise the Amazon Warrant and receive the underlying shares that have vested expires February 4, 2030.
In the three months ended June 30, 2025, 142,000 Amazon Warrant shares vested. As of June 30, 2025, there were 2,330,704 Amazon Warrant shares vested.

Note 7. Commitments and Contingencies
Letters of Credit
In connection with certain office leasehold interests in real property located in San Francisco (350 Treat Ave and 2741 16th Street) and in Paris, France, the Company obtained letters of credit from certain banks as required by the lease agreements. If the Company defaults under the terms of the applicable lease, the lessor will be entitled to draw upon the letters of credit in the amount necessary to cure the default. The amounts covered by the letters of credit are collateralized by certificates of deposit, which are included in restricted cash on the unaudited condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. The outstanding amount of letters of credit was $1.4 million as of June 30, 2025 and December 31, 2024.
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
Velodyne Legacy Litigation
On March 3, 2021, a purported shareholder of Velodyne filed a complaint for a putative class action against Velodyne, Anand Gopalan and Andrew Hamer in the United States District Court, Northern District of California, entitled Moradpour v. Velodyne Lidar, Inc., et al., No. 3:21-cv01486-SI. The complaint alleged purported violations of the federal securities laws and that, among other things, the defendants made materially false and/or misleading statements and failed to disclose material facts about Velodyne’s business, operations and prospects, including with respect to David Hall’s role with Velodyne and removal as Chairman of Velodyne’s Board of Directors. The complaint alleged that purported class members have suffered losses and sought, among other things, an award of compensatory damages on behalf of a putative class of persons who purchased or otherwise acquired Velodyne’s securities between November 9, 2020 and February 19, 2021. On March 12, 2021, a putative class action entitled Reese v. Velodyne Lidar, Inc., et al., No. 3:21-cv-01736-VC, was filed against Velodyne, Mr. Gopalan and Mr. Hamer in the United States District Court for the Northern District of California, based on allegations similar to those in the earlier class action and seeking recovery on behalf of the same putative class. On March 19, 2021, another putative class action entitled Nick v. Velodyne Lidar, Inc., et al., No. 4:21-cv-01950-JST, was filed in the United States District Court for the Northern District of California, against Velodyne, Mr. Gopalan, Mr. Hamer, two current or former directors, and three other entities. The complaint was based on allegations similar to those in the earlier class actions and sought, among other things, an award of compensatory damages on behalf of a putative class of persons who purchased or otherwise acquired Velodyne’s securities between July 2, 2020 and March 17, 2021. The class actions were consolidated. On March 13, 2024, the parties to the consolidated securities class action lawsuit filed a stipulation of settlement to settle this lawsuit, without any admission or concession of wrongdoing or liability by Velodyne or the individual defendants. On April 19, 2024, the court preliminarily approved the settlement that provides for a payment of $27.5 million of which $23.4 million was funded by insurance proceeds. The Company had accrued for and recorded the entire amount of this $27.5 million settlement liability and had recorded the expense within general and administrative expenses in 2023 after concluding that such settlement amount is probable and reasonably estimable. As of December 31, 2023, the Company recorded an insurance receivable of $23.4 million in prepaid expenses and other current assets to be funded by insurance proceeds based on the terms of the settlement. The $23.4 million insurance receivable allows the Company to recover the majority of the settlement expense, resulting in a net charge of $4.1 million in its consolidated statement of operations. The settlement charge of $4.1 million was paid in June 2024. As a result of the court approving the settlement, issuing final judgment, and dismissing the lawsuit on August 19, 2024, the Company unrecognized the related liability and receivable in the amount of $23.4 million.

On January 18, 2022, David and Marta Hall filed a lawsuit in the Superior Court of California, County of Alameda, against current and former officers and directors of Velodyne, as well as Jeff Vetter, Velodyne’s outside counsel. The Halls sought to recover damages for financial and other injuries they allegedly sustained as a result of the merger between Graf and Velodyne. On May 3, 2022, certain defendants filed motions to compel arbitration and other defendants filed motions to quash service of process for lack of personal jurisdiction. The court conducted a hearing on the motions on July 20, 2022. On August 30, 2022, the court granted the motion to quash service with respect to the out of state defendants. On October 3, 2022, the court granted the motion to compel Mr. Hall to arbitrate his claims, and stayed proceedings on Ms. Hall’s claims pending arbitration of Mr. Hall’s claims. On October 20, 2022, Mr. and Ms. Hall voluntarily dismissed the action without prejudice. On January 3, 2023, Mr. and Ms. Hall filed an arbitration demand with substantially the same allegations as the prior lawsuit. On or about August 22, 2023, Ms. Hall filed an application in Texas District Court, Dallas County to compel arbitration of two of the individuals who had been dismissed from the prior court action for lack of personal jurisdiction; these two individuals agreed to participate in the arbitration and thus the Texas action has been stayed. On January 17, 2025, three of the individual respondents were dismissed with prejudice, and Mr. and Ms. Hall dismissed certain claims against the three remaining respondents Messrs. Gopalan, Graf and Dee. The arbitration hearing previously set for February 3, 2025 was vacated. The parties agreed to a confidential settlement, without any admission or concession of wrongdoing or liability by Velodyne or the individual respondents, and executed the definitive agreement on April 16, 2025. As of December 31, 2024, the Company accrued the settlement expenses associated with this action. An insurance receivable allows the Company to recover the majority of the settlement expenses, resulting in a net charge that is immaterial to its consolidated statement of operations. The Halls filed notices of dismissal with prejudice of the arbitration on June 4, 2025, and of the Texas action on June 10, 2025.
On August 10, 2023, Plaintiffs David and Marta Hall filed a complaint against Velodyne in the Superior Court of California, County of San Francisco asserting claims for breach of contract and failure to reimburse expenses in violation of California Labor Code Section 2802 (the “2023 Hall Matter”). The 2023 Hall Matter seeks indemnification for legal fees incurred on the Halls’ behalf in connection with a prior derivative action against certain Velodyne officers and directors, and naming Velodyne as a nominal defendant, captioned In Re Velodyne Lidar, Inc. Derivative Action, Case No. 1:21-cv-00369-TMH (D. Del.) (dismissed on November 7, 2023). On November 21, 2023, Velodyne denied all allegations. While the Company does not believe the claims are meritorious, the definitive settlement agreement was fully executed by the parties on April 16, 2025, without any admission or concession of wrongdoing or liability by Velodyne. This lawsuit was dismissed with prejudice subject to the terms of the definitive settlement agreement on or around April 18, 2025.
On August 25, 2023, a putative shareholder class action suit was filed in the Delaware Court of Chancery against six former officers and directors of Graf Acquisition LLC, the predecessor entity of Velodyne, as well as two other entities (one of which has since been dismissed without prejudice), entitled Berger v. Graf Acquisition, LLC, et al., No. C.A. 2023 0873 LWW. The Company, Graf Acquisition LLC and Velodyne are not named as defendants. The plaintiff, who was allegedly a GIC shareholder, asserts claims for breach of fiduciary duty and unjust enrichment in connection with the merger of GIC and Velodyne on September 29, 2020, and seeks damages, disgorgement and other recovery on behalf of the putative class of GIC shareholders in an unspecified amount. The Company is obligated to indemnify such former officers and directors under certain circumstances. While the Company does not believe the claims are meritorious, the parties agreed to a settlement in principle without any admission or concession of wrongdoing or liability by any of the defendants, subject to final documentation and approval by the court. As of June 30, 2025, the Company accrued the expected settlement expenses associated with this action. An insurance receivable allows the Company to recover the majority of the expected settlement expenses, resulting in a net charge that is immaterial to its consolidated statement of operations. The hearing regarding the stipulated settlement is scheduled for October 7, 2025.
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

On May 17, 2023, Hesai Photonics Technology Co. Ltd. and Hesai Group (collectively “Hesai Photonics”) filed a request for arbitration with JAMS against the Company, Velodyne Lidar, Inc., Velodyne, LLC, and Oban Merger Sub II LLC. Hesai Photonics alleges that the Company is bound by the terms and conditions, including an obligation to arbitrate disputes, of a long-term global cross-licensing in a Settlement Agreement signed in 2020 between Hesai Photonics and Velodyne Lidar, Inc. (“Velodyne-Hesai Settlement Agreement”) as a result of the Company’s 2023 merger with Velodyne Lidar, Inc. On June 13, 2023, the Company responded to the arbitration demand. The Company denied all allegations. On March 28, 2025, the tribunal issued a confidential interim decision, finding that the Company was subject to the Velodyne-Hesai Photonics Settlement Agreement. On July 1, 2025, the tribunal issued another confidential interim decision but the parties are still awaiting final decision.
On September 14, September 25, and September 26, 2023, Hesai filed Petitions for Inter Partes Review with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of the Company’s patents asserted in the ITC and Delaware patent actions. The Company provided preliminary responses to those petitions in late December 2023 and early January 2024. On March 19, 2024, March 28, 2024, and April 1, 2024, the PTAB issued decisions to institute inter partes review for four patents: IPR2023-01421 (Patent No. 11,175,405), hearing date of December 17, 2024; IPR2023-01422 (Patent No. 11,287,515), hearing date of December 17, 2024; IPR2023-01456 (Patent No. 11,178,381), hearing date of January 13, 2025; and IPR2023-01457 (Patent No. 11,190,750), hearing date of January 13, 2025. On March 13, 2025, the PTAB issued final written decisions upholding the patentability of all challenged claims in IPR2023-01422, and finding unpatentable all challenged claims in IPR2023-01421 and IPR2023-01457. On March 17, 2025, the PTAB issued a final written decision finding unpatentable all challenged claims of IPR2023-01456. On June 2 and 3, 2025, the Company filed notices of appeal for IPR2023-01421, IPR 2023-01426, and IPR 2023-01457. Regarding the fifth patent (Patent No. 11,422,236), the PTAB declined to institute on March 28, 2024, (see IPR2023-01458). Hesai requested review to the Director of the United States Patent and Trademark Office (“Director Review”), who remanded to the PTAB for further review of its decision not to institute. On January 21, 2025, the PTAB again denied institution, to which Hesai again requested Director Review, and the Company objected. On March 20, 2025, the Director again denied review.
The Company accrued $11.7 million in connection with the Velodyne Legacy and Ouster legal proceedings as of June 30, 2025.
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
On April 29, 2022, the Company entered into an At-Market-Issuance Sales Agreement (the “Former ATM Agreement”), pursuant to which the Company could, subject to the terms and conditions set forth in the agreement offer and sell, from time to time, through or to the agents, acting as agent or principal, shares of the Company’s common stock having an aggregate offering price of up to $150.0 million.
The Company terminated the Former ATM Agreement in April 2025 in anticipation of the scheduled expiration of its registration statement on Form S-3.

From the date of the Former ATM Agreement to its termination, the Company sold 9,707,674 shares at a weighted-average sales price of $9.14 per share, resulting in cumulative gross proceeds to the Company totaling approximately $91.4 million before deducting offering costs, sales commissions and fees. Cumulative net proceeds to the Company totaled approximately $88.7 million after deducting offering costs, sales commissions and fees.
On May 12, 2025, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Oppenheimer & Co. Inc., pursuant to which the Company may offer and sell, from time to time, through or to the agent, acting as agent or principal, shares of the Company’s common stock, having an aggregate offering price of up to $100.0 million.
During the three months ended June 30, 2025, the Company sold 3,522,177 shares at a weighted-average sales price of $16.69 per share under the ATM Agreement, resulting in cumulative gross proceeds to the Company totaling approximately $60.0 million before deducting offering costs, sales commissions and fees. Cumulative net proceeds to the Company totaled approximately $58.5 million after deducting offering costs, sales commissions and fees. The Company plans to use the net proceeds from this offering for working capital and general corporate purposes.
The remaining availability under the ATM Agreement as of June 30, 2025 is approximately $40.0 million.
Note 9. Stock-based Compensation
As of June 30, 2025, the Company maintains five equity incentive plans: its Amended and Restated 2015 Stock Plan (the “2015 Plan”), the Sense Photonics, Inc. 2017 Equity Incentive Plan (the “Sense Plan”), the Velodyne Lidar, Inc. 2020 Equity Incentive Plan (the “Velodyne Plan”), its 2021 Incentive Award Plan (the “2021 Plan”) and its Amended and Restated 2022 Employee Stock Purchase Plan (the “2022 ESPP” and, collectively with the 2015 Plan, the Sense Plan, the Velodyne Plan and the 2021 Plan, the “Plans”).
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
During the three and six months ended June 30, 2025, there were 201,534 shares of common stock issued under the 2022 ESPP.
The stock-based compensation expense for the 2022 ESPP is based on the estimated grant date fair value utilizing the Black-Scholes option valuation model of the 2022 ESPP shares and the number of shares that can be purchased as of the grant date, which is recognized as expense on a straight line expense attribution method over the length of an offering period.

Stock option activity for the six months ended June 30, 2025 is as follows:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding—December 31, 2024	1,755,024	$7.55	5.72	$10,076
Options exercised	(26,055)	1.96
Options cancelled	(498)	1.95
Outstanding—June 30, 2025	1,728,471	$7.63	5.22	$28,981
Vested and expected to vest—June 30, 2025	1,728,471	$7.63	5.22	$28,981
Exercisable—June 30, 2025	1,728,471	$7.63	5.22	$28,981
The following table summarizes information about stock options outstanding and exercisable at June 30, 2025.

	Options Outstanding		Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$1.85	180,711	5.04	180,711
2.13	786,143	5.25	786,143
14.22	752,408	5.25	752,408
52.40	9,209	4.25	9,209
	1,728,471		1,728,471
Restricted Stock Units
A summary of RSU activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Unvested—December 31, 2024	3,464,764	$10.68
Granted	3,827,210	10.62
Canceled	(290,103)	9.72
Vested	(1,393,445)	11.99
Unvested—June 30, 2025	5,608,426	$10.36
Stock-based compensation expense is recognized on a straight-line basis over the vesting period of each award of RSUs. As of June 30, 2025, total compensation expense related to unvested RSUs granted to employees, but not yet recognized, was $47.1 million, with a weighted-average remaining vesting period of 1.7 years. RSUs settle into shares of common stock upon vesting.

Restricted Stock Awards
A summary of RSA activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Unvested—December 31, 2024	456,698	$11.28
Canceled	(68,072)	8.79
Unvested—June 30, 2025	388,626	$11.72
Stock-based compensation expense is recognized on a straight-line basis over the vesting period of each award of RSAs. As of June 30, 2025, total compensation expense related to unvested RSAs granted to employees, but not yet recognized, was $0.8 million, with a weighted-average remaining vesting period of 0.2 years. The common stock comprising RSAs is issued at grant but, generally, is subject to a risk of forfeiture if the holder terminates service with the Company and its subsidiaries prior to vesting.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense for all share-based awards in the unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$1,799	$1,210	$2,935	$2,123
Research and development	6,303	4,650	10,608	8,838
Sales and marketing	1,733	1,492	2,839	2,892
General and administrative	3,391	3,343	5,342	6,246
Total stock-based compensation	$13,226	$10,695	$21,724	$20,099
The following table summarizes stock-based compensation expense by award type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
RSUs	$11,971	$7,495	$19,304	$14,304
Stock Options	—	1,512	—	3,042
Employee stock purchase plan	291	514	631	1,019
RSAs	964	1,174	1,789	1,734
Total stock-based compensation	$13,226	$10,695	$21,724	$20,099
Note 10. Net Loss Per Common Share
The following table sets forth the computation of basic and diluted net loss per common share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(20,612)	$(23,869)	$(42,629)	$(47,718)
Denominator:
Weighted average shares used to compute basic and diluted net loss per share	54,466,143	44,737,769	53,482,635	44,077,383
Net loss per common share—basic and diluted	$(0.38)	$(0.53)	$(0.80)	$(1.08)
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

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	June 30,
	2025	2024
Options to purchase common stock	1,728,471	1,788,084
Public and private common stock warrants	5,238,506	5,233,635
Restricted Stock Units	5,608,426	4,210,545
Unvested early exercised common stock options	—	2,003
ESPP shares pending issuance	341,692	711,423
Restricted Stock Awards	388,626	726,374
Total	13,305,721	12,672,064
Note 11. Income Taxes
The Company recorded income tax benefits of $3.6 million and $3.4 million for the three and six months ended June 30, 2025, respectively, and income tax provisions of $0.1 million and $0.3 million for the three and six months ended June 30, 2024, respectively. The Company’s effective tax rate was 14.9% and 7.4% for the three and six months ended June 30, 2025, respectively, and (0.5)% for both the three and six months ended June 30, 2024.
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
The income tax benefits recorded for the three and six months ended June 30, 2025 primarily related to the resolution of an IRS examination of the Company’s 2017 and 2018 tax years offset by income taxes for its foreign operations. Due to tax losses and the offsetting valuation allowance, the income tax provision for the three and six months June 30, 2024 was immaterial to the Company’s unaudited condensed consolidated financial statements.
On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act, was enacted in the U.S., which includes a broad range of tax reform provisions, including extending and modifying certain key provisions (both domestic and international) in the Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. While we are evaluating the full effects of the legislation, we expect that the legislation will not have a material impact on our financial statements. As the legislation was signed into law after June 30, 2025, it had no impact on our operating results for the three months and six months ended June 30, 2025.

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
The following table presents total revenues by geographic area based on the location products were shipped to and services provided (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Americas	$24,548	$13,570	$40,076	$24,194
Asia and Pacific(1)	6,096	4,566	18,560	10,715
Europe, Middle East and Africa	4,405	8,854	9,045	18,025
Total	$35,049	$26,990	$67,681	$52,934
(1) In the six months ended June 30, 2025, the Company recognized $1.5 million of patent royalty revenue from a long-term IP license agreement. Patent royalty revenue recognized in the three months ended June 30, 2025 was not material.
Countries that accounted for more than 10% of total revenue was as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
United States	69%	47%	58%	42%
Sweden	*	12%	*	12%
Thailand	*	*	11%	*
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
Unbilled receivables
A receivable for multi-year licensing services is generally recorded upon invoicing. A receivable for multi-year license agreements is recorded upon delivery, whether or not invoiced, to the extent the Company has an unconditional right to receive payment in the future related to those licenses. As of June 30, 2025, the current portion of these unbilled receivables in the amount of $2.9 million, primarily consisting of unbilled receivables from multi-year license contracts, is included in “Accounts receivable, net” on the unaudited condensed consolidated balance sheet.
Contract Assets
Contract assets primarily relate to the Company’s rights to consideration under license arrangements when the licenses have been transferred to the customers, but payment is contingent upon a future event, other than the passage of time (i.e., type of unbilled receivable) and for which the Company does not have an unconditional right at the reporting date.
Contract assets also arise when the timing of billing differs from the timing of revenue recognized, such as when revenue is recognized on guaranteed minimum payments at the inception of the contract when there is not yet a right to invoice in accordance with contract terms and payment is contingent upon future event.
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
Contract assets and liabilities are presented net at the individual contract level in the unaudited condensed consolidated balance sheet and are classified as current or non-current based on the nature of the underlying contractual rights and obligations. The following table presents our contract liabilities (in thousands):

	June 30, 2025	December 31, 2024

Contract liabilities, current
Deferred revenues from multi-year licensing agreements	$9,614	$10,922
Other contract liabilities	19,850	23,429

Contract liabilities, non-current portion
Deferred revenues from multi-year licensing agreements	$497	$627
Other contract liabilities	3,091	1,911
Total contract liabilities	$33,052	$36,889
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
Other contract liabilities primarily relate to a multi-year contract entered in 2023 with a customer to sell the Company’s products. During the three and six months ended June 30, 2025, the Company partially satisfied the related performance obligation and recognized $1.5 million and $7.6 million of revenue, respectively, that was previously included in the contract liabilities balance. As of June 30, 2025, $13.5 million remained deferred until a future product delivery date.
The following table provides information about contract liabilities (remaining performance obligations) and the significant changes in the balances (in thousands):

	Six Months Ended June 30,
	2025	2024
Beginning balance	$36,889	$17,852
Net revenue deferred in the period	5,377	1,085
Revenue recognized that was included in the contract liability balance at the beginning of the period	(9,214)	(1,638)
Ending balance	$33,052	$17,299

Note 13. Segment
The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The Chief Executive Officer reviews financial information including revenue, expenses and net loss presented on a consolidated basis, accompanied by certain supplemental information about significant expense categories for purposes of allocating resources and evaluating the Company’s financial performance. The Company operates as one reportable and operating segment, which relates to the sale and production of lidar sensor kits and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. The CODM assesses financial performance of the reportable segment and decides how to allocate resources based on net loss that also is reported as net loss attributable to the Company on the consolidated statements of income. Net loss is also used by our CODM to monitor actual results versus budget and prior periods amounts of our reportable segment and decide how to expand business or to return value to stockholders. The measure of the segment assets is reported on the unaudited condensed consolidated balance sheet as total assets.
The following table reflects the significant expenses of our reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenue	$35,049	$26,990	$67,681	$52,934
Less(1):
Product manufacturing costs	14,836	14,053	30,567	28,841
Stock based compensation and amortization expense	2,260	1,581	3,853	2,958
Other costs(2)	2,111	2,258	3,936	4,612
Research and development	17,147	14,432	32,132	28,238
Sales and marketing	6,978	6,750	13,401	13,610
General and administrative	18,539	13,166	34,444	25,746
Total other income, net	(2,594)	(1,504)	(4,602)	(3,607)
Provision for (benefit from) income taxes	(3,616)	123	(3,421)	254
Net loss	$(20,612)	$(23,869)	$(42,629)	$(47,718)
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2) Other costs primarily includes inventory excess and obsolescence, scrap, warranty, freight and other cost of revenue items.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our results of operations and financial condition of Ouster, Inc. (“we,” “us,” “our,” the “Company,” “Ouster”) should be read together with the information set forth in our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report, as well as our audited consolidated financial statements and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Ouster’s Annual Report on Form 10-K (the “2024 Annual Report”), filed with the SEC on March 21, 2025. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties, including with respect to the potential future impact of tariffs and other trade measures on the Company’s business and results of operations. Ouster’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in Ouster’s 2024 Annual Report as updated in Part II, Item 1A, “Risk Factors” herein and as may be further updated from time to time in the Company’s other filings with the SEC. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Overview
Ouster was founded in 2015 with the invention of our high-performance digital lidar. We are a global leader in high-performance lidar sensors and intelligent software solutions that bring Physical AI to life across the automotive, industrial, robotics, and smart infrastructure sectors. Physical AI transforms physical objects into intelligent systems that can see, think and act directly with their environment. Ouster’s technology delivers performance, reliability, and affordability to accelerate the adoption of autonomous systems at scale and drive meaningful improvements in safety, efficiency and sustainability. We are headquartered in San Francisco, California.
We design and manufacture high-resolution digital lidar sensors that offer advanced 3D vision to machinery, vehicles, robots, and fixed infrastructure assets, which allows each to understand and visualize the surrounding world and enable safe operation and autonomy. We believe our sensors are one of the highest-performing, lowest-cost lidar solutions available today. Our digital lidar sensors leverage a simplified architecture based on two semiconductor chips and are backed by a suite of patent-protected technology.
Our hardware product offering currently includes four models of sensors in our OS product line: the hemispheric field of view OSDome, the ultra-wide field of view OS0, the mid-range OS1, and the long-range OS2. Within our OS sensor models, we offer numerous customization options, all enabled by embedded software. For each of our models in the OS product line, we offer resolution options of 128 lines vertically (“channels”), 64 channels, or 32 channels, as well as many beam spacing options. In 2022, we launched our REV7 OS series scanning sensors, powered by the L3 chip. REV7 features the all-new OSDome sensor, as well as upgraded OS0, OS1, and OS2 sensors that deliver double the range, enhanced object detection, increased precision and accuracy, and greater reliability compared to our prior generation sensors. We are currently developing our solid-state digital flash (“DF”) sensors, which is a suite of short, mid, and long-range solid-state digital lidar sensors that provide uniform precision imaging without motion blur across an entire field of view.
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
We believe the simplicity of our digital lidar design gives us a meaningful advantage in costs related to manufacturing, supply chain and production yields. Our main manufacturing partners are Benchmark and Fabrinet, which manufacture the majority of our products at their facilities in Thailand. We expect these established partnerships will allow us to continue to reduce our product costs and scale production to meet our anticipated product demand. Based on cost quotes for our products in mass production, we anticipate our manufacturing costs per unit will decrease further as production volumes increase.

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
Factors Affecting Our Performance
Commercialization of Lidar Applications. We believe that our lidar solutions are approaching an inflection point of adoption across our target end market applications and that we are well-positioned to capitalize on this opportunity. However, it is difficult to estimate the timing of ultimate end market and customer adoption. As a result, we expect that our results of operations, including revenue and gross margins, will improve over time but may fluctuate on a quarterly and annual basis for the foreseeable future. As the market for lidar solutions matures and more customers reach a commercialization phase, the fluctuations in our operating results may become less pronounced. In 2025, our strategic business objectives include growing the software-attached business, transforming the product portfolio, and executing towards profitability.
Number of Customers in Production. For certain strategic customers and markets, our products must be integrated into a broader platform, which then must be tested and validated to achieve system-level performance and reliability thresholds that enable commercial production and sales. The time necessary to reach commercial production varies from six months to several years, based on the market and application. For example, the production cycle in the automotive market tends to be longer than other target markets. It is critical to our future success that our customers reach commercial production and select our products, and that we avoid unexpected cancellations of major purchases of our products. Because the timelines to reach production vary significantly and the revenue generated by each customer in connection with commercial production is unpredictable, it is difficult for us to reliably predict our financial performance.
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
Average Selling Prices (“ASPs”), Product Costs and Margins. Our product costs and gross margins depend largely on the volumes of sensors shipped, the mix of existing and new products sold, and the number and variety of solutions we provide to our customers. We expect that our selling prices will vary by target end market and application due to market-specific supply and demand dynamics. We expect to continue to experience some downward pressure on prices from signing anticipated large multi-year agreements in the near term. We expect that these customer-specific selling price fluctuations, combined with our volume-driven product costs, may drive fluctuations in revenue and gross margins on a quarterly basis. In addition, we expect that the current uncertainty surrounding U.S. trade relationships may impact our future product costs and margins, particularly to the extent there are significant tariffs or trade restrictions imposed on goods imported from Thailand, Canada, or China that are used in our products. Our contractual arrangements generally provide that our customers will pay the costs of tariffs. Although we are taking steps to mitigate the impacts of potential tariffs, we do not expect to be able to fully offset or avoid such costs. These costs could impact customer demand and adoption as described above under “Customers’ Sales Volumes.”
Competition. Lidar is an emerging technology, and there are many competitors for this growing market. Absent the introduction of new technology, we expect this competition to continue to push our ASPs lower in the coming years. However, we believe that because of the simplicity of our digital lidar technology and the value proposition of our lidar solutions, we are well-positioned to scale more effectively than our competitors and to continue to deliver positive gross margins.
Continued Investment and Innovation. We believe that we are a leading lidar provider. Our financial performance is significantly dependent on our ability to maintain this leading position, which is further dependent on the investments we make in growing our digital lidar product portfolio and increasing the capabilities of our software solutions. We believe it is essential that we continue to identify and respond to rapidly evolving customer requirements, including successfully progressing our digital lidar roadmap and developing technologies that will enhance the operating performance of our products. Our “L4” sensor prototypes are generating rich point clouds and have moved into validation testing. Our “Chronos” chip has been fabricated by our foundry partner and is now undergoing in-house testing. If we fail to continue our innovation, our market position and revenue may be adversely affected, and our investments in that area will not be recovered.

Supply Chain Continuity. Some of the key components in the products we have designed or are currently designing come from limited or single source suppliers. If these third parties experience financial, operational, manufacturing capacity or other difficulties, or experience shortages in required components, or if they are otherwise unable or unwilling to continue to manufacture these components in required volumes or at all, our supply may be disrupted or be on less favorable terms. Such changes could have an adverse effect on our ability to meet our scheduled product deliveries and may subsequently lead to the loss of sales. In addition, we are continuing to monitor the impact of the recent tariff and trade policy actions taken by the United States and foreign governments on our supply chain. We are continuously considering ways to mitigate the impact of these evolving tariff and trade policy actions and the uncertainties arising from the rapidly changing global trade environment on our supply chain; however, there can be no assurances that our current or future mitigation efforts will be successful.
Market Trends and Uncertainties. We anticipate increasing demand for our digital lidar solutions within a multi-billion dollar total addressable market (“TAM”). We define our TAM as applications in the automotive, industrial, robotics, and smart infrastructure end markets where we actively engage and maintain customer relationships. Each of our target markets is potentially a significant global opportunity, and these markets have historically been underserved by limited or inferior technology or not served at all. We believe we are well-positioned in our market as a leading provider of high-resolution lidar sensors.
We may not be able to take advantage of demand if we are unable to anticipate regulatory changes and adapt quickly enough to meet such new regulatory standards or requirements applicable to us or to our customers’ products in which our lidar sensors are used. Market acceptance of lidar technology and active safety technology depend upon many factors, including cost, performance, safety performance, regulatory requirements, international taxes, and tariff and trade policy actions of governments related to such technologies. These factors may impact the ultimate market acceptance of our lidar technology.
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
Employee Retention Credit. The employee retention credit (“ERC”), as originally enacted through the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) on March 27, 2020, is a refundable credit against certain employment taxes. The Company qualified for the ERC for the period between March 17, 2020 and September 30, 2021 and the Company received an ERC credit in the amount of $5.5 million in the three months ended June 30, 2025.
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
Most of our customers are innovators and early technology adopters incorporating our products into their solutions. Currently, our product revenue consists of both customers ordering small volumes of our products that are in an evaluation phase and customers ordering larger volumes of our products that have more predictable long-term production schedules. However, we believe some customers are still learning their growth and demand rates which can impact the timing of purchase orders quarter to quarter. As we grow our business, we expect to continue to improve our own understanding of our customers’ needs and timelines, and expect the timing of orders will have a less notable impact on our quarterly results.

Cost of Revenue
Cost of revenue consists of the manufacturing cost of our lidar sensors, which primarily consists of sensor components, personnel-related expenses, including salaries, benefits, and stock-based compensation directly associated with our manufacturing organization, and amounts paid to our third-party contract manufacturer and vendors. Our cost of revenue also includes depreciation of manufacturing equipment, amortization of intangible assets, an allocated portion of overhead, facility and information technology (“IT”) costs, warranty expenses, excess and obsolete inventory and shipping costs.
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
•Custom System-on-Chip design for Ouster’s digital lidar products; and
•Development of custom manufacturing equipment.
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
General and Administrative Expenses
General and administrative expenses consist of personnel-related expenses, including salaries, benefits, and stock-based compensation, of our executives and members of the board of directors, finance, human resources, an allocated portion of facility and IT costs that support general and administrative activities, fees related to legal activities including patent prosecution, accounting, finance and professional services, and insurance and bank fees as well as amortization of intangible assets. We have experienced and may in the near-term experience additional increases in general and administrative expenses related to legal, accounting, finance and professional services costs associated with litigation activities, hiring more personnel and consultants to support our international expansion and compliance with the applicable provisions of the Sarbanes-Oxley Act and other SEC rules and regulations as a result of being a public company. Our absolute amount of general and administrative expenses will grow over time; however, we expect general and administrative expenses as a percentage of revenue to decrease as our business grows.

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
Income Taxes
Our income tax provision consists of federal, state and foreign current and deferred income taxes. Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in the quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on deferred tax assets as it is more likely than not that some, or all, of our deferred tax assets will not be realized. We continue to maintain a full valuation allowance against our U.S. Federal and state deferred tax assets, excluding specific balances due to the Velodyne Merger. The income tax provision for both the three and six months ended June 30, 2025 and 2024 was not material to the Company’s unaudited condensed consolidated financial statements.
Results of Operations:
The results of operations presented below should be reviewed in conjunction with the unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report. The following table sets forth our unaudited condensed consolidated results of operations data for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(dollars in thousands)		(dollars in thousands)
Revenue	$35,049	$26,990	$67,681	$52,934
Cost of revenue(1)	19,207	17,892	38,356	36,411
Gross profit	15,842	9,098	29,325	16,523
Operating expenses(1):
Research and development	17,147	14,432	32,132	28,238
Sales and marketing	6,978	6,750	13,401	13,610
General and administrative	18,539	13,166	34,444	25,746
Total operating expenses	42,664	34,348	79,977	67,594
Loss from operations	(26,822)	(25,250)	(50,652)	(51,071)
Other income (expense):
Interest income	2,620	2,251	4,325	4,902
Interest expense	—	(740)	—	(1,481)
Other income, net	(26)	(7)	277	186
Total other income, net	2,594	1,504	4,602	3,607
Loss before income taxes	(24,228)	(23,746)	(46,050)	(47,464)
Provision for (benefit from) income taxes	(3,616)	123	(3,421)	254
Net loss	$(20,612)	$(23,869)	$(42,629)	$(47,718)
(1) Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(dollars in thousands)		(dollars in thousands)
Cost of revenue	$1,799	$1,210	$2,935	$2,123
Research and development	6,303	4,650	10,608	8,838
Sales and marketing	1,733	1,492	2,839	2,892
General and administrative	3,391	3,343	5,342	6,246
Total stock-based compensation	$13,226	$10,695	$21,724	$20,099

The following table sets forth the components of our unaudited condensed consolidated statements of operations and comprehensive loss data as a percentage of total revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(% of total revenue)		(% of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	55	66	57	69
Gross profit	45	34	43	31
Operating expenses:
Research and development	49	53	47	53
Sales and marketing	20	25	20	26
General and administrative	53	49	51	49
Total operating expenses	122	127	118	128
Loss from operations	(77)	(93)	(75)	(97)
Other income (expense):
Interest income	7	8	6	9
Interest expense	—	(3)	0	(3)
Total other income, net	7	5	6	6
Loss before income taxes	(70)	(88)	(69)	(91)
Provision for (benefit from) income taxes	(10)	—	(5)	—
Net loss	(60)%	(89)%	(64)%	(91)%

Comparison of the three months ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,		Change	Change
	2025	2024	$	%
	(dollars in thousands)
Revenue by geographic location:
Americas	$24,548	$13,570	$10,978	81%
Asia and Pacific	6,096	4,566	1,530	34
Europe, Middle East and Africa	4,405	8,854	(4,449)	(50)
Total	$35,049	$26,990	$8,059	30%
Revenue
Revenue increased by $8.1 million or 30%, to $35.0 million for the three months ended June 30, 2025 from $27.0 million for the comparable period in the prior year. The increase in revenue was primarily driven by increased sensor volumes as customers increased their purchase levels compared to the prior year period.
Cost of Revenue

	Three Months Ended June 30,		Change	Change
	2025	2024	$	%
	(dollars in thousands)
Cost of revenue	$19,207	$17,892	$1,315	7%
Cost of revenue increased by $1.3 million, or 7%, to $19.2 million for the three months ended June 30, 2025 from $17.9 million for the comparable period in the prior year. The increase in cost of revenue was primarily attributable to higher product manufacturing, stock based compensation and tariff related costs, partially offset by lower excess and obsolete inventory charges and a $1.7 million cost reduction associated with the ERC that was received in the three months ended June 30, 2025.
Gross margin rose to 45% for the three months ended June 30, 2025 from 34% in the prior year period primarily as a result of lower excess and obsolete inventory charges and a reduction associated with the ERC.
Operating Expenses

	Three Months Ended June 30,		Change	Change
	2025	2024	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$17,147	$14,432	$2,715	19%
Sales and marketing	6,978	6,750	228	3
General and administrative	18,539	13,166	5,373	41
Total operating expenses	$42,664	$34,348	$8,316	24%
Research and Development
Research and development expenses increased by $2.7 million, or 19%, to $17.1 million for the three months ended June 30, 2025 from $14.4 million for the comparable period in the prior year. The increase is primarily attributable to Company’s continuing investment in the research and development of new product offerings. Additionally, in the period, the Company recognized $2.2 million in benefits resulting from an ERC as a reduction to research and development expenses, partially offset by higher annual incentive compensation costs for employees engaged in research and product development function.

Sales and Marketing
Sales and marketing expenses increased by $0.2 million, or 3%, to $7.0 million for the three months ended June 30, 2025 from $6.8 million for the comparable period in the prior year. The increase was primarily attributable to the increase in sales and marketing compensation, personnel related expenses and lower amortization of acquired customer relationship intangible assets, partially offset by $0.7 million of benefits resulting from an ERC as a reduction to the sales and marketing expenses.
General and Administrative
General and administrative expenses increased by $5.4 million, or 41%, to $18.5 million for the three months ended June 30, 2025 from $13.2 million for the comparable period in the prior year. The increase was primarily attributable to higher litigation and settlement activities.
Interest Income, Interest Expense and Other Expense, Net

	Three Months Ended June 30,		Change	Change
	2025	2024	$	%
	(dollars in thousands)
Interest income	$2,620	$2,251	$369	16%
Interest expense	$—	$(740)	$740	(100)
Other income (expense), net	$(26)	$(7)	$(19)	271
The year-over-year increase in interest income was primarily due to interest income earned on a delayed IRS payment related to ERC claims recognized in the period.
The year-over-year decrease in interest expense was due to having no outstanding debt in the three months ended June 30, 2025.
Other income (expense), net was not material for the three months ended June 30, 2025 and 2024.
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
For the three months ended June 30, 2025, the Company recorded an income tax benefit of $3.6 million primarily related to the resolution of the Company’s IRS examination of its 2017 and 2018 tax years offset by income taxes for its foreign operations. Due to tax losses and the offsetting valuation allowance, the income tax provision for three months ended June 30, 2024 was immaterial to the Company’s unaudited condensed consolidated financial statements.
Comparison of the six months ended June 30, 2025 and 2024
Revenue

	Six Months Ended June 30,		Change	Change
	2025	2024	$	%
	(dollars in thousands)
Revenue	$67,681	$52,934	$14,747	28%

Revenue by geographic location:
Americas	$40,076	$24,194	$15,882	66%
Asia and Pacific	18,560	10,715	7,845	73
Europe, Middle East and Africa	9,045	18,025	(8,980)	(50)
Total	$67,681	$52,934	$14,747	28%

Revenue
Revenue increased by $14.7 million, or 28%, to $67.7 million for the six months ended June 30, 2025 from $52.9 million for the comparable period in the prior year. The increase in revenue was primarily driven by increased ASPs, increased sensor volumes as customers increased their purchase levels compared to the prior year period, and patent royalties from a long-term IP license agreement.
Cost of Revenue

	Six Months Ended June 30,		Change	Change
	2025	2024	$	%
	(dollars in thousands)
Cost of revenue	$38,356	$36,411	$1,945	5%
Cost of revenue increased by $1.9 million, or 5%, to $38.4 million for the six months ended June 30, 2025 from $36.4 million for the comparable period in the prior year. The increase in cost of revenue was primarily attributable to higher product manufacturing, stock based compensation and tariff related costs, partially offset by lower excess and obsolete inventory charges and a $1.7 million cost reduction associated with the ERC that was received in the six months ended June 30, 2025.
Operating Expenses

	Six Months Ended June 30,		Change	Change
	2025	2024	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$32,132	$28,238	$3,894	14%
Sales and marketing	13,401	13,610	(209)	(2)
General and administrative	34,444	25,746	8,698	34
Total operating expenses	$79,977	$67,594	$12,383	18%
Research and Development
Research and development expenses increased by $3.9 million, or 14%, to $32.1 million for the six months ended June 30, 2025 from $28.2 million for the comparable period in the prior year. The increase is primarily attributable to Company’s continuing investment in the research and development of new product offerings. Additionally, in the six months ended June 30, 2025, the Company recognized $2.2 million in benefits resulting from an ERC as a reduction to research and development expenses, partially offset by higher annual incentive compensation costs for employees engaged in research and product development function.
Sales and Marketing
Sales and marketing expenses decreased by $0.2 million, or 2%, to $13.4 million for the six months ended June 30, 2025 from $13.6 million for the comparable period in the prior year. The decrease was primarily attributable to the reduction in sales and marketing compensation, personnel related expenses due to the $0.7 million benefits that was received in the six months ended June 30, 2025, resulting from an ERC as a reduction to the sales and marketing expenses.
General and Administrative
General and administrative expenses increased by $8.7 million, or 34%, to $34.4 million for the six months ended June 30, 2025 from $25.7 million for the comparable period in the prior year. The increase was primarily attributable to higher litigation and settlement activities, partially offset by an $0.8 million ERC, that was received in the three months ended June 30, 2025.

Interest Income, Interest Expense and Other Income (Expense), Net

	Six Months Ended June 30,		Change	Change
	2025	2024	$	%
	(dollars in thousands)
Interest income	$4,325	$4,902	$(577)	(12)%
Interest expense	—	(1,481)	1,481	(100)
Other income (expense), net	277	186	91	49
The year-over-year decrease in interest income was primarily attributable to lower cash and short-term investments balances and lower average rate of interest earned on held balances, offset in part by interest income earned on a delayed IRS payment related to ERC claims recognized during the six months ended June 30, 2025.
The year-over-year decrease in interest expense was due to having no outstanding debt in the six months ended June 30, 2025.
Other income (expense), net was not material for the six months ended June 30, 2025 and 2024.
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
For the six months ended June 30, 2025, the Company recorded an income tax benefit of $3.4 million primarily related to the resolution of the Company’s IRS examination of its 2017 and 2018 tax years offset by income taxes for its foreign operations. Due to tax losses and the offsetting valuation allowance, the income tax provision for the six months ended June 30, 2024 was immaterial to the Company’s unaudited condensed consolidated financial statements.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and short-term investments, cash generated from sales of our products, and sales of common stock under our at-the market equity offering program.
Our primary requirements for liquidity and capital are to finance working capital, inventory management, capital expenditures and general corporate purposes. We expect these needs to continue as we continue to develop and grow our business.
As of June 30, 2025 we had an accumulated deficit of $955.7 million and cash, cash equivalents, restricted cash and short-term investments of $229.1 million. Management believes that our existing sources of liquidity will be sufficient to fund our operations for at least twelve months from the date of this Quarterly Report. However, we may need to raise additional capital in the future to support our operations.
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

ATM Agreement
On April 29, 2022, we entered into an open market sale agreement with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. (the “Former ATM Agreement”), pursuant to which we could offer and sell shares of our common stock with an aggregate offering price of up to $150.0 million under an “at-the-market” offering program.
We terminated the Former ATM Agreement in April 2025 in anticipation of the scheduled expiration of our registration statement on Form S-3 (File No. 333-264600). We filed a new registration statement on Form S-3 on May 2, 2025 (File No. 333-286936), which was subsequently declared effective by the SEC.
On May 12, 2025, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Oppenheimer & Co. Inc., pursuant to which the Company may offer and sell, from time to time, through or to the agent, acting as agent or principal, having an aggregate offering price of up to $100.0 million.
During the three months ended June 30, 2025, we sold 3,522,177 shares at a weighted-average sales price of $16.69 per share, resulting in cumulative gross proceeds to us totaling approximately $60.0 million before deducting offering costs, sales commissions and fees. Cumulative net proceeds to us totaled approximately $58.8 million after deducting offering costs, sales commissions and fees. We plan to use the net proceeds from this offering for working capital and general corporate purposes.
The remaining availability under the ATM Agreement as of June 30, 2025 is approximately $40.0 million.
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the unaudited condensed consolidated balance sheet as of June 30, 2025, while others are considered future commitments. Our contractual obligations primarily consist of non-cancelable purchase commitments with various parties to purchase goods or services, primarily inventory, entered into in the normal course of business and operating leases. For information regarding our other contractual obligations, refer to Note 7. Commitments and Contingencies to our unaudited condensed consolidated financial statements included in this Quarterly Report as well as Note 8. Leases and Note. 9 Part II, Item 8 of our 2024 Annual Report.
Cash Flow Summary
The following table summarizes our cash flows from continuing operations for the periods presented:

	Six Months Ended June 30,
	2025	2024
	(dollars in thousands)
Net cash (used in) provided by:
Operating activities	$(6,188)	$(27,366)
Investing activities	$(23,877)	$9,069
Financing activities	$60,173	$20,335
Operating Activities
During the six months ended June 30, 2025, operating activities used $6.2 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $42.6 million, offset by our non-cash charges of $28.3 million, primarily consisting of depreciation and amortization of $3.7 million, stock-based compensation of $21.7 million and amortization of right-of-use asset of $2.5 million, partially offset by accretion or amortization on short-term investments of $1.5 million. The changes in our operating assets and liabilities of $8.2 million were primarily due to a decrease in accounts receivable of $6.5 million, decrease in inventory of $2.0 million, an increase in prepaid expenses and other assets of $3.6 million, an increase in accounts payable of $6.4 million, an increase in accrued and other liabilities of $4.0 million, a decrease in contract liabilities of $3.8 million and decrease in operating lease liability of $3.3 million.

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
Investing Activities
During the six months ended June 30, 2025, cash used by investing activities was $23.9 million, consisting primarily of purchases of short-term investments of $79.7 million partially offset by $57.3 million proceeds from sales of short-term investments.
During the six months ended June 30, 2024, cash provided by investing activities was $9.1 million, consisting primarily of $60.0 million proceeds from sales of short-term investments, partially offset by purchases of short-term investments of $49.7 million.
Financing Activities
During the six months ended June 30, 2025, cash provided by financing activities was $60.2 million, primarily from the issuance of common stock under the ATM Agreement.
During the six months ended June 30, 2024, cash provided by financing activities was $20.3 million, consisting primarily of $19.5 million of proceeds from the issuance of common stock under the Former ATM Agreement.
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
Interest Rate Risk
As of June 30, 2025, we had cash and cash equivalents, restricted cash and short-term investments of $229.1 million, of which $37.2 million consisted of institutional money market funds, $62.8 million commercial paper, and $87.6 million consisted of corporate debt and U.S. government agency securities, all of which carries a degree of interest rate risk. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes.

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
On August 12, 2024, we repaid in full, with cash on hand, all outstanding indebtedness and terminated all commitments and obligations under the UBS Agreement. As of June 30, 2025, we had no debt outstanding and therefore are not exposed to interest rate risk with respect to debt.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025 due to the material weaknesses in our internal control over financial reporting described below.
Material weaknesses and remediation measures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Changing the Company’s business and supply chain in accordance with new or changed restrictions on international trade can be expensive, time-consuming and disruptive to the Company’s business and results of operations. Such new restrictions have been and may in the future be announced with little or no advance notice, which have created, and may in the future create, uncertainty and the Company may not be able to effectively mitigate any or all adverse impacts from such measures. For example, in the second quarter of 2025, new tariffs were announced on certain imports to the United States (the “U.S. Tariffs”), including additional tariffs on imports from Thailand, Canada, China, and Mexico, among others. In response, several countries have imposed, or threatened to impose, reciprocal tariffs on imports from the U.S. and other retaliatory measures. Various modifications and delays to the U.S. Tariffs have since been announced and further actions are expected to be made in the future, which may include additional sector-based tariffs or other measures. The ultimate resolution and consequences of the trade policy developments, and their impact on the Company continues to be uncertain and will depend on several factors, including whether additional or incremental U.S. Tariffs or other measures are announced, imposed or delayed, to what extent other countries implement tariffs or other retaliatory measures in response, and the overall magnitude and duration of these measures. If disputes and conflicts further escalate, actions by governments in response could be significantly more severe and restrictive.
In addition, even if we are able to mitigate the direct impacts to our operations from changes in U.S. and foreign trade policy, our sales volumes may in the future be adversely affected by reduced sales of or demand for end product incorporating our products, whether resulting from increased costs of such products attributable to increased tariffs or other trade barriers or the broader economic impact of such measures, such as increased inflation or other adverse macroeconomic trends.
Our inability to effectively manage the adverse impacts of the foregoing, including changing U.S. and foreign trade policies, could materially and adversely impact our consolidate financial condition, results of operations and stock price.
Our obligations as a public company impose significant costs on us, which are expected to increase as a result of qualifying as a large accelerated filer for the fiscal year ending December 31, 2026.
We are a public reporting company subject to the rules and regulations established from time to time by the SEC and The Nasdaq Stock Market. These rules and regulations require, among other things, that we have and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to continue to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. Under Section 404(a) of the Sarbanes-Oxley Act our management is required to assess and report annually on the effectiveness of our internal control over financial reporting and to identify any material weaknesses in our internal control over financial reporting.

In light of our public float as of the measurement date of June 30, 2025, we expect to qualify as a large accelerated filer for the fiscal year ending December 31, 2026. As a result, among other things, we expect that our independent registered public accounting firm will be required pursuant to Section 404(b) of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for the year ending December 31, 2025 to be filed with the SEC in 2026. We expect that this will continue to require significant resources and it is likely to place considerable strain on our financial and management systems, processes and controls, as well as on our personnel. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the stock exchange on which our securities are listed or other regulatory authorities, which would require additional financial and management resources.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Trading arrangements and policies.
On December 13, 2024, Megan Chung, the Company’s General Counsel and Secretary, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K. The plan provided for the periodic sale of up to 11,601 shares of common stock between March 14, 2025 and December 12, 2025. The plan was terminated on April 14, 2025. On June 4, 2025, Ms. Chung adopted a new “Rule 10b5-1 trading arrangement” intended to satisfy the affirmative defense of Rule 10b5-1(c)(1) of the Exchange Act that provides for the periodic sale of up to 17,510.8 shares of common stock between October 17, 2025 and May 6, 2026.
On June 9, 2025, Angus Pacala, the Company’s Chief Executive Officer and a director, and Mark Frichtl, the Company’s Chief Technology Officer, each executed a Rule 10b5-1 instruction letter that constitutes a “Rule 10b5-1 trading arrangement” intended to satisfy the affirmative defense of Rule 10b5-1(c)(1) of the Exchange Act, providing for the sale of the minimum number of necessary to satisfy Messrs. Pacala’s and Frichtl’s respective tax withholding obligations upon the future settlement of all restricted stock units or vesting of restricted stock. The instruction letters become effective on September 8, 2025 and do not include a termination date.
Other that as described above, during the six the six months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference

		Form	File No.	Exhibit	Filing Date	Filed/ Furnished herewith
2.1†	Agreement and Plan of Merger, dated as of December 21, 2020, by and among the Company, Beam Merger Sub, Inc. and Ouster, Inc.	S-4/A	333-251611	2.1	2/10/2021
2.2†	Agreement and Plan of Merger, dated November 4, 2022, by and among Velodyne Lidar, Inc., Ouster, Inc., Oban Merger Sub, Inc. and Oban Merger Sub II LLC.	8-K	001-39463	2.1	11/7/2022
3.1	Certificate of Incorporation of Ouster, Inc.	S-4 POS	333-251611	3.1	3/10/2021
3.2	Certificate of Amendment to Certificate of Incorporation of Ouster, Inc.	8-K	001-39463	3.1	4/20/2023
3.3	Second Amended and Restated Bylaws of Ouster, Inc. (effective as of April 18, 2024)	8-K	001-39463	3.1	4/22/2024
4.1	Warrant Agreement, dated October 14, 2018, by and between Continental Stock Transfer & Trust Company and Velodyne Lidar, Inc.	8-K	001-38703	4.1	10/18/2018
4.2	Warrant to Purchase Common Stock of Velodyne Lidar, Inc., by and between Velodyne Lidar, Inc. and Amazon.com NV Investment Holdings LLC, dated as of February 4, 2022	8-K	001-38703	4.1	2/7/2022
10.1+	Offer Letter between Kenneth P. Gianella and the Company, dated April 25, 2025	8-K	001-38703	10.1	4/29/2025
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
____________

†	The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
+	Indicates a management contract or compensatory plan, contract or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ouster, Inc.
Date: August 11, 2025	By:	/s/ Kenneth P. Gianella
	Name:	Kenneth P. Gianella
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)