Form 10-Q
period 2025-09-30
Ouster, Inc.
filed 2025-11-05
CIK 1816581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of October 29, 2025, the registrant had 60,005,219 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Ouster, Inc. (the “Company”, “Ouster,” or “we”) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report other than statements of historical fact, including, without limitation, statements regarding: expected contractual obligations and capital expenditures; the capabilities of and demand for Ouster’s products; Ouster’s anticipated new product launches and developments, including software-related solutions systems, and the timing for those launches and developments; Ouster’s ability to grow its sales and marketing organization; Ouster’s future results of operations, cash reserve and financial position; projected industry and business trends; the remediation of material weaknesses; potential risks of inventory obsolescence; Ouster’s future business strategy, plans, distribution partnerships, market growth and its objectives for future operations; anticipated impacts from recent tax legislation; Ouster’s competitive market position within its industry and the impact of market conditions and other macroeconomic factors on Ouster’s business, financial condition and results of operation, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” “aim,” “forecast,” “should,” “can have,” “likely,” and similar expressions are intended to identify forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and trends that it believes may affect its financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties, and assumptions that may cause actual results to differ materially from those that Ouster expected, including, but not limited to, Ouster’s limited operating history and history of losses; substantial research and development costs needed to develop and commercialize new products; Ouster’s ability to overcome its limited sales history and establish and maintain confidence in its long-term business prospects; fluctuations in its operating results; Ouster’s ability to maintain competitive average selling prices or high sales volumes or reduce product costs; conditions in its customers’ industries; the competitive environment in which Ouster operates; the negotiating power and product standards of its customers; the inclusion of its products in target markets; the creditworthiness of Ouster’s customers; the ability of its lidar technology roadmap and new software solutions to catalyze growth; the selection of Ouster’s products for inclusion in target markets; risks of product delivery problems or defects; costs associated with product warranties; Ouster’s future capital needs and ability to secure additional capital on favorable terms or at all; inaccurate forecasts of market growth; Ouster’s ability to manage growth; Ouster’s ability to grow its sales and marketing organization; risks related to international operations and compliance; cancellation or postponement of contracts or unsuccessful implementations; Ouster’s ability to maintain inventory and the risk of inventory write-downs; its ability to use tax attributes; Ouster’s dependence on key third-party suppliers, in particular Benchmark Electronics, Inc. (“Benchmark”) and Fabrinet; and its supply chain constraints and challenges; adverse conditions in the industries Ouster targets or the global economy more generally; Ouster’s ability to recruit and retain key personnel; risks related to acquisitions; Ouster’s ability to effectively respond to evolving regulations and standards; Ouster’s ability to adequately protect and enforce its intellectual property rights; the impact of political events, trade and other international disputes and geopolitical tensions and other business interruptions on Ouster’s business; risks related to operating as a public company; and other important factors discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, that are further updated from time to time in the Company’s other filings with the Securities and Exchange Commission (the “SEC”), including this Quarterly Report, that may cause its actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OUSTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$87,126	$45,542
Restricted cash, current	805	722
Short-term investments	157,392	126,480
Accounts receivable, net	24,781	17,941
Inventory	16,513	16,417
Prepaid expenses and other current assets	18,631	12,750
Total current assets	305,248	219,852
Property and equipment, net	12,864	10,164
Operating lease right-of-use assets	11,182	14,308
Unbilled receivable, non-current portion	6,103	10,133
Intangible assets, net	14,450	17,830
Restricted cash, non-current	1,835	1,835
Other non-current assets	2,090	2,026
Total assets	$353,772	$276,148
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,370	$6,288
Accrued and other current liabilities	40,742	30,591
Contract liabilities, current	29,189	34,351
Operating lease liability, current portion	7,488	7,196
Total current liabilities	93,789	78,426
Operating lease liability, non-current portion	8,411	13,054
Contract liabilities, non-current portion	3,326	2,538
Other non-current liabilities	804	1,219
Total liabilities	106,330	95,237
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized at September 30, 2025 and December 31, 2024; 59,952,844 and 52,560,770 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	48	47
Additional paid-in capital	1,225,309	1,094,938
Accumulated deficit	(977,433)	(913,071)
Accumulated other comprehensive (loss) income	(482)	(1,003)
Total stockholders’ equity	247,442	180,911
Total liabilities and stockholders’ equity	$353,772	$276,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note: Amounts as of December 31, 2024 are derived from the December 31, 2024 audited consolidated financial statements.

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$39,525	$28,075	$107,206	$81,009
Cost of revenue	22,866	17,321	61,222	53,732
Gross profit	16,659	10,754	45,984	27,277
Operating expenses:
Research and development	17,777	15,127	49,909	43,365
Sales and marketing	7,441	7,197	20,842	20,807
General and administrative	15,692	15,938	50,136	41,684
Total operating expenses	40,910	38,262	120,887	105,856
Loss from operations	(24,251)	(27,508)	(74,903)	(78,579)
Other income (expense):
Interest income	2,414	2,149	6,739	7,051
Interest expense	—	(342)	—	(1,823)
Other income (expense), net	176	74	453	260
Total other income, net	2,590	1,881	7,192	5,488
Loss before income taxes	(21,661)	(25,627)	(67,711)	(73,091)
Income tax (benefit) expense	72	(37)	(3,349)	217
Net loss	$(21,733)	$(25,590)	$(64,362)	$(73,308)
Other comprehensive income (loss)
Changes in unrealized gain (loss) on available-for-sale securities	109	298	85	(206)
Foreign currency translation adjustments	(45)	335	436	(130)
Total comprehensive loss	$(21,669)	$(24,957)	$(63,841)	$(73,644)
Net loss per common share, basic and diluted	$(0.37)	$(0.54)	$(1.17)	$(1.62)
Weighted-average shares used to compute basic and diluted net loss per share	57,976,375	47,684,363	54,997,009	45,287,763
The accompanying notes are an integral part of these condensed consolidated financial statements.

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2024	52,560,770	$47	$1,094,938	$(913,071)	$(1,003)	$180,911
Issuance of common stock upon exercise of stock options	13,558	—	28	—	—	28
Issuance of common stock in connection with Velodyne Merger	164,394	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	1,118,320	—	—	—	—	—
Forfeited restricted stock awards	(68,072)	—	—	—	—	—
Common stock warrants issuable to customer	—	—	397	—	—	397
Stock-based compensation expense	—	—	8,498	—	—	8,498
Net loss	—	—	—	(22,017)	—	(22,017)
Other comprehensive income	—	—	—	—	126	126
Balance — March 31, 2025	53,788,970	47	1,103,861	(935,088)	(877)	167,943
Issuance of common stock upon exercise of stock options	12,497	—	20	—	—	20
Proceeds from at-the-market offering, net of commissions and fees of $1,200 and issuance costs of $277	3,522,177	—	58,521	—	—	58,521
Issuance of common stock upon vesting of restricted stock units	275,125	—	—	—	—	—
Issuance of common stock to employees under employee stock purchase plan	201,534		980	—	—	980
Common stock warrants issuable to customer	—		624	—	—	624
Stock-based compensation expense	—	—	13,226	—	—	13,226
Net loss	—	—	—	(20,612)	—	(20,612)
Other comprehensive income	—	—	—	—	331	331
Balance — June 30, 2025	57,800,303	47	1,177,232	(955,700)	(546)	221,033
Issuance of common stock upon exercise of stock options	17,849	—	34	—	—	34
Proceeds from at-the-market offering, net of commissions and fees of $720 and issuance costs of $77	1,097,863	1	35,181	—	—	35,182
Issuance of common stock upon vesting of restricted stock units	1,036,829	—	—	—	—	—
Common stock warrants issuable to customer	—	—	1,033	—	—	1,033
Stock-based compensation expense	—	—	11,829	—	—	11,829
Net loss	—	—	—	(21,733)	—	(21,733)
Other comprehensive income	—	—	—	—	64	64
Balance — September 30, 2025	59,952,844	$48	$1,225,309	$(977,433)	$(482)	$247,442

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2023	43,257,863	$42	$995,464	$(816,026)	$192	179,672
Issuance of common stock upon exercise of stock options	54,374	—	108	—	—	108
Issuance of restricted stock awards	533,601	1	—	—	—	1
Proceeds from at-the-market offering, net of commissions and fees of $72	343,571	—	2,331	—	—	2,331
Issuance of common stock in connection with Velodyne Merger	29,376	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	759,919	1	—	—	—	1
Common stock warrants issuable to customer	—	—	195	—	—	195
Stock-based compensation expense	—	—	9,404	—	—	9,404
Net loss	—	—	—	(23,849)	—	(23,849)
Other comprehensive loss	—	—	—	—	(631)	(631)
Balance — March 31, 2024	44,978,704	44	1,007,502	(839,875)	(439)	167,232
Issuance of common stock upon exercise of stock options	22,486	—	42	—	—	42
Proceeds from at-the-market offering, net of commissions and fees of $492 and issuance costs of $137	1,489,300	—	15,774	—	—	15,774
Issuance of common stock in connection with Velodyne Merger	181,840	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock	310,896	—	—	—	—	—
Issuance of common stock to employees under employee stock purchase plan	184,079	—	781	—	—	781
Common stock warrants issuable to customer	—	—	293	—	—	293
Stock-based compensation expense	—	—	10,695	—	—	10,695
Net loss	—	—	—	(23,869)	—	(23,869)
Other comprehensive loss	—	—	—	—	(338)	(338)
Balance — June 30, 2024	47,167,305	44	1,035,087	(863,744)	(777)	170,610
Issuance of common stock upon exercise of stock options	9,687	—	18	—	—	18
Proceeds from at-the-market offering, net of commissions and fees of $442 and issuance costs of $109	1,649,310	2	14,183	—	—	14,185
Issuance of common stock upon vesting of restricted stock	716,357	1	—	—	—	1
Common stock warrants issuable to customer	—	—	373	—	—	373
Stock-based compensation expense	—	—	11,519	—	—	11,519
Net loss	—	—	—	(25,590)	—	(25,590)
Other comprehensive income	—	—	—	—	633	633
Balance — September 30, 2024	49,542,659	$47	$1,061,180	$(889,334)	$(144)	$171,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(64,362)	$(73,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,707	7,843
Loss on write-off and disposal of property and equipment and right-of-use asset impairment	106	468
Gain on lease termination	(65)	—
Stock-based compensation	33,553	31,618
Reduction of revenue related to stock warrant issued to customer	2,054	861
Amortization of right-of-use asset	3,868	3,606
Accretion or amortization on short-term investments	(2,400)	(4,239)
Change in fair value of warrant liabilities	(8)	(191)
(Recovery) provision for inventory write-down	(551)	756
Provision (recovery) of doubtful accounts	120	(894)
Realized gain on available for sale securities	(4)	(275)
Changes in operating assets and liabilities:
Accounts receivable	(2,930)	412
Inventory	455	3,851
Prepaid expenses and other assets	(5,943)	22,499
Accounts payable	9,216	2,338
Accrued and other liabilities	6,056	(29,466)
Contract liabilities	(4,374)	7,625
Operating lease liability	(5,028)	(4,637)
Net cash used in operating activities	(24,530)	(31,133)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	—	668
Purchases of property and equipment	(3,143)	(2,307)
Purchase of short-term investments	(118,424)	(85,585)
Proceeds from sales of short-term investments	90,000	122,082
Net cash (used in) provided by investing activities	(31,567)	34,858
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from ESPP purchase	980	781
Proceeds from exercise of stock options	83	170
Repayment of borrowings	—	(43,975)
Payments received (remitted) to fund employees tax obligation for vested RSUs	2,440	—
Proceeds from the issuance of common stock under at-the-market offering, net of commissions and fees	94,057	33,792
At-the-market offering costs for the issuance of common stock	(232)	(202)
Net cash provided by (used in) financing activities	97,328	(9,434)
Effect of exchange rates on cash and cash equivalents	436	(206)
Net increase (decrease) in cash, cash equivalents and restricted cash	41,667	(5,915)
Cash, cash equivalents and restricted cash at beginning of period	48,099	52,634
Cash, cash equivalents and restricted cash at end of period	$89,766	$46,719

SUPPLEMENTAL DISCLOSURES OF OPERATING ACTIVITIES:
Cash paid for interest	$—	$2,073
Income tax refunds, net of payments	$(768)	$(218)
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accrued liabilities	$1,989	$17
Right-of-use assets obtained in exchange for operating lease liability	$742	$—

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
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. The Company has experienced recurring losses from operations, and negative cash flows from operations. As of September 30, 2025, the Company’s existing sources of liquidity included cash, cash equivalents, restricted cash and short-term investments of $247.2 million. The Company has incurred losses and negative cash flows from operations for several years. If the Company continues to incur losses in the future, it may need to improve liquidity and raise additional capital through the issuance of equity and/or debt. There can be no assurance that the Company would be able to raise such capital. However, management believes that the Company’s existing sources of liquidity are adequate to fund its operations for at least twelve months from the date the unaudited condensed consolidated financial statements were available for issuance.
Note 2 – Summary of Significant Accounting Policies
Except as follows, during the nine months ended September 30, 2025, there were no significant changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2025. The Company has consistently applied the accounting policies to all periods presented in these unaudited condensed consolidated financial statements.

Government credits
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), enacted on March 27, 2020, provides for an employee retention credit (“ERC”) that is a refundable credit against certain employment taxes equal to 50% of the qualified wages an eligible employer paid to employees from March 17, 2020 to December 31, 2020. The Disaster Tax Relief Act, enacted on December 27, 2020, extended the ERC availability under Section 2301 of the CARES Act for qualified wages paid from January 1, 2021 to June 30, 2021 and the credit was increased to 70% of qualified wages an eligible employer pays to employees during the extended period. The American Rescue Plan Act of 2021, enacted on March 11, 2021, further extended the ERC availability through December 31, 2021. The Company qualified for the ERC for the period between March 17, 2020 and September 30, 2021. The Company recognizes government credits for which there is a reasonable assurance of compliance with credit conditions and receipt of credits. The Company received credits in the amount of $5.5 million in the nine months ended September 30, 2025. For the nine months ended September 30, 2025, the ERC was recorded as follows: $1.7 million as a reduction in cost of revenue, $2.2 million as a reduction in research and development expense, $0.7 million as a reduction in sales and marketing expense and $0.8 million as a reduction to general and administrative expense in the condensed consolidated statement of operations. The qualified wages and health insurance benefits paid by the Company were related to the first and second quarters of 2021.
Recently Issued Accounting Pronouncements Not Yet Adopted
The Company considers the applicability and impact of all Accounting Standards Update (“ASUs”). ASUs not referenced below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.
In September 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-06, "Intangible - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software." The ASU removes all references to prescriptive and sequential software development stages. The ASU requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. The amendments in this ASU are effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements and related disclosures.
In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"). This standard introduces a practical expedient that companies can choose to apply when determining allowances for credit losses. Specifically, it permits companies to assume that the current conditions as of the balance sheet date remain unchanged throughout the remaining life of the assets. This standard is effective for the Company for annual reporting periods beginning after December 15, 2025, and requires prospective application. The Company is currently evaluating the impact of ASU 2025-05, however, does not expect it to have a material impact on its financial statements.
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810) ("ASU 2025-03"), which clarifies the requirements for determining the accounting acquirer in the acquisition of a variable interest entity. ASU 2025-03 beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments in this update require that an entity apply the new guidance prospectively to any acquisition transaction that occurs after the initial application date. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact that ASU 2025-03 may have on its financial statements.
In May 2025, the FASB issued ASU 2025-04, Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606) ("ASU 2025-04"), which clarifies the requirements for share-based consideration payable to a customer. The amendments in this update are effective for all entities for annual reporting periods (including interim reporting periods within annual reporting periods) beginning after December 15, 2026. Early adoption is permitted for all entities. The Company is currently evaluating the disclosure impact that ASU 2025-04 may have on its financial statement presentation and disclosures.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740) Improvements to Income Tax Disclosures” (“ASU 2023-09”), which prescribes standard categories for the components of the effective tax rate reconciliation and requires disclosure of additional information for reconciling items meeting certain quantitative thresholds, requires disclosure of disaggregated income taxes paid, and modifies certain other income tax-related disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and can be adopted on a prospective or retrospective basis. While the standard will require additional disclosures related to the Company’s income taxes, we do not expect this ASU to have an impact on our consolidated financial statements.

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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist primarily of cash, cash equivalents, restricted cash, short-term investments and accounts receivable. Although the Company deposits its cash, cash equivalents, restricted cash and short-term investments with financial institutions that the Company believes are of high credit quality, its deposits, at times, may exceed federally insured limits. As of September 30, 2025 and December 31, 2024, the Company had cash, cash equivalents, short-term investments and restricted cash with financial institutions in the U.S. of $229.5 million and $161.8 million, respectively. As of September 30, 2025 and December 31, 2024, the Company also had cash with financial institutions in countries other than the U.S. of approximately $17.7 million and $12.8 million, respectively, that was not federally insured.
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
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable and unbilled receivable was as follows:

	September 30, 2025	December 31, 2024
Customer A	24%	39%
Customer E	31%	*
*Customer accounted for less than 10% of total accounts receivable in the period.
Revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer D	*	12%	*	*
Customer E	36%	20%	26%	16%
Customer G	*	12%	*	*
*Customer accounted for less than 10% of total revenue in the period.

Concentrations of Supplier Risk
Purchases from the Company’s suppliers and vendors representing 10% or more of total purchases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Supplier A	*	15%	10%	17%
Supplier B	29%	22%	26%	22%
*Supplier accounted for less than 10% of total purchases in the period.
Accounts payable to the Company’s major suppliers and professional services vendors representing 10% or more of total accounts payable were as follows:

	September 30, 2025	December 31, 2024
Supplier A	15%	18%
Supplier B	44%	55%
Note 3. Fair Value of Financial Instruments
The following tables provides information by level for the Company’s assets that were measured at fair value on a recurring basis (in thousands):

	September 30, 2025
	Level 1	Level 2	Total
Assets
Cash and cash equivalents:
Money market funds	$59,825	$—	$59,825
Short-term investments:
Commercial paper	—	76,095	76,095
Corporate notes/bonds	—	81,297	81,297
Total short-term investments	—	157,392	157,392
Total financial assets	$59,825	$157,392	$217,217

	December 31, 2024
	Level 1	Level 2	Total
Assets
Cash and cash equivalents:
Money market funds	$24,740	$—	$24,740
Short-term investments:
Commercial paper	—	56,886	56,886
Corporate notes/bonds	—	69,594	69,594
Total short-term investments	$—	$126,480	$126,480
Total financial assets	$24,740	$126,480	$151,220
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
Disclosure of Fair Values
The Company’s financial instruments that are not re-measured at fair value include accounts receivable, accounts payable, accrued and other current liabilities. The carrying values of these financial instruments approximate their fair values. The Company acquired short-term investments consisting of commercial paper, corporate debt and U.S. government agency securities as a result of the merger with Velodyne Lidar, Inc. (“Velodyne”) that closed on February 10, 2023. Unrealized gains and losses on the Company’s short-term investments were not significant as of September 30, 2025 and December 31, 2024, and therefore, the amortized cost of the Company’s short-term investments approximated its fair value.
Note 4. Balance Sheet Components
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Cash	$27,301	$20,802
Cash equivalents:
Money market funds(1)	59,825	24,740
Total cash and cash equivalents	$87,126	$45,542
(1) The Company maintains a cash sweep account, which is included in money market funds as of September 30, 2025 and December 31, 2024. Cash equivalents are invested in short-term money market funds that earn interest and commercial paper.
Restricted Cash
Restricted cash consists of collateral to merchant credit card, deposit account to secure foreign entity closure costs, issuances of deposit performance guarantee issued in favor of a customer, and certificates of deposit held by a bank as security for outstanding letters of credit. The Company had a restricted cash balance of $2.6 million as of September 30, 2025 and December 31, 2024, which has been excluded from the Company’s cash and cash equivalents balances. The Company presented $0.8 million and $0.7 million of the total amount of restricted cash within current assets on the unaudited condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively. The remaining restricted cash balance of $1.8 million is included in non-current assets on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the unaudited condensed consolidated balance sheets to the total of the amounts reported in the unaudited condensed consolidated statements of cash flows (in thousands):

	September 30, 2025	September 30, 2024
Cash and cash equivalents	$87,126	$44,388
Restricted cash, current	805	439
Restricted cash, non-current	1,835	1,892
Total cash, cash equivalents and restricted cash	$89,766	$46,719

Inventory
Inventory, consisting of material, direct and indirect labor, and manufacturing overhead, consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$3,038	$3,610
Work in process	114	307
Finished goods	13,361	12,500
Total inventory	$16,513	$16,417
Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid expenses	$8,374	$5,703
Prepaid insurance	1,225	893
Receivable from contract manufacturers	3,851	2,882
Insurance receivable	—	2,000
Income tax refund receivable	2,991	—
Other current assets	2,190	1,272
Total prepaid expenses and other current assets	$18,631	$12,750
Property and Equipment, net
Property and equipment consists of the following (in thousands):

	Estimated Useful Life (in years)	September 30, 2025	December 31, 2024
Machinery and equipment	3	$13,688	$12,146
Computer equipment	3	1,093	689
Automotive and vehicle hardware	5	93	93
Software	3	647	601
Furniture and fixtures	7	869	845
Construction in progress		9,099	6,349
Leasehold improvements	Shorter of useful life or lease term	9,730	9,459
		35,219	30,182
Less: Accumulated depreciation		(22,355)	(20,018)
Property and equipment, net		$12,864	$10,164
Depreciation expense associated with property and equipment was $2.3 million and $2.6 million during the nine months ended September 30, 2025 and 2024, respectively.
Intangible Assets, Net
The following tables present acquired intangible assets, net as of September 30, 2025 and December 31, 2024 (in thousands):

		September 30, 2025
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	3-8	$23,500	$(12,670)	$10,830
Vendor relationship	3	6,600	(6,600)	—
Customer relationships	3 - 8	6,300	(2,680)	3,620
Intangible assets, net		$36,400	$(21,950)	$14,450

		December 31, 2024
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	3-8	$23,500	$(9,795)	$13,705
Vendor relationship	3	6,600	(6,600)	—
Customer relationships	3-8	6,300	(2,175)	4,125
Intangible assets, net		$36,400	$(18,570)	$17,830
Amortization expense was $3.4 million and $5.3 million during the nine months ended September 30, 2025 and 2024, respectively.
The following table summarizes estimated future amortization expense of finite-lived intangible assets-net (in thousands):

Years:	Amount
Remainder of 2025	$1,133
2026	3,775
2027	3,682
2028	2,779
2029	2,331
Thereafter	750
Total	$14,450
Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued legal fees and contingencies	$11,845	$8,493
Uninvoiced receipts	7,070	4,368
Accrued compensation	8,832	6,115
Sales and use tax	2,306	2,215
Other	10,689	9,400
Total accrued and other current liabilities	$40,742	$30,591
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

Note 6. Amazon Warrant
On February 10, 2023, as part of the merger of equals with Velodyne Lidar, Inc., a Delaware corporation (the “Velodyne Merger”), the Company assumed a warrant agreement and a transaction agreement, pursuant to which Velodyne agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon.com Inc. (“Amazon”), a warrant to acquire, following customary antidilution adjustments, up to an aggregate of 3,263,898 shares of the Company’s common stock at an exercise price of $50.71 per share (the “Amazon Warrant”). The exercise price and the warrant shares issuable upon exercise of the Amazon Warrant are subject to further antidilution adjustments, including in the event the Company makes certain sales of common stock (or securities exercisable or convertible into or exchangeable for shares of the Company’s common stock) at a price less than the exercise price of the Amazon Warrant. As a result of the issuance and sale by the Company of an additional 3,522,177 shares of common stock in the three months ended June 30, 2025 pursuant to the At-Market-Issuance Sales Agreement at prices below the exercise price of the Amazon Warrant, an antidilution adjustment to the terms of the Amazon Warrant occurred (see Note 8), resulting in the increase in the number of shares issuable under the Amazon Warrant by 3,097 shares of common stock and a reduction to the original strike price of the Amazon Warrant to $50.59 per share. In the three months ended September 30, 2025 the Company sold an additional 1,097,863 shares of common stock pursuant to the At-Market-Issuance Sales Agreement at prices below the exercise price of the Amazon Warrant, an antidilution adjustment to the terms of the Amazon Warrant occurred, resulting in the increase in the number of shares issuable under the Amazon Warrant by 983 shares of common stock and a reduction to the original strike price of the Amazon Warrant to $50.57 per share. As of September 30, 2025, there were 3,271,970 shares of common stock issuable under the Amazon Warrant.
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
In the three and nine months ended September 30, 2025, respectively 170,958, and 341,358 respectively Amazon Warrant shares vested. As of September 30, 2025, there were 2,501,662 Amazon Warrant shares vested.
Note 7. Commitments and Contingencies
Letters of Credit
In connection with certain office leasehold interests in real property located in San Francisco (350 Treat Ave and 2741 16th Street) the Company obtained letters of credit from certain banks as required by the lease agreements. If the Company defaults under the terms of the applicable lease, the lessor will be entitled to draw upon the letters of credit in the amount necessary to cure the default. The amounts covered by the letters of credit are collateralized by certificates of deposit, which are included in restricted cash on the unaudited condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. The outstanding amount of letters of credit was $1.4 million as of September 30, 2025 and December 31, 2024.
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
On August 25, 2023, a putative shareholder class action suit was filed in the Delaware Court of Chancery against six former officers and directors of Graf Acquisition LLC, the predecessor entity of Velodyne, as well as two other entities (one of which has since been dismissed without prejudice), entitled Berger v. Graf Acquisition, LLC, et al., No. C.A. 2023 0873 LWW. The Company, Graf Acquisition LLC and Velodyne are not named as defendants. The plaintiff, who was allegedly a GIC shareholder, asserts claims for breach of fiduciary duty and unjust enrichment in connection with the merger of GIC and Velodyne on September 29, 2020, and seeks damages, disgorgement and other recovery on behalf of the putative class of GIC shareholders in an unspecified amount. The Company is obligated to indemnify such former officers and directors under certain circumstances. While the Company does not believe the claims are meritorious, the parties agreed to a settlement in principle without any admission or concession of wrongdoing or liability by any of the defendants, subject to final documentation and approval by the court. As of June 30, 2025, the Company accrued the expected settlement expenses associated with this action. An insurance receivable allows the Company to recover the majority of the expected settlement expenses, resulting in a net charge that is immaterial to its consolidated statement of operations. On October 7, 2025, the court approved the settlement and subsequently entered final judgment and dismissed the case on October 8, 2025.
Ouster Litigation
On April 11, 2023, the Company filed a complaint in the District of Delaware alleging patent infringement of certain claims of the Company’s U.S. Patent Nos. 11,175,405, 11,178,381, 11,190,750, 11,287,515, and/or 11,422,236 against Hesai Group and Hesai Technology Co., Ltd. The complaint seeks monetary damages as well as the issuance of a permanent injunction. On May 30, 2023, the Court granted to stay the case pending the resolution, including all appeals, of In the Matter of Certain LiDAR (Light Detection and Ranging) Systems and Components Thereof, 337-TA-1363. On February 10, 2025, the parties filed a joint request to maintain the stay. Subject to the terms of a confidential decision in the arbitration described below, the Company dismissed without prejudice this case on April 11, 2025.
On May 17, 2023, Hesai Photonics Technology Co. Ltd. and Hesai Group (collectively “Hesai Photonics”) filed a request for arbitration with JAMS against the Company, Velodyne Lidar, Inc., Velodyne, LLC, and Oban Merger Sub II LLC. Hesai Photonics alleges that the Company is bound as a result of the Company’s 2023 merger with Velodyne Lidar, Inc. by the terms and conditions, including an obligation to arbitrate disputes, of a long-term, global cross-licensing settlement agreement signed in 2020 between Hesai Photonics and Velodyne Lidar, Inc. (“Velodyne-Hesai Settlement Agreement”). On June 13, 2023, the Company responded to the arbitration demand and denied all allegations. On March 28, 2025, the tribunal issued a confidential interim decision, finding that the Company was subject to the Velodyne-Hesai Photonics Settlement Agreement. On September 15, 2025, the tribunal issued a confidential final decision, affirming the earlier finding and deciding on fees.
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
The Company accrued $11.8 million in connection with the Velodyne Legacy and Ouster legal proceedings as of September 30, 2025.

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
On May 12, 2025, the Company entered into an At-Market-Issuance Sales Agreement (the “ATM Agreement”) with Oppenheimer & Co. Inc., pursuant to which the Company may offer and sell, from time to time, through or to the agent, acting as agent or principal, shares of the Company’s common stock, having an aggregate offering price of up to $100.0 million.
During the three months ended September 30, 2025, the Company sold 1,097,863 shares at a weighted-average sales price of $32.12 per share under the ATM Agreement, resulting in aggregate gross proceeds to the Company totaling approximately $36.0 million before deducting offering costs, sales commissions and fees. Aggregate net proceeds to the Company totaled approximately $35.3 million after deducting offering costs, sales commissions and fees.
During the nine months ended September 30, 2025, the Company sold 4,620,040 shares at a weighted-average sales price of $20.36 per share under the ATM Agreement, resulting in cumulative gross proceeds to the Company totaling approximately $96.0 million before deducting offering costs, sales commissions and fees. Cumulative net proceeds to the Company totaled approximately $94.1 million after deducting offering costs, sales commissions and fees. The Company plans to use the net proceeds from sales under the ATM Agreement for working capital and general corporate purposes.
The remaining availability under the ATM Agreement as of September 30, 2025 is approximately $4.0 million.
Note 9. Stock-based Compensation
As of September 30, 2025, the Company maintains five equity incentive plans: its Amended and Restated 2015 Stock Plan (the “2015 Plan”), the Sense Photonics, Inc. 2017 Equity Incentive Plan (the “Sense Plan”), the Velodyne Lidar, Inc. 2020 Equity Incentive Plan (the “Velodyne Plan”), its 2021 Incentive Award Plan (the “2021 Plan”) and its Amended and Restated 2022 Employee Stock Purchase Plan (the “2022 ESPP” and, collectively with the 2015 Plan, the Sense Plan, the Velodyne Plan and the 2021 Plan, the “Plans”).
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
The Company’s 2022 ESPP has been offered to all eligible employees since August 2022 and generally permits the eligible employees to purchase shares of our common stock at a discount through payroll deductions of up to 15% of their compensation during each offering period, subject to certain limitations.
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
During the nine months ended September 30, 2025, there were 201,534 shares of common stock issued under the 2022 ESPP.
The stock-based compensation expense for the 2022 ESPP is based on the estimated grant date fair value utilizing the Black-Scholes option valuation model of the 2022 ESPP shares and the number of shares that can be purchased as of the grant date, which is recognized as expense on a straight line expense attribution method over the length of an offering period.
Stock option activity for the nine months ended September 30, 2025 is as follows:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding—December 31, 2024	1,755,024	$7.55	5.72	$10,076
Options exercised	(43,904)	1.95
Options cancelled	(498)	1.95
Outstanding—September 30, 2025	1,710,622	$7.69	4.97	$33,347
Vested and expected to vest—September 30, 2025	1,710,622	$7.69	4.97	$33,347
Exercisable—September 30, 2025	1,710,622	$7.69	4.97	$33,347
The following table summarizes information about stock options outstanding and exercisable at September 30, 2025.

	Options Outstanding		Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$1.85	167,863	4.79	167,863
2.13	781,142	5.00	781,142
14.22	752,408	5.00	752,408
52.40	9,209	3.99	9,209
	1,710,622		1,710,622
Restricted Stock Units
A summary of RSU activity for the nine months ended September 30, 2025 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Unvested—December 31, 2024	3,464,764	$10.68
Granted	4,090,122	11.47
Canceled	(455,353)	10.47
Vested	(2,430,274)	11.62
Unvested—September 30, 2025	4,669,259	$10.91

Stock-based compensation expense is recognized on a straight-line basis over the vesting period of each award of RSUs. As of September 30, 2025, total compensation expense related to unvested RSUs granted to employees, but not yet recognized, was $40.6 million, with a weighted-average remaining vesting period of 1.9 years. RSUs settle into shares of common stock upon vesting.
Restricted Stock Awards
A summary of RSA activity for the nine months ended September 30, 2025 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Unvested—December 31, 2024	456,698	$11.28
Canceled	(68,072)	8.79
Vested	(388,626)	10.27
Unvested—September 30, 2025	—	$—
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
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense for all share-based awards in the unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$1,618	$1,345	$4,553	$3,468
Research and development	5,583	5,241	16,191	14,079
Sales and marketing	1,285	1,308	4,124	4,200
General and administrative	3,343	3,625	8,685	9,871
Total stock-based compensation	$11,829	$11,519	$33,553	$31,618
The following table summarizes stock-based compensation expense by award type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
RSUs	$10,834	$8,420	$30,138	$22,724
Stock Options	—	1,405	—	4,447
Employee stock purchase plan	221	510	852	1,529
RSAs	774	1,184	2,563	2,918
Total stock-based compensation	$11,829	$11,519	$33,553	$31,618

Note 10. Net Loss Per Common Share
The following table sets forth the computation of basic and diluted net loss per common share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(21,733)	$(25,590)	$(64,362)	$(73,308)
Denominator:
Weighted average shares used to compute basic and diluted net loss per share	57,976,375	47,684,363	54,997,009	45,287,763
Net loss per common share—basic and diluted	$(0.37)	$(0.54)	$(1.17)	$(1.62)
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
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	September 30,
	2025	2024
Options to purchase common stock	1,710,622	1,774,234
Public and private common stock warrants(1)	4,871,960	5,233,635
Restricted Stock Units	4,669,259	3,571,919
ESPP shares pending issuance	322,375	679,905
Restricted Stock Awards	—	724,935
Total	11,574,216	11,984,628
(1)Warrants to purchase shares of the Company’s common stock assumed by the Company in connection with the Velodyne Merger expired on September 29, 2025.
Note 11. Income Taxes
The Company recorded an income tax provision of $72 thousand and an income tax benefit of $3.3 million for the three and nine months ended September 30, 2025, respectively, and an income tax benefit of $37 thousand and an income tax provision of $0.2 million for the three and nine months ended September 30, 2024, respectively. The Company’s effective tax rate was (0.3)% and 4.9% for the three and nine months ended September 30, 2025, respectively, and was 0.1% and (0.3)% for the three and nine months ended September 30, 2024, respectively.
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
The income tax benefit recorded for the nine months ended September 30, 2025 primarily related to the resolution of an IRS examination of the Company’s 2017 and 2018 tax years offset by income taxes for its foreign operations. Due to tax losses and the offsetting valuation allowance, the income tax provision (benefit) for the three months ended September 30, 2025, and the three and nine months September 30, 2024 were immaterial to the Company’s unaudited condensed consolidated financial statements.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted. The OBBBA provides for significant U.S. tax law changes and modifications including making permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The enactment of OBBBA resulted in an immaterial impact on the income tax provision due to the Company’s valuation allowance and the Company does not expect that portions of OBBBA with future effective dates will have a material impact.

Note 12. Revenue
The majority of the Company’s revenue is recognized at the point in time when the customer obtains control of the respective digital lidar sensors. Revenue recognized over time is immaterial to total revenue recognized for any given period.
Revenue includes patent royalty revenues generated from a long-term intellectual property (“IP”) license agreement in the amount of $1.5 million that was recognized in the first quarter of 2025. The Company also expects to record future revenue from this agreement as it satisfies its performance obligations.
In certain customer arrangements, we are contractually entitled to reimbursement for import tariffs incurred on product shipments. Revenue including the tariff surcharge, and related tariff expense, is recorded gross in the income statement. These reimbursements are considered part of the transaction price under ASC 606 and are recognized as revenue on a gross basis. The corresponding tariff costs are recorded in cost of goods sold.
The following table presents total revenues by geographic area based on the location products were shipped to and services provided (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Americas	$26,348	$17,267	$66,312	$41,461
Asia and Pacific(1)	7,455	4,271	26,092	14,986
Europe, Middle East and Africa	5,722	6,537	14,802	24,562
Total	$39,525	$28,075	$107,206	$81,009
(1) In the nine months ended September 30, 2025, the Company recognized $1.5 million of patent royalty revenue from a long-term IP license agreement. Patent royalty revenue recognized in the three months ended September 30, 2025 was not material.
Countries that accounted for more than 10% of total revenue was as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
United States	65%	58%	60%	47%
Sweden	*	*	*	11%
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
Unbilled receivables
A receivable for multi-year licensing services is generally recorded upon invoicing. A receivable for multi-year license agreements is recorded upon delivery, whether or not invoiced, to the extent the Company has an unconditional right to receive payment in the future related to those licenses. As of September 30, 2025, the current portion of these unbilled receivables in the amount of $2.9 million, primarily consisting of unbilled receivables from multi-year license contracts, is included in “Accounts receivable, net” on the unaudited condensed consolidated balance sheet.
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

Contract Liabilities
Contract liabilities consist of deferred revenue, advanced payments and deposits from customers for goods and services that are yet to be provided. Deferred revenue includes billings in excess of revenue recognized related to product sales, licenses, extended warranty and other services revenue, and is recognized as revenue when the Company performs under the contract. The long-term portion of deferred revenue, mostly related to obligations under license arrangements and extended warranty, is classified as non-current contract liabilities and is included in other non-current liabilities in the Company’s unaudited condensed consolidated balance sheets. Customer advanced payments represent required customer payments in advance of product shipments according to a customer’s payment term. Customer advance payments are recognized as revenue when control of the performance obligation is transferred to the customer. Customer deposits represent consideration received from a customer which can be applied to future product or service purchases, or refunded.
Contract assets and liabilities are presented net at the individual contract level in the unaudited condensed consolidated balance sheet and are classified as current or non-current based on the nature of the underlying contractual rights and obligations. The following table presents our contract liabilities (in thousands):

	September 30, 2025	December 31, 2024

Contract liabilities, current
Deferred revenues from multi-year licensing agreements	$9,614	$10,922
Other contract liabilities	19,575	23,429

Contract liabilities, non-current portion
Deferred revenues from multi-year licensing agreements	$463	$627
Other contract liabilities	2,863	1,911
Total contract liabilities	$32,515	$36,889
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
Other contract liabilities primarily relate to a multi-year contract entered in 2023 with a customer to sell the Company’s products. During the three and nine months ended September 30, 2025, the Company partially satisfied the related performance obligation and recognized $0.9 million and $8.5 million of revenue, respectively, that was previously included in the contract liabilities balance. As of September 30, 2025, $12.5 million remained deferred until a future product delivery date.
The following table provides information about contract liabilities (remaining performance obligations) and the significant changes in the balances (in thousands):

	Nine Months Ended September 30,
	2025	2024
Beginning balance	$36,889	$17,852
Net revenue deferred in the period	5,984	9,405
Revenue recognized that was included in the contract liability balance at the beginning of the period	(10,358)	(1,780)
Ending balance	$32,515	$25,477

Note 13. Segment
The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The Chief Executive Officer reviews financial information including revenue, expenses and net loss presented on a consolidated basis, accompanied by certain supplemental information about significant expense categories for purposes of allocating resources and evaluating the Company’s financial performance. The Company operates as one reportable and operating segment, which relates to the sale and production of digital lidar sensors and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. The CODM assesses financial performance of the reportable segment and decides how to allocate resources based on the net loss that also is reported as the net loss attributable to the Company on the unaudited condensed consolidated statements of operations and comprehensive loss. The net loss is also used by our CODM to monitor actual results versus budget and prior periods amounts of our reportable segment and decide how to expand business or to return value to stockholders. The measure of the segment assets is reported on the unaudited condensed consolidated balance sheet as total assets.
The following table reflects the significant expenses of our reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenue	$39,525	$28,075	$107,206	$81,009
Less(1):
Product manufacturing costs	17,813	13,390	48,382	42,231
Stock based compensation and amortization expense	2,085	1,812	5,939	4,770
Other costs(2)	2,968	2,119	6,901	6,731
Research and development	17,777	15,127	49,909	43,365
Sales and marketing	7,441	7,197	20,842	20,807
General and administrative	15,692	15,938	50,136	41,684
Total other income, net	(2,590)	(1,881)	(7,192)	(5,488)
Provision for (benefit from) income taxes	72	(37)	(3,349)	217
Net loss	$(21,733)	$(25,590)	$(64,362)	$(73,308)
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2) Other costs primarily includes inventory excess and obsolescence, scrap, warranty, freight and other cost of revenue items.
Note 14. Subsequent Event
On October 23, 2025, the Company entered into an Agreement of Purchase and Sale and Joint Escrow Instructions to purchase certain real property and other intangible and personal property located at 2741 16th Street, San Francisco, California for $18.0 million (the “16th Street Purchase”). The Company has leased the premises located at 2741 16th Street since 2017. The Company will also enter into a Lease Termination Agreement with the Seller upon completion of the 16th Street Purchase, which is expected to take place in December 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our results of operations and financial condition of Ouster, Inc. (“we,” “us,” “our,” the “Company,” “Ouster”) should be read together with the information set forth in our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report, as well as our audited consolidated financial statements and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Ouster’s Annual Report on Form 10-K (the “2024 Annual Report”), filed with the SEC on March 21, 2025. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties, including with respect to the potential future impact of tax legislations, tariffs and other trade measures on the Company’s business and results of operations. Ouster’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in Ouster’s 2024 Annual Report as updated in Part II, Item 1A, “Risk Factors” herein and as may be further updated from time to time in the Company’s other subsequent filings with the SEC. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Overview
Ouster was founded in 2015 with the invention of our high-performance digital lidar. We are a global leader in high-performance lidar sensors and intelligent software solutions that bring Physical AI to life across the automotive, industrial, robotics, and smart infrastructure sectors. Physical AI transforms physical objects into intelligent systems that can see, think, and act directly with their environment. Ouster’s technology delivers performance, reliability, and affordability to accelerate the adoption of autonomous systems at scale and drive meaningful improvements in safety, efficiency, and sustainability. We are headquartered in San Francisco, California.
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
Our hardware product offering currently includes four models of sensors in our OS product line: the hemispheric field of view OSDome, the ultra-wide field of view OS0, the mid-range OS1, and the long-range OS2. Within our OS sensor models, we offer numerous customization options, all enabled by embedded software. For each of our models in the OS product line, we offer resolution options of 128 lines vertically (“channels”), 64 channels, or 32 channels, as well as many beam spacing options. In 2022, we launched our REV7 OS series scanning sensors, powered by the L3 chip. REV7 added the OSDome sensor, as well as upgraded OS0, OS1, and OS2 sensors that deliver double the range, enhanced object detection, increased precision and accuracy, and greater reliability compared to our prior generation sensors. We are currently developing our solid-state digital flash (“DF”) sensors, which is a suite of short, mid, and long-range solid-state digital lidar sensors that provide uniform precision imaging without motion blur across an entire field of view.
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
Employee Retention Credit. The employee retention credit (“ERC”), as originally enacted through the Coronavirus Aid, Relief, and Economic Security Act on March 27, 2020, is a refundable credit against certain employment taxes. The Company qualified for the ERC for the period between March 17, 2020 and September 30, 2021 and the Company received ERC credits in the amount of $5.5 million in the nine months ended September 30, 2025.
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

Cost of Revenue
Cost of revenue consists of the manufacturing cost of our lidar sensors, which primarily consists of sensor components, personnel-related expenses, including salaries, benefits, and stock-based compensation directly associated with our manufacturing organization, and amounts paid to our third-party contract manufacturers and vendors. Our cost of revenue also includes depreciation of manufacturing equipment, amortization of intangible assets, an allocated portion of overhead, facility and information technology (“IT”) costs, warranty expenses, excess and obsolete inventory, tariffs and shipping costs.
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
Income Taxes
Our income tax provision consists of federal, state and foreign current and deferred income taxes. Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in the quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on deferred tax assets as it is more likely than not that some, or all, of our deferred tax assets will not be realized. We continue to maintain a full valuation allowance against our U.S. Federal and state deferred tax assets, excluding specific balances due to the Velodyne Merger. For the nine months ended September 30, 2025, the Company recorded an income tax benefit of $3.3 million primarily related to the resolution of the Company’s IRS examination of its 2017 and 2018 tax years offset by income taxes for its foreign operations. The income tax provision (benefit) for three months ended September 30, 2025 and the three and nine months ended September 30, 2024 were not material to the Company’s unaudited condensed consolidated financial statements.
Results of Operations:
The results of operations presented below should be reviewed in conjunction with the unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report. The following table sets forth our unaudited condensed consolidated results of operations data for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(dollars in thousands)		(dollars in thousands)
Revenue	$39,525	$28,075	$107,206	$81,009
Cost of revenue(1)	22,866	17,321	61,222	53,732
Gross profit	16,659	10,754	45,984	27,277
Operating expenses(1):
Research and development	17,777	15,127	49,909	43,365
Sales and marketing	7,441	7,197	20,842	20,807
General and administrative	15,692	15,938	50,136	41,684
Total operating expenses	40,910	38,262	120,887	105,856
Loss from operations	(24,251)	(27,508)	(74,903)	(78,579)
Other income (expense):
Interest income	2,414	2,149	6,739	7,051
Interest expense	—	(342)	—	(1,823)
Other income, net	176	74	453	260
Total other income, net	2,590	1,881	7,192	5,488
Loss before income taxes	(21,661)	(25,627)	(67,711)	(73,091)
Provision for (benefit from) income taxes	72	(37)	(3,349)	217
Net loss	$(21,733)	$(25,590)	$(64,362)	$(73,308)

(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(dollars in thousands)		(dollars in thousands)
Cost of revenue	$1,618	$1,345	$4,553	$3,468
Research and development	5,583	5,241	16,191	14,079
Sales and marketing	1,285	1,308	4,124	4,200
General and administrative	3,343	3,625	8,685	9,871
Total stock-based compensation	$11,829	$11,519	$33,553	$31,618
The following table sets forth the components of our unaudited condensed consolidated statements of operations and comprehensive loss data as a percentage of total revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(% of total revenue)		(% of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	58	62	57	66
Gross profit	42	38	43	34
Operating expenses:
Research and development	45	54	47	54
Sales and marketing	19	26	19	26
General and administrative	40	56	47	51
Total operating expenses	104	136	113	131
Loss from operations	(62)	(98)	(70)	(97)
Other income (expense):
Interest income	6	8	6	9
Interest expense	—	(1)	—	(2)
Total other income, net	6	7	6	7
Loss before income taxes	(56)	(91)	(64)	(90)
Provision for (benefit from) income taxes	—	—	(3)	—
Net loss	(56)%	(91)%	(61)%	(90)%

Comparison of the three months ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,		Change	Change
	2025	2024	$	%
	(dollars in thousands)
Revenue by geographic location:
Americas	$26,348	$17,267	$9,081	53%
Asia and Pacific	7,455	4,271	3,184	75
Europe, Middle East and Africa	5,722	6,537	(815)	(12)
Total	$39,525	$28,075	$11,450	41%
Revenue
Revenue increased by $11.5 million or 41%, to $39.5 million for the three months ended September 30, 2025 from $28.1 million for the comparable period in the prior year. The increase in revenue was primarily driven by increased sensor volumes as customers increased their purchase levels compared to the prior year period, offset in part by lower ASPs.
Cost of Revenue

	Three Months Ended September 30,		Change	Change
	2025	2024	$	%
	(dollars in thousands)
Cost of revenue	$22,866	$17,321	$5,545	32%
Cost of revenue increased by $5.5 million, or 32%, to $22.9 million for the three months ended September 30, 2025 from $17.3 million for the comparable period in the prior year. The increase in cost of revenue was primarily attributable to higher product manufacturing, stock based compensation and tariff related costs.
Gross margin rose to 42% for the three months ended September 30, 2025 from 38% in the prior year period primarily as a result of lower excess and obsolete inventory charges.
Operating Expenses

	Three Months Ended September 30,		Change	Change
	2025	2024	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$17,777	$15,127	$2,650	18%
Sales and marketing	7,441	7,197	244	3
General and administrative	15,692	15,938	(246)	(2)
Total operating expenses	$40,910	$38,262	$2,648	7%
Research and Development
Research and development expenses increased by $2.7 million, or 18%, to $17.8 million for the three months ended September 30, 2025 from $15.1 million for the comparable period in the prior year. The increase is primarily attributable to Company’s continuing investment in the research and development of new product offerings and higher annual incentive compensation costs for employees engaged in research and product development function.
Sales and Marketing
Sales and marketing expenses increased by $0.2 million, or 3%, to $7.4 million for the three months ended September 30, 2025 from $7.2 million for the comparable period in the prior year. The increase was primarily attributable to the increase in sales and marketing compensation, personnel related expenses, offset in part by lower amortization of acquired customer relationship intangible assets.

General and Administrative
General and administrative expenses decreased by $0.2 million, or 2%, to $15.7 million for the three months ended September 30, 2025 from $15.9 million for the comparable period in the prior year. The decrease was primarily attributable to lower litigation and settlement activities.
Interest Income, Interest Expense and Other Income (Expense), Net

	Three Months Ended September 30,		Change	Change
	2025	2024	$	%
	(dollars in thousands)
Interest income	$2,414	$2,149	$265	12%
Interest expense	$—	$(342)	$342	(100)
Other income (expense), net	$176	$74	$102	138
The year-over-year increase in interest income was primarily due to interest income related to an IRS income tax refund received in the period and higher invested balances.
The year-over-year decrease in interest expense was due to having no outstanding debt in the three months ended September 30, 2025.
Other income (expense), net was not material for the three months ended September 30, 2025 and 2024.
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
Due to tax losses and the offsetting valuation allowance, the income tax provision (benefit) for three months ended September 30, 2025 and 2024 was immaterial to the Company’s unaudited condensed consolidated financial statements.
Comparison of the nine months ended September 30, 2025 and 2024
Revenue

	Nine Months Ended September 30,		Change	Change
	2025	2024	$	%
	(dollars in thousands)
Revenue	$107,206	$81,009	$26,197	32%

Revenue by geographic location:
Americas	$66,312	$41,461	$24,851	60%
Asia and Pacific	26,092	14,986	11,106	74
Europe, Middle East and Africa	14,802	24,562	(9,760)	(40)
Total	$107,206	$81,009	$26,197	32%
Revenue
Revenue increased by $26.2 million, or 32%, to $107.2 million for the nine months ended September 30, 2025 from $81.0 million for the comparable period in the prior year. The increase in revenue was primarily driven by increased sensor volumes as customers increased their purchase levels compared to the prior year period, and patent royalties from a long-term IP license agreement, offset in part by lower ASPs.

Cost of Revenue

	Nine Months Ended September 30,		Change	Change
	2025	2024	$	%
	(dollars in thousands)
Cost of revenue	$61,222	$53,732	$7,490	14%
Cost of revenue increased by $7.5 million, or 14%, to $61.2 million for the nine months ended September 30, 2025 from $53.7 million for the comparable period in the prior year. The increase in cost of revenue was primarily attributable to higher product manufacturing, stock based compensation and tariff related costs, partially offset by lower excess and obsolete inventory charges and a $1.7 million cost reduction associated with the ERC that was received in the nine months ended September 30, 2025.
Operating Expenses

	Nine Months Ended September 30,		Change	Change
	2025	2024	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$49,909	$43,365	$6,544	15%
Sales and marketing	20,842	20,807	35	—
General and administrative	50,136	41,684	8,452	20
Total operating expenses	$120,887	$105,856	$15,031	14%
Research and Development
Research and development expenses increased by $6.5 million, or 15%, to $49.9 million for the nine months ended September 30, 2025 from $43.4 million for the comparable period in the prior year. The increase is primarily attributable to Company’s continuing investment in the research and development of new product offerings and higher annual incentive compensation costs for employees engaged in research and product development function, offset in part by a $2.2 million cost reduction associated with an ERC that was received in the nine months ended September 30, 2025.
Sales and Marketing
Sales and marketing expenses of $20.8 million for the nine months ended September 30, 2025 were flat with the comparable period in the prior year. Increased sales and marketing compensation and personnel related expenses were offset in full by the $0.7 million ERC that was received in the nine months ended September 30, 2025.
General and Administrative
General and administrative expenses increased by $8.5 million, or 20%, to $50.1 million for the nine months ended September 30, 2025 from $41.7 million for the comparable period in the prior year. The increase was primarily attributable to higher litigation and settlement activities, partially offset by the $0.8 million ERC benefits, that were received in the nine months ended September 30, 2025.
Interest Income, Interest Expense and Other Income (Expense), Net

	Nine Months Ended September 30,		Change	Change
	2025	2024	$	%
	(dollars in thousands)
Interest income	$6,739	$7,051	$(312)	(4)%
Interest expense	—	(1,823)	1,823	(100)
Other income (expense), net	453	260	193	74
The year-over-year decrease in interest income was primarily attributable to lower cash and short-term investments balances and lower average rate of interest earned on held balances, offset in part by interest income earned on an IRS income tax refund and a delayed IRS payment related to ERC claims recognized during the nine months ended September 30, 2025.

The year-over-year decrease in interest expense was due to having no outstanding debt in the nine months ended September 30, 2025.
Other income (expense), net was not material for the nine months ended September 30, 2025 and 2024.
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
For the nine months ended September 30, 2025, the Company recorded an income tax benefit of $3.3 million primarily related to the resolution of the Company’s IRS examination of its 2017 and 2018 tax years, partially offset by income taxes for its foreign operations. Due to tax losses and the offsetting valuation allowance, the income tax provision for the nine months ended September 30, 2024 was immaterial to the Company’s unaudited condensed consolidated financial statements.
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
As of September 30, 2025, we had an accumulated deficit of $977.4 million and cash, cash equivalents, restricted cash and short-term investments of $247.2 million. Management believes that our existing sources of liquidity will be sufficient to fund our operations for at least twelve months from the date of this Quarterly Report. However, we may need to raise additional capital in the future to support our operations.
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

During the nine months ended September 30, 2025, we sold 4,620,040 shares at a weighted-average sales price of $20.36 per share, resulting in cumulative gross proceeds to us totaling approximately $96.0 million before deducting offering costs, sales commissions and fees. Cumulative net proceeds to us totaled approximately $94.1 million after deducting offering costs, sales commissions and fees. We plan to use the net proceeds from this offering for working capital and general corporate purposes.
The remaining availability under the ATM Agreement as of September 30, 2025 is approximately $4.0 million.
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the unaudited condensed consolidated balance sheet as of September 30, 2025, while others are considered future commitments. Our contractual obligations primarily consist of non-cancelable purchase commitments with various parties to purchase goods or services, primarily inventory, entered into in the normal course of business and operating leases. For information regarding our other contractual obligations, refer to Note 7. Commitments and Contingencies and Note. 14. Subsequent Event to our unaudited condensed consolidated financial statements included in this Quarterly Report as well as Note 8. Leases and Note. 9 Commitments and Contingencies in Part II, Item 8 of our 2024 Annual Report.
Cash Flow Summary
The following table summarizes our cash flows from continuing operations for the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(dollars in thousands)
Net cash (used in) provided by:
Operating activities	$(24,530)	$(31,133)
Investing activities	$(31,567)	$34,858
Financing activities	$97,328	$(9,434)
Operating Activities
During the nine months ended September 30, 2025, operating activities used $24.5 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $64.4 million, offset by our non-cash charges of $42.4 million, primarily consisting of depreciation and amortization of $5.7 million, stock-based compensation of $33.6 million and amortization of right-of-use asset of $3.9 million, partially offset by accretion or amortization on short-term investments of $2.4 million. The changes in our operating assets and liabilities of $2.5 million were primarily due to an increase in accounts receivable of $2.9 million, an increase in inventory of $0.5 million, an increase in prepaid expenses and other assets of $5.9 million, an increase in accounts payable of $9.2 million, an increase in accrued and other liabilities of $6.1 million, a decrease in contract liabilities of $4.4 million and decrease in operating lease liability of $5.0 million.
During the nine months ended September 30, 2024, operating activities used $31.1 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $73.3 million, offset by our non-cash charges of $39.6 million, primarily consisting of depreciation and amortization of $7.8 million, stock-based compensation of $31.6 million, amortization of right-of-use asset of $3.6 million and inventory write down of $0.8 million. The changes in our operating assets and liabilities of $2.6 million were primarily due to a decrease in accounts receivable of $0.4 million, decrease in inventory of $3.9 million, a decrease in prepaid expenses and other assets of $22.5 million, an increase in accounts payable of $2.3 million and a decrease in accrued and other liabilities of $29.5 million.
Investing Activities
During the nine months ended September 30, 2025, cash used by investing activities was $31.6 million, consisting primarily of purchases of short-term investments of $118.4 million partially offset by $90.0 million proceeds from sales of short-term investments.
During the nine months ended September 30, 2024, cash provided by investing activities was $34.9 million, consisting primarily of $122.1 million proceeds from short-term investments, partially offset by purchases of short-term investments of $85.6 million.

Financing Activities
During the nine months ended September 30, 2025, cash provided by financing activities was $97.3 million, primarily from the issuance of common stock under the ATM Agreement.
During the nine months ended September 30, 2024, cash used by financing activities was $9.4 million, consisting primarily of $44.0 million from repayment of the UBS Agreement, partially offset by $33.8 million of proceeds from the issuance of common stock under the Former ATM Agreement
Critical Accounting Policies and Estimates
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
Interest Rate Risk
As of September 30, 2025, we had cash and cash equivalents, restricted cash and short-term investments of $247.2 million, of which $59.8 million consisted of institutional money market funds, $76.1 million commercial paper, and $81.3 million consisted of corporate debt and U.S. government agency securities, all of which carries a degree of interest rate risk. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes.
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
On August 12, 2024, we repaid in full, with cash on hand, all outstanding indebtedness and terminated all commitments and obligations under the UBS Agreement. As of September 30, 2025, we had no debt outstanding and therefore are not exposed to interest rate risk with respect to debt.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025 due to the material weaknesses in our internal control over financial reporting described below.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Changing the Company’s business and supply chain in accordance with new or changed restrictions on international trade can be expensive, time-consuming and disruptive to the Company’s business and results of operations. Such new restrictions have been and may in the future be announced with little or no advance notice, which have created, and may in the future create, uncertainty and the Company may not be able to effectively mitigate any or all adverse impacts from such measures. For example, in 2025, new tariffs have been announced on certain imports to the United States (the “U.S. Tariffs”), including additional tariffs on imports from Thailand, Canada, China, and Mexico, among others. In response, several countries have imposed, or threatened to impose, reciprocal tariffs on imports from the U.S. and other retaliatory measures. Various modifications and delays to the U.S. Tariffs have since been announced and further actions may be taken in the future, which may include additional sector-based tariffs or other measures. The ultimate resolution and consequences of the trade policy developments, and their impact on the Company continues to be uncertain and will depend on several factors, including whether additional or incremental U.S. Tariffs or other measures are announced, imposed or delayed, to what extent other countries implement tariffs or other retaliatory measures in response, and the overall magnitude and duration of these measures. If disputes and conflicts further escalate, actions by governments in response could be significantly more severe and restrictive.
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
Our inability to effectively manage the adverse impacts of the foregoing, including changing U.S. and foreign trade policies, could materially and adversely impact our consolidated financial condition, results of operations and stock price.
Our obligations as a public company impose significant costs on us, which are expected to increase at such time as we qualify as a large accelerated filer.
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

Following new guidance from the SEC issued in August 2025, we now expect to qualify as a non-accelerated filer for the fiscal year ending December 31, 2026. As a result, we do not anticipate that our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for the year ending December 31, 2025 pursuant to Section 404(b) of the Sarbanes-Oxley Act. However, at such time as we become an accelerated or a large accelerated filer in the future, we expect that this will continue to require significant resources and it is likely to place considerable strain on our financial and management systems, processes and controls, as well as on our personnel. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the stock exchange on which our securities are listed or other regulatory authorities, which would require additional financial and management resources.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Trading arrangements and policies.
On August 20, 2025, Megan Chung, the Company’s General Counsel and Secretary, executed a Rule 10b5-1 instruction letter that constitutes a “Rule 10b5-1 trading arrangement” intended to satisfy the affirmative defense of Rule 10b5-1(c)(1) of the Exchange Act, providing for the sale of the number of shares necessary to satisfy her tax withholding obligations upon the future settlement of all restricted stock units or vesting of restricted stock. The instruction letter becomes effective on November 19, 2025 and does not include a termination date.
On August 19, 2025, Darien Spencer, the Company’s Chief Operating Officer, executed a Rule 10b5-1 instruction letter that constitutes a “Rule 10b5-1 trading arrangement” intended to satisfy the affirmative defense of Rule 10b5-1(c)(1) of the Exchange Act, providing for the sale of the number of shares necessary to satisfy his tax withholding obligations upon the future settlement of all restricted stock unit or vesting of restricted stock. The instruction letter becomes effective on November 18, 2025 and does not include a termination date.
On August 20, 2025, Kenneth Gianella, the Company’s Chief Financial Officer, executed a Rule 10b5-1 instruction letter that constitutes a “Rule 10b5-1 trading arrangement” intended to satisfy the affirmative defense of Rule 10b5-1(c)(1) of the Exchange Act, providing for the sale of the number of shares necessary to satisfy his tax withholding obligations upon the future settlement of all restricted stock units or vesting of restricted stock. The instruction letter becomes effective on November 19, 2025 and does not include a termination date.
On September 8, 2025, Stephen Skaggs, a member of the Company’s Board of Directors, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K. The plan provides for the periodic sale of up to 20,000 shares of common stock between February 5, 2026 and December 31, 2026.
Other than as described above, during the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference

		Form	File No.	Exhibit	Filing Date	Filed/ Furnished herewith
2.1†	Agreement and Plan of Merger, dated as of December 21, 2020, by and among the Company, Beam Merger Sub, Inc. and Ouster, Inc.	S-4/A	333-251611	2.1	2/10/2021
2.2†	Agreement and Plan of Merger, dated November 4, 2022, by and among Velodyne Lidar, Inc., Ouster, Inc., Oban Merger Sub, Inc. and Oban Merger Sub II LLC.	8-K	001-39463	2.1	11/7/2022
3.1	Certificate of Incorporation of Ouster, Inc.	S-4 POS	333-251611	3.1	3/10/2021
3.2	Certificate of Amendment to Certificate of Incorporation of Ouster, Inc.	8-K	001-39463	3.1	4/20/2023
3.3	Second Amended and Restated Bylaws of Ouster, Inc. (effective as of April 18, 2024)	8-K	001-39463	3.1	4/22/2024
4.1	Warrant Agreement, dated October 14, 2018, by and between Continental Stock Transfer & Trust Company and Velodyne Lidar, Inc.	8-K	001-38703	4.1	10/18/2018
4.2	Warrant to Purchase Common Stock of Velodyne Lidar, Inc., by and between Velodyne Lidar, Inc. and Amazon.com NV Investment Holdings LLC, dated as of February 4, 2022	8-K	001-38703	4.1	2/7/2022
10.1	Form of Indemnification Agreement					*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
____________

†	The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ouster, Inc.
Date: November 5, 2025	By:	/s/ Kenneth P. Gianella
	Name:	Kenneth P. Gianella
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)