Form 10-Q/A
period 2025-09-30
Ouster, Inc.
filed 2025-11-07
CIK 1816581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-Q/A
(this “Amendment”) amends the Quarterly Report on Form
10-Q
for Ouster, Inc. (“Company”) for the period ended September 30, 2025 filed with the Securities and Exchange Commission on November 5, 2025 (the “Original Filing”). This Amendment is being filed to revise Part II “Item 5. Other Information” by adding one Rule
10b5-1
trading arrangement entered into during the quarter ended September 30, 2025 by Theodore L. Tewksbury Ph.D., Chair of the Company’s Board of Directors, adopted on August 12, 2025, which was inadvertently omitted from the disclosure included in the Original Filing.
In addition, as required by Rule
12b-15
of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, under Part II, Item 6 “Exhibits” hereof, pursuant to Rule
13a-14(a)
or
15d-14(a)
of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002, as amended), as no financial statements are being filed with this Amendment.
Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in Original Filing or reflect any events that have occurred after the Original Filing was made. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Filing was made. No changes have been made to the financial statements of the Company as contained in the Original Filing. Accordingly, this Amendment should be read together with the Original Filing and the Company’s other filings with the SEC.

PART II
OTHER INFORMATION
Item 5. Other Information
(c) Trading arrangements and policies.
On
August 20, 2025
, Megan Chung, the Company’s General Counsel and Secretary, executed a Rule
10b5-1
instruction letter that constitutes a “Rule
10b5-1
trading arrangement” intended to satisfy the affirmative defense of Rule
10b5-1(c)(1)
of the Exchange Act, providing for the sale of the number of shares necessary to satisfy her tax withholding obligations upon the future settlement of all restricted stock units or vesting of restricted stock. The instruction letter becomes effective on November 19, 2025 and does not include a termination date.
On
August 19, 2025
, Darien Spencer, the Company’s Chief Operating Officer, executed a Rule
10b5-1
instruction letter that constitutes a “Rule
10b5-1
trading arrangement” intended to satisfy the affirmative defense of Rule
10b5-1(c)(1)
of the Exchange Act, providing for the sale of the number of shares necessary to satisfy his tax withholding obligations upon the future settlement of all restricted stock unit or vesting of restricted stock. The instruction letter becomes effective on November 18, 2025 and does not include a termination date.
On
August 20, 2025
, Kenneth Gianella, the Company’s Chief Financial Officer, executed a Rule
10b5-1
instruction letter that constitutes a “Rule
10b5-1
trading arrangement” intended to satisfy the affirmative defense of Rule
10b5-1(c)(1)
of the Exchange Act, providing for the sale of the number of shares necessary to satisfy his tax withholding obligations upon the future settlement of all restricted stock units or vesting of restricted stock. The instruction letter becomes effective on November 19, 2025 and does not include a termination date.
On
August 12, 2025
, Theodore L. Tewksbury Ph.D., the Chair of the Company’s Board of Directors, adopted a “Rule
10b5-1
trading arrangement” as defined in Item 408(a) of Regulation
S-K.
The plan provides for the periodic sale of up to 6,780 shares of common stock between
November 11, 2025
and August 12, 2026.
On
September 8, 2025
, Stephen Skaggs, a member of the Company’s Board of Directors, adopted a “Rule
10b5-1
trading arrangement” as defined in Item 408(a) of Regulation
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
S-K.

Item 6. Exhibits.
The following exhibits are filed with this Quarterly Report on Form
10-Q/A:

Exhibit Number	Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed/ Furnished herewith

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ouster, Inc.

Date: November 7, 2025	By:	/s/ Kenneth P. Gianella
	Name:	Kenneth P. Gianella
	Title:	Chief Financial Officer ( principal financial officer and principal accounting officer )