Form 10-K
period 2025-12-31
Ouster, Inc.
filed 2026-03-02
CIK 1816581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,309.7 million. The registrant is no longer a smaller reporting company for the fiscal year ended December 31, 2026, but relies on applicable exemptions as a former smaller reporting company (through December 31, 2025) in this Annual Report on Form 10-K.
The registrant had 62,803,991 shares of common stock outstanding as of February 25, 2026.
Documents Incorporated by Reference:
Specifically identified portions of the registrant’s definitive proxy statement relating to its 2026 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. The registrant's definitive proxy statement will be filed with the U.S. Securities and Exchange Commission (the “SEC”) within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Annual Report on Form 10-K may be forward-looking statements. The words “anticipates,” “believe(s),” “could,” “contemplates,”, “continue,” “expects,” “estimates,” “forecasts,” “intends,” “may,” “plans,” “projects,” “predicts,” “potential” “should,” “targets,” or “will” and similar expressions or the negative of these terms or expressions are intended to identify forward-looking statements, though not all forward-looking statements use these words or expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements regarding our ability to maintain or grow our global sales and bolster our financial position; impacts from our recent acquisition of Stereolabs SAS; our expected contractual obligations and capital expenditures; the capabilities of and demand for our products; our anticipated new product launches and updates of existing products and anticipated impacts from recent product launches; our future results of operations and financial position; industry and business trends; the impact of market conditions and other macroeconomic factors on our business, financial condition and results of operation; expectations regarding legal proceedings; our future business strategy, plans, distribution partnerships, market growth and our objectives for future operations.
The forward-looking statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
GENERAL
Unless the context otherwise requires, references in this Annual Report on Form 10-K to “we”, “our”, “Ouster” and “the Company” refer to the business and operations of Ouster, Inc. and its consolidated subsidiaries. The Company was incorporated in the Cayman Islands on June 4, 2020 as “Colonnade Acquisition Corp.”, Following the closing of a business combination between the Company and Ouster Technologies, Inc. (formerly, Ouster, Inc.) in March 2021 (the “Colonnade Merger”), the Company domesticated as a Delaware corporation and changed its name to Ouster, Inc. References to “CLA” refer to the Company prior to the business combination. Ouster Technologies, Inc., the Company’s operating predecessor was founded on June 30, 2015.
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

Part I
Item 1. Business.
Overview
Ouster, Inc. is a leader in sensing and perception for Physical Artificial Intelligence (Physical AI). Ouster enables machines to “Sense, Think, Act, and Learn” and independently execute tasks without human intervention. Physical AI allows machines to move beyond fixed, preprogrammed behavior into adaptive, intelligent action by focusing on perception, understanding, and learning from the physical world. As a pioneer in Physical AI, Ouster offers a unified sensing and perception platform that combines high-performance digital lidar, cameras, AI compute, sensor fusion and perception software, and cutting-edge AI models to our customers.
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
We envision a future where our technology that combines sensing, compute, applications and artificial intelligence will become universal for empowering 3D perception capabilities within robots, cars, trucks, and drones, as well as factories, warehouses, roads, sidewalks, public spaces, retail stores, stadiums, docks, and airport terminals. We believe our patents and ongoing development of perception, analytics, mapping, and localization software will better position us in this evolutionary environment.
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
Ouster's mission is to make the physical world safer and more efficient. As a leader in sensing and perception we bring Physical AI to life, with a foundational end-to-end sensing and perception platform and delivering intelligent digital lidar and camera solutions that improve quality of life in the physical world.

Intellectual Property
We believe our success, competitive advantages, and growth prospects depend in part upon our ability to develop and protect our core technology and intellectual property (“IP”). Being at the forefront of innovation in the lidar market depends in part on our ability to obtain and maintain intellectual property rights relating to our digital and analog products and solutions, including our software, real-time 3D vision for autonomous systems, manufacturing processes, and calibration methodology. The Company owns and controls various intellectual property rights, including patents, designs, copyrights, trademarks, trade names, trade secrets and other forms of intellectual property rights in the U.S. and various foreign countries. The Company regularly files applications to protect innovations arising from its research, development, design and marketing, and has accumulated a large portfolio of issued and registered intellectual property rights around the world. The Company licenses certain patents and receives annual royalties. We do not consider any single patent, trademark, or intellectual property right or a license for intellectual property right as solely or materially responsible for protecting the Company’s product offerings or business.
We protect our proprietary rights through agreements with our commercial partners, supply chain vendors, employees, and consultants, and by closely monitoring the developments and products in the industry. In addition to seeking intellectual property protection originating from us, we continually evaluate opportunities to acquire or in-license intellectual property (inclusive of patents) to the extent we believe such intellectual property are useful or relevant to our business. By leveraging our deep knowledge of lidar technology, we have invented and patented an integrated, semiconductor-based lidar technology, which for our digital products consists of the following key features:
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
Our Product Portfolio
Ouster offers a unified platform of high-performance digital lidar, cameras, AI compute, sensor fusion and perception software, and cutting-edge AI models. Using an array of eye-safe lasers, our lidar solutions provide exceptional depth accuracy and perform exceedingly well in dark and obscure conditions. Cameras complement this by providing high resolution context, color, and texture, providing further data to interpret complex environments. Compared to radar, lidar and cameras provide better resolution, perceiving objects’ shapes for superior object detection and classification. Lidar systems are designed to detect pedestrians equally well during daytime and nighttime conditions because the systems provide self-illumination by means of laser beams.
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
On February 4, 2026, Ouster acquired Stereolabs SAS (“Stereolabs”), a developer, manufacturer and seller of AI camera vision and perception solutions. The acquisition expanded the Company's product portfolio, and is expected to further strengthen its software capabilities and accelerate customer development. With this acquisition, Ouster now offers Physical AI's first unified sensing and perception platform, combining high-performance digital lidar, cameras, AI compute, sensor fusion and perception software, and cutting-edge AI models. This acquisition provides Ouster the ability to deliver foundational end-to-end sensing and perception platform for Physical AI.
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
Velodyne product lines
We also offer certain surround-view lidar sensors that Velodyne previously marketed prior to the Velodyne Merger. These scanning lidar products include the VLP-16, VLP-16 Lite, VLP-16 Hi-Res, VLP-32, and VLS-128, and are in the final stages of their product lifecycle. We stopped manufacturing these products in 2025.
Ouster Gemini
Ouster Gemini is a perception platform designed for smart infrastructure deployments like security, yard management, and crowd analytics, and is optimized exclusively for Ouster’s digital lidar sensors. The Gemini platform consists of OS series lidar sensors, edge processor hardware, perception software, and cloud analytics.
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
BlueCity
BlueCity is a Gemini-powered solution for traffic operations, planning, and safety. In addition to traffic signal actuation, BlueCity provides real-time data analytics and predictions, which can be used to improve traffic and crowd flow efficiency, improve urban planning, advance sustainability, and protect vulnerable road users in a wide range of weather and lighting conditions.
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
ZED Cameras and Sensing and Perception Platform
With the acquisition of Stereolabs, Ouster now offers ZED cameras and AI Compute. ZED is a high-performance camera that provides 2D and 3D color data with ultra-low latency. The ZED cameras leverage Stereolabs’ Neural Depth engine that delivers up to a 10x sensing price-to-performance advantage over traditional cameras. These products have been ruggedized for harsh industrial conditions with a compact form factor that simplifies robotics integration. The embedded AI compute hardware facilitates native, real-time sensor fusion at the edge.

Product Roadmap And Development
We continue to invest in growing our digital lidar, camera, and compute product portfolio and increasing the capabilities of our sensing and perception platform and our software solutions.
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
Our Customers
We target four markets globally: automotive, industrial, robotics, and smart infrastructure. For the year ended December 31, 2025, two customers accounted for more than 10% of our revenue.
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
High performance at a competitive price
As we introduce future generations of our proprietary SoC, we expect to be able to offer improved resolution, range, precision, and reliability, and unlock new data types. Our simple digital architecture shared across our products has allowed for a single manufacturing process and common supply chain for all of our sensor models that we believe results in cost advantages that help us offer lower prices to our customers while maintaining gross margins.
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
Visionary management team
Innovation is central to our corporate culture. Ouster’s co-founders Angus Pacala and Mark Frichtl have over two decades of combined experience in lidar engineering. In collaboration with our seasoned executive management team, they drive our vision and corporate strategy. We believe that the digital lidar technology invented by our founders will continue to drive significant improvements in autonomous technology. As the Company has developed, we have built a strong and stable supporting team, with long-tenured leaders in sales, marketing, operations, engineering, manufacturing, legal and finance.
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
With the acquisition of Stereolabs, we are expanding our product portfolio to featuring new camera vision solutions and AI compute. Ouster is positioned to secure a greater share of the sensing and perception market, including new high-growth use cases such as humanoid robotics, industrial automation, and visual inspection.
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
Pursue strategic transactions
We have explored and may continue to explore strategic acquisitions, mergers or other transactions as a means to improve our competitive position. For example, in February 2023, we completed our merger of equals with Velodyne which helped us to strengthen our financial position, technology portfolio and software offering, and in February 2026, we completed our acquisition of Stereolabs, which is intended to help us broaden our Physical AI offerings by adding vision-based perceptions systems to our portfolio. While we see significant and growing demand for our products today, we believe selective transactions can create more expansive use cases for our products, provide greater access to target markets, improve our operating efficiency, or accelerate our product roadmap.
Manufacturing
Our San Francisco, California facility manufactures sensors, including new product introductions: Buy America and Buy American-compliant sensors. For higher volume manufacturing where we can leverage bigger companies’ resources, we have invested in relationships with key manufacturing partners Benchmark and Fabrinet. We have also invested a significant amount of time and resources in streamlining our production process. Our optical alignment processes are partially or completely automated, which reduces manufacturing time and increases our production output. Our sensors also undergo application-focused final testing, which allows us to understand the real-world performance of our sensors before they are shipped to customers. We continue to invest in building manufacturing process control systems, which provide real-time production information on the sensors produced at the facilities in Thailand and San Francisco through integrated data stores and dashboards. This streamlined production process aims at lowering manufacturing costs.
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
We take a targeted marketing approach to each of our four focused markets. We develop and publish digital content designed to educate our audience on how to use Ouster’s products, and selectively use other channels and advertising methods to attract customers. We leverage opportunities to present and speak at market-specific conferences, executive events, trade shows and industry events to further develop our brand and reputation. These opportunities also allow us to showcase our technology and attract additional customer interest. Through customer feedback, industry events and strategic relationships, we continue to identify the evolving needs of our customers and, as a result, develop new and improved solutions. In addition, we have a robust social media presence and are investing in various digital marketing strategies and tools to further reach customers as well as build our brand. We also sponsor universities and other non-profit organizations to increase awareness of our technology and showcase its capabilities.
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
Government Regulation
Our worldwide business activities are subject to the various laws, rules, and regulations of the United States as well as of foreign governments. Compliance with laws, rules, and regulations has not had a material effect upon our competitive position but changes to laws, rules, and regulations, and enforcement of such, including but not limited to those pertaining to export controls, foreign exchange controls and cash repatriation restrictions, taxes, tariffs, IP ownership and infringement, cybersecurity, data privacy requirements, AI use and ethics, competition and antitrust, business acquisition, advertising, anti-corruption, climate change, environmental, health and safety requirements, employment, and product regulations, could impact our competitive position or otherwise have adverse impact on our business in subsequent periods (see Part I, Item 1A. Risk Factors).
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
Our products and solutions are also subject to U.S. and foreign trade and customs product classifications, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Rising geopolitical tensions have led to new and/or increased compliance costs associated with export control laws and regulations and economic sanctions that impose licensing requirements or prohibition of the shipment of certain products to countries, governments, entities and persons. Adherence to these requirements could adversely affect our business and financial results, including ability to sell or ship our inventory of products or develop replacement products not subject to export control regulations, effectively excluding us from certain countries or regions.

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
This is not an exhaustive list of laws, rules, and regulations. Compliance with these laws, rules and regulations may require us to incur significant costs to comply, including obtaining permits, licenses, inspections of our facilities and products, and implementation of additional internal controls and additional oversight obligations.
Human Capital
As of December 31, 2025, we employed 204 people on a full-time basis in the United States and 116 people on a full-time basis internationally, either directly through our international subsidiaries or through a professional employer organization. We also engaged a certain number of consultants and independent contractors to supplement our permanent workforce. None of our employees are currently represented by a labor union or covered by collective bargaining agreements. We believe we have strong and positive relations with our employees.
Inclusion and Belonging. To attract, motivate and retain a highly-skilled workforce throughout our organization, we are focused on facilitating a safe and inclusive work environment that leverages the capabilities of our employees and encourages diversity of thought. In furtherance of these objectives, we provide training in various topics including anti-harassment, ethics and regulatory compliance for our employees to promote a healthy and inclusive organizational culture. The Company is committed to the principles of equal employment and non-harassment. We are committed to complying with all federal, state, and local laws providing equal employment opportunities, and all other employment laws and regulations.
Employee engagement. We prioritize employee engagement and value employee feedback, which we gauge through periodic employee engagement surveys that help us monitor both engagement and satisfaction and provides an additional reference point for evaluating initiatives aimed at enhancing our employees’ experience.
Compensation and Benefits. We offer what we consider attractive compensation and benefit packages. This may include depending on location and eligibility, paid time-off, 401(k) plan with a Company match (subject to the IRS annual limit), stock-based awards, employee stock purchase plan, health and wellness programs, and other benefits. Our long-term equity compensation is intended to align management interests with those of our stockholders and to encourage the creation of long-term value.
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
We have experienced net losses in each year since our inception. In the years ended December 31, 2025 and 2024, we incurred net losses of $60.4 million and $97.0 million, respectively. We expect to continue to incur losses for the foreseeable future as we expand our product offering and continue to scale our commercial operations and research and development program. As of December 31, 2025, we had an accumulated deficit of $973.4 million. Even if we are able to increase the sales of our products, there can be no assurance that we will be profitable.
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
Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new and effective products at an opportune time that may then achieve market acceptance. To remain competitive, we continue to develop new products and expand our existing product offerings. For instance, in January 2023, we announced the release of our software, Ouster Gemini, a cloud-backed digital lidar perception platform for crowd analytics, security, and intelligent transportation systems. Since then, we have continued to improve Ouster Gemini and its ability to detect, classify, and track moving objects in real-time using the 3D data from a single or multiple fused Ouster lidar sensors. In connection with the development of our products, we incur and expect to continue to incur substantial R&D costs, which may increase over time. Our R&D expenses were $65.2 million and $58.1 million during the years ended December 31, 2025 and 2024, respectively. R&D expenditures will adversely affect our results of operations in the future.
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
We may require additional capital in order to execute on our business plan, and we may require additional capital to fund our R&D efforts and to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions or unforeseen circumstances and we may determine to utilize an “at-the-market” offering program or engage in other equity or debt financings or enter into credit facilities for other reasons. In order to stay on our growth trajectory and further business relationships with current or potential customers or partners, or for other reasons, we may issue equity or equity-linked securities to such current or potential customers or partners. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all, particularly in an uncertain economic environment. We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

If we raise additional funds through the issuance of equity or convertible debt, including through an “at-the-market” offering program, or other equity-linked securities or if we issue equity or equity-linked securities to current or potential customers to further business relationships, our existing stockholders could experience significant dilution. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited and our business results and operations could be materially and adversely affected.
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
Our forecasts of market growth and estimates of total addressable market may not be accurate.
Market opportunity estimates and growth forecasts included in this Annual Report on Form 10-K and in our other public disclosures are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The forecasts and estimates relating to the expected size and growth of the markets for lidar-based technology and sensing and perception solutions may prove to be inaccurate. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our future growth is subject to many factors, including market adoption of our products, which is subject to many risks and uncertainties. Accordingly, the forecasts and estimates of market size and growth described in this Annual Report on Form 10-K and in our other public disclosures, should not be taken as indicative of our future growth.

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
•uncertainty regarding the trade relationships among the United States, Canada, Thailand, China and Taiwan, as well as other countries, and related impacts to our supply chain;
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
•stringent regulation of the autonomous or other systems or products using our products and stringent consumer protection and product compliance regulations, including but not limited to General Data Protection Regulation in the European Union, European competition law, the Restriction of Hazardous Substances Directive, the Waste Electrical and Electronic Equipment Directive and the Ecodesign for Sustainable Products Regulation that are costly to comply with and may vary from country to country;
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
We have experienced, and may experience in the future, unexpected cancellations of major purchases of our products, which has affected and may adversely affect our results of operations. Prospective customers across our target markets generally must make significant commitments of resources to test and validate our products and confirm that they can be integrated with other technologies before including them in any particular system, product or model. Our products must meet customer specifications for quality, reliability and performance. Integration of our products may reveal errors, defects or incompatibilities with other sensing modalities that, if we are unable to correct them, may result in loss of customers, loss of market share, damage to our brand and reputation, increased service and replacement costs, lack of profitability, and constitute a hindrance to market acceptance. Although our agreements may contain provisions that aim at limiting our liability for damages resulting from defects in our products, such limitations and disclaimers may not be enforceable or otherwise effectively protect us from such claims, and we may have to indemnify our customers against liabilities arising from defects in our products or in their solutions that incorporate our products. These liabilities may also include costs incurred by our channel partners or end users to correct problems or replace our products, which could adversely affect our operating results and business prospects. These inherent operational risks are all the more important since the development cycles of our products with new customers vary widely depending on the application, market, customer and the complexity of the product. In our four target markets, development cycles can be six months to seven or more years. These development cycles require us to invest significant resources prior to realizing any revenue from the commercialization. Our revenue growth may be impaired if the system, product or vehicle model that includes our products is unsuccessful, including for reasons unrelated to our technology or software. Long development cycles and product cancellations or postponements may adversely affect our business, results of operations and financial condition.

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
We sell our products directly to businesses of a range of sizes, including small and mid-sized businesses. Our outstanding trade receivables are not covered by collateral, third-party bank support or financing arrangements, or credit insurance. Our exposure to credit and collectability risk on our trade receivables is higher in certain international markets and our ability to mitigate such risks may be limited. We also have unsecured supplier non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture sub-assemblies or assemble final products for us. In addition, from time to time, we may make prepayments associated with long-term supply agreements to secure supply of inventory components. While we are implementing procedures to monitor and limit exposure to credit risk on our trade and supplier non-trade receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses.
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
We rely on third-party manufacturers, including Benchmark and Fabrinet, to supply a substantial portion of our products. These arrangements are intended to lower our operating costs, but they also reduce our direct control over production and distribution. This diminished control may have an adverse effect on the quality or quantity of products or services, or our flexibility to respond to changing conditions. If Benchmark or any of our third-party component suppliers or logistics and transportation partners experience interruptions, delays or disruptions in supplying their products or services, including by natural disasters, trade restrictions, public health crises, or work stoppages or capacity constraints, our ability to ship products to distributors and customers may be delayed. Similarly, we source components from countries that have been impacted by tariffs under the current U.S. government, including Thailand, Canada, China and Taiwan. If the cost of products sourced from these or certain other countries increase significantly due to tariffs or trade restrictions, we may not be able to change suppliers or otherwise avoid or mitigate such costs. Various tariffs enacted in 2025 have been subject to successful legal challenge, but it remains unclear whether and to whom those tariffs may be refunded, and the federal government may attempt to impose new or similar tariffs under alternative statutory mechanisms. Any prolonged uncertainty or volatility in tariff policy could disrupt supply chain planning and increase our costs. In addition, unfavorable economic conditions could result in financial distress among third-party suppliers or manufacturers upon which we rely, thereby increasing the risk of disruption of supplies necessary to fulfill our production requirements and meet customer demands. Additionally, if any of these third parties on whom we rely were to experience quality control problems in their operations and our products do not meet customer or regulatory requirements, we could be required to cover the cost of repair or replacement of any defective products. These delays or product quality issues could have an immediate and material adverse effect on our ability to fulfill orders and could have a negative effect on our operating results. In addition, such delays or issues with product quality could adversely affect our reputation and our relationship with our customers, distributors, value added software resellers, and integrators.
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
Historically, we manufactured all of our digital sensors at our facility in San Francisco, California. We continue to maintain a portion of our manufacturing at this facility, including any production of Buy America and Buy American-compliant sensors; however, in 2019, we began moving a portion of our manufacturing operations to a manufacturing facility in Thailand in connection with our relationship with Benchmark, which for the year ended December 31, 2025, accounted for the majority of our OS sensor manufacturing output. After the merger with Velodyne, we moved manufacturing operations of Velodyne sensors to a Fabrinet facility in Thailand. The Company expects to continue to outsource the higher volume product line manufacturing to its manufacturing partners, Benchmark and Fabrinet. We have invested in manufacturing process equipment which is held at Benchmark and Fabrinet facilities. We expect to make additional capital expenditures and to continue to devote the attention of our management and other personnel to the operations located at our outsourced manufacturing partners. We may also need to make prepayments to some of our suppliers associated with long-term supply agreements. While these arrangements help ensure the supply of components and finished goods, if any of the Company’s manufacturing partners or suppliers experiences severe financial problems or other disruptions in their business, such continued supply would be reduced or terminated, and the recoverability of manufacturing process equipment or prepayments would be negatively impacted. In such cases the efforts and attention of our management and other personnel to these relationships that were diverted from our other business operations would not be recoverable.
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
Our success depends on our ability to enhance and broaden our product offerings in response to changing customer demands, competitive pressures and advances in technologies. Failure to successfully identify, complete, manage and integrate acquisitions could materially and adversely affect our business, financial condition and results of operations and could cause our stock price to decline. We continue to search for viable acquisition candidates or strategic transactions that would expand our market sector and/or global presence, as well as additional products appropriate for current distribution channels. Accordingly, we have previously pursued and may in the future pursue the acquisition of new businesses, products or technologies instead of developing them internally. Our future success will depend, in part, upon our ability to manage the expanded business following these acquisitions, including challenges related to the management and monitoring of new operations and associated increased costs and complexity associated with such acquisitions. For example, in February 2026, we completed the acquisition of Stereolabs, a company with operations outside of the United States. In connection with any acquisitions, we could issue additional equity securities, which would dilute our stockholders, incur substantial debt to fund the acquisitions or assume significant liabilities.
Acquisitions involve many and diverse risks and uncertainties, including risks associated with conducting due diligence, problems integrating the purchased operations, assets, technologies or products, unanticipated costs, liabilities, and economic, political, legal and regulatory challenges due to our inexperience operating in new regions or countries, inability to achieve anticipated synergies, overpaying for acquisitions, invalid sales assumptions underlying potential acquisitions, issues maintaining uniform standards, procedures, controls and policies, diversion of management attention, adverse effects on existing business relationships or acquired company business relationships, risks associated with entering new markets, potential loss of key employees of acquired businesses, increased legal, accounting and compliance costs, and failure to successfully integrate acquired companies, or retain key personnel from the acquired company. Acquisitions may divert our attention from our core business. Acquisitions may require us to record goodwill and non-amortizable intangible assets that will be subject to testing on a regular basis and potential period impairment charges, incur amortization expenses related to certain intangible assets, and incur write offs and restructuring and other related expenses, any of which could harm our operating results and financial condition.
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
The Company’s business has been and can be impacted by political events, political and regulatory scrutiny, trade and other international disputes, which may expose the Company to increasing regulation, media scrutiny, business interruptions, government investigations, legal actions and penalties.
Political events, trade and other international disputes and geopolitical tensions can have a material adverse effect on the Company and its customers, suppliers and contract manufacturers. Restrictions on international trade, such as tariffs and other controls on imports or exports of goods, technology or data, can materially adversely affect the Company’s business and supply chain. The impact can be particularly significant if these restrictive measures apply to countries and regions where the Company derives a significant portion of its revenues and/or has significant supply chain operations. For example, a large majority of the Company’s manufacturing is performed in whole or in part by outsourcing partners located primarily in Thailand. Accordingly, we currently, and will continue to, consider ways to mitigate the impact of any tariffs on goods manufactured by Benchmark and Fabrinet in Thailand.
Changing the Company’s business and supply chain in accordance with new or changed restrictions on international trade can be expensive, time-consuming and disruptive to the Company’s business and results of operations. Such new restrictions have been and may in the future be announced with little or no advance notice, which have created, and may in the future create uncertainty, and the Company may not be able to effectively mitigate any or all adverse impacts from such measures. For example, in 2025, new tariffs were proposed and/or implemented on certain imports to the United States (the “U.S. Tariffs”). In February 2026, the United States Supreme Court invalidated a significant portion of tariffs that had been in effect since April 2025 based on International Emergency Economic Powers Act (IEEPA). The ruling has created substantial uncertainty regarding the tariff landscape, including the method and timing of any refunds to previously collected tariffs and any imposition of new or similar tariffs under alternative statutory mechanisms.
In addition, several countries have imposed, or threatened to impose, and may continue to threaten reciprocal tariffs on imports from the U.S. and other retaliatory measures. The ultimate resolution and consequences of the trade policy developments, and their impact on the Company continues to be uncertain and will depend on several factors, including whether additional or incremental U.S. Tariffs or other measures are announced, imposed or delayed, to what extent other countries implement tariffs or other retaliatory measures in response, and the overall magnitude and duration of these measures. If disputes and conflicts further escalate, actions by governments in response could be significantly more severe and restrictive.
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

We have been and may in the future become involved in legal proceedings, government investigations, or commercial or contractual disputes, which could have a material adverse effect on our profitability and consolidated financial position.
We have been and may in the future, be subject to various claims, legal proceedings, and government investigations that arise in the ordinary course of business and these matters may be significant. These matters may include, without limitation, disputes with our distributors, suppliers and customers, intellectual property claims, stockholder litigation, government investigations, class action lawsuits, personal injury claims, environmental issues, customs and value-added tax disputes and employment and tax issues. In addition, we have in the past and could face in the future a variety of labor and employment claims against us, which could include but is not limited to general discrimination, wage and hour, privacy, ERISA or disability claims. In such matters, government agencies or private parties may seek to recover from us large, indeterminate amounts in penalties or monetary damages (including, in some cases, treble or punitive damages) or seek to limit our operations in some way. In addition, the Company enters into agreements that include indemnification provisions that can subject the Company to costs and damages in the event of a claim against an indemnified third party.
Regardless of the merit of particular claims, these types of legal proceedings or investigations can be expensive, time-consuming and disruptive to the Company’s operations, including significant management time and attention. Often these cases raise complex factual and legal issues and create risks and uncertainties. In recognition of these considerations, we may enter into agreements or other arrangements to settle disputes or litigation and resolve such challenges. However, such agreements may not always be available on acceptable terms, and litigation may still arise. Such agreements can also significantly reduce the Company’s revenue and increase the Company’s cost and operating expenses, materially affecting the Company’s business, results of operations, financial condition and stock price. Additionally, such agreements may require the Company to change its business practice.
The outcome of litigation or government investigation is inherently uncertain. No assurances can be given that any proceedings and claims will not have a material adverse impact on our operating results and consolidated financial position or that our available insurance will mitigate this impact.
For descriptions of legal proceedings to which we are party, including proceedings assumed in connection with the Velodyne Merger, see Note 8. Commitments and Contingencies included in the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We are subject to, and must remain in compliance with, numerous complex and changing laws and governmental regulations concerning the manufacturing, use, distribution and sale of our products. Some of our customers also require that we comply with their own unique requirements relating to these matters.
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
Environmental pollution and climate change have been the subject of significant legislative and regulatory efforts on a global basis, and we believe this will continue both in scope and in the number of countries participating. In addition, foreign, federal, state and local governments and our customers have had an evolving focus on environmental sustainability, which has resulted in, and may result in new, regulations and customer requirements, which could materially adversely impact our business, results of operations and financial condition. If we are unable to effectively address concerns about environmental impact, our reputation could be negatively impacted, and our business, results of operations or financial condition could suffer. These regulations and requirements apply to our vendors and suppliers, as well. To the extent compliance with, or the effect of, these regulations and requirements on vendors and suppliers result in their inability to deliver their products to us on time or at all, this could materially adversely impact our business, results of operations and financial condition. For example, the State of California has enacted a number of laws that require reporting on carbon neutrality claims and use of carbon removal credits and direct and indirect greenhouse gas emissions and climate-related financial risks. Additional local, state, federal and international laws and rules with respect to sustainability and environmental matters which have been passed or proposed and may be enacted in the future and the extent and scope of their requirements and impact on our business are unknown. Such rules, as well as other ESG and sustainability-related regulation and legislation, may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls and impose increased oversight obligations on our management and board of directors.
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
We experience pressure to make commitments or set goals or targets relating to ESG matters that affect companies in our industry, including the design and implementation of specific risk mitigation strategic initiatives relating to environmental sustainability. If we are not effective in addressing ESG matters affecting our industry, such as greenhouse gas emissions and climate-related risks, renewable energy, water stewardship, waste management, responsible artificial intelligence, human capital matters, responsible sourcing and supply chain, human rights, and social responsibility, among other issues, or setting and meeting relevant sustainability commitments, goals, or targets, our reputation may suffer. As we continue to develop our voluntary ESG program and disclosures, there can be no assurance that regulators, customers, investors, employees, and other stakeholders will determine that these programs and disclosures are sufficiently robust, and we cannot assure that our stakeholders will agree with our ESG strategies. In addition, there can be no assurance that we will be able to attain any announced goals related to our sustainability program, as statements regarding any sustainability goals reflect our current plans and aspirations and are not guarantees that we will be able to achieve them within the timelines we announce or at all. Furthermore, both advocates and opponents of such ESG matters are increasingly resorting to a range of activism forms, including media campaigns, shareholder proposals, and litigation to advance their perspectives. There has similarly been an increase in activism and litigation in opposition to certain ESG or human capital initiatives, such as alleging that corporate diversity, equity and inclusion programs may discriminate against certain groups. To the extent we are subject to such activism or challenges, it may require us to incur costs or otherwise adversely impact or business. Changing stakeholder expectations, changing laws, evolving voluntary and regulatory disclosure standards, and our efforts to manage and report on ESG issues present operational, regulatory, reputational, financial, legal, and other risks, any of which could have a material adverse impact on our business, including on our reputation and stock price.
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
Our products incorporate artificial intelligence and machine learning technologies, and failures or flaws in these technologies could result in product liability claims, reputational harm, and regulatory action.
Our perception software solutions, including Ouster Gemini and BlueCity, rely on artificial intelligence (“AI”) and machine learning algorithms, to detect, classify, and track objects and people. These AI-enabled products are deployed in safety-critical applications, including [autonomous vehicles, advanced driver assistance systems, industrial automation, robotics, and smart infrastructure for traffic safety and security]. We have limited control over how customers implement, configure, or use our products, or how our products interact with other components in customers' systems.
AI and machine learning technologies may generate inaccurate outputs or fail to detect objects, people, or events in certain conditions. The performance of our AI algorithms may be affected by factors outside of our control, including environmental conditions, edge cases not represented in training data, adversarial inputs, or scenarios that differ from the conditions under which the algorithms were developed and tested. If our AI-enabled products fail to perform as expected, particularly in safety-critical applications, we could face:
•significant product liability claims, including claims arising from personal injury or property damage;
•damage to our reputation and brand;
•loss of customers and revenue;
•regulatory investigations, enforcement actions, or restrictions on our products;
•recalls or remediation costs; and
•increased insurance costs or inability to obtain adequate coverage.
Our business may be affected by the evolving regulatory framework for AI Technologies.
We use AI and machine learning technologies, throughout our business, and are making investments in this area. The regulatory framework for AI and machine learning technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations pertaining to AI. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI and machine learning technologies.
It is possible that new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI and machine learning technologies for our business, or require us to change the way we use AI and machine learning technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use these technologies. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI and machine learning technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.
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
Risks Related to Being a Public Company and our Capital Structure
We have previously identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting in the future, which may result in material misstatements of our consolidated financial statements, cause us to fail to meet our periodic reporting obligations, or cause our access to the capital markets to be impaired.
We previously identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While we have remediated our prior material weaknesses, our failure to implement and maintain effective internal control over financial reporting in the future could result in errors in our consolidated financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock. Additionally, ineffective internal control could expose us to an increased risk of financial reporting fraud and the misappropriation of assets and subject us to potential delisting from the stock exchange on which we list or to other regulatory investigations and civil or criminal sanctions.
As a public company, we are required pursuant to Section 404(a) of the Sarbanes-Oxley Act of 2022 (the “Sarbanes Oxley Act”) to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each annual report on Form 10-K filed with the SEC. This assessment includes disclosure of any material weaknesses identified by our management in internal control over financial reporting. In the future, to the extent we are considered an accelerated filer or a large accelerated filer, our independent registered public accounting firm will also be required pursuant to Section 404(b) of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting in each annual report on Form 10-K to be filed with the SEC. Additionally, any company that Ouster acquires will, subject to certain grace periods in the period immediately following an acquisition, be required to be included in the Company’s assessment as well as the auditors’ attestation, where applicable. We are also required to disclose material changes made in our internal control over financial reporting on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the stock exchange on which our securities are listed or other regulatory authorities, which would require additional financial and management resources.
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
Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon.com, Inc. (“Amazon”), holds a warrant (“Amazon Warrant”) to acquire, following customary antidilution adjustments, up to an aggregate of 3,271,970 (2,728,985 of which are currently vested) shares of our common stock at an exercise price of $50.57 per share, representing 5.2% of our outstanding common stock as of February 25, 2026. We assumed the Amazon Warrant as part of the Velodyne Merger. The exercise price and the warrant shares issuable upon exercise of the Amazon Warrant are subject to further antidilution adjustments, including in the event we make certain sales of common stock (or securities exercisable or convertible into or exchangeable for shares of our common stock) at a price less than the exercise price of the Amazon Warrant. If Amazon were to exercise the Amazon Warrant to purchase significant amounts of our common stock, it may be able to exert significant control over us. It also may have interests that differ from other stockholders and may vote or otherwise act in ways with which we or other stockholders disagree or that may be adverse to the interests of our stockholders.

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
Our publicly traded warrants were issued in registered form under the warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for certain limited administrative provisions, and that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of publicly traded warrants. Accordingly, we may amend the terms of our public warrants in a manner adverse to a holder of public warrants if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of shares of common stock purchasable upon exercise of a warrant.
Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with us.
The warrant agreement for our publicly traded warrants provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreements, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
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
The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Additionally, securities class action lawsuits and derivative lawsuits are often brought against public companies. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources from other business concerns, which could seriously harm our business. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. For a description of our legal proceedings, see Note 8. Commitments and Contingencies included in the notes to our audited consolidated financial statements included elsewhere in the Annual Report on Form 10-K.
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
We and certain of our third-party providers have experienced actual and attempted cyberattacks and other security incidents. For example, we have experienced phishing attacks and incidents involving unauthorized access to Confidential Information. While no attacks or incidents have had a material adverse impact on our operations or financial condition to date, we cannot guarantee that material incidents will not occur in the future. For example, we are at risk for interruptions, outages and breaches of: IT Systems, including in relation to business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; facility security systems, owned by us or our third-party vendors or suppliers; in-product technology owned by us or our third-party vendors or suppliers; the integrated software in our lidar solutions; or Confidential Information that we process or our third-party vendors or suppliers process on our behalf. Such cyber incidents could materially disrupt IT Systems; result in loss of Confidential Information including intellectual property, trade secrets or other proprietary or competitively sensitive information, certain information of customers, employees, suppliers, drivers or others; jeopardize the security of our facilities; or affect the performance of in-product technology and the integrated software in our lidar solutions.
Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools—including artificial intelligence—that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems, Confidential Information or business. We cannot guarantee that our cybersecurity risk management program and processes, including our policies, controls, or procedures will be fully implemented, complied with, or adequate to detect, prevent or mitigate cyber incidents. Because we make extensive use of third party suppliers and service providers, such as cloud services that support our internal and customer-facing operations, successful cyberattacks that disrupt or result in unauthorized access to third party IT Systems could materially impact our operations and financial results. We have also acquired and are likely to continue to acquire companies with cybersecurity vulnerabilities or unsophisticated security measures, which exposes us to additional cybersecurity risk. In addition, we deploy scanning tools in our IT environment that allow us to identify and track security vulnerabilities, but we cannot guarantee that patches or mitigating measures will be applied before vulnerabilities can be exploited by a threat actor.
Further, the implementation, maintenance, segregation and improvement of these IT Systems require significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving, expanding and updating current programs and processes, including the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or produce, sell, deliver and service our solutions, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We cannot be sure that the programs and processes upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these programs and processes as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We have developed and implemented a cybersecurity program that seeks to ensure the confidentiality, integrity, and availability of the Company’s information assets, including its critical systems. We use the ISO 27001 Information Security Management System (ISMS) standard as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. Our cybersecurity program is integrated into our overall risk management program; which is reviewed and evaluated by our Board, and shares reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial areas.
Key elements of our cybersecurity program include, but are not limited to, (i) raising security awareness of our employees and product development teams, and (ii) implementing and maintaining security controls and operations that are designed to protect identities, networks, systems, and data and provide for detection, response, and recovery, including a cyber incident response plan.
We engage external parties to enhance our cybersecurity program and to operate a variety of operational functions. We engage consultants, advisors and vendors who are recognized for their cybersecurity expertise or products to supplement, augment and/or test elements of our security program. We also engage third-party specialists to conduct security assessments and independent audits of the Company’s systems and networks.
The Company has adopted a third-party management policy to formalize the baseline of security controls that it expects its partners and other third-party companies (including service providers) to meet, in accordance with their criticality to our operations and respective risk profile based on their level of access to our systems and/or data. To mitigate risks that may arise from the Company’s interactions with service providers, suppliers, and vendors, we strive to ensure that our systems/services are integrated with trustworthy vendors.
Although to date we have not identified risks from cybersecurity threats or experienced any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our operations, business strategy or financial condition, the scope or impact of any future incident cannot be predicted with certainty. For additional information on our cybersecurity risks, see “We and our third-party providers are subject to cybersecurity risks, and any material failure, weakness, interruption, cyber event, incident, or breach of security could materially adversely affect our business, results of operations, and financial condition.” in Part 1, Item 1A for more information.
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

Our Senior Director of Information Security and Compliance under the direction of our executive team, and is primarily responsible for assessing and managing our material risks from cybersecurity threats. The Senior Director of Information Security and Compliance has day to day responsibility for the Company’s cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Senior Director of Information Security and Compliance has served in various roles in information security for over 15 years, including serving as Associate Director of Cybersecurity of a public company as well as a PCI Qualified Security Assessor at a cybersecurity consulting firm. He holds a M.S. in Computer Science and has attained various certifications, including an Advanced Computer Security Certificate from Stanford University. Our Senior Director of Information Security and Compliance assists the executive team by taking steps to stay informed about and monitor the Company’s efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment. The Company’s executive team also monitors the activities of the Breach Response Team (“BRT”) and where appropriate participates in and supports the BRT in the evaluation and remediation of cyber and other security incidents in accordance with the Company’s incident response plan.
Item 2. Properties
Our corporate headquarters are located in San Francisco, California where we lease 26,125 square feet of office space pursuant to a lease that is scheduled to expire in August 2034. In December 2025, we acquired 20,032 square feet of office space in a building adjacent to our corporate headquarters which was previously held under lease. Engineering, manufacturing, research and development and administrative functions of the Company are performed in San Francisco.
We also lease a 204,000 square foot facility in San Jose, California, which term will expire in December 2027 and is no longer used for any essential manufacturing, research and development functions.
We also lease other small facilities that we use as offices for our sales and office personnel. These facilities are not material to our business or operations.
Item 3. Legal Proceedings
We are, from time to time, party to various claims and legal proceedings arising in the ordinary course of our business. See Note 8. Commitments and Contingencies included in the notes to our audited financial statements included elsewhere in the Annual Report on Form 10-K for a discussion of our material legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock and warrants expiring in 2026 are listed for trading on the NASDAQ under the symbols “OUST” and “OUSTZ”, respectively.
Holders
As of February 25, 2026, there were 240 registered holders of record of our common stock. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
In October 2025, certain shareholders of a subsidiary of Velodyne (the "BlueCity Holders") exercised their right to exchange an aggregate of 502,776 shares in such subsidiary into 41,248 shares of our common stock, respectively. The BlueCity Holders acquired the shares in the Velodyne subsidiary as consideration for Velodyne’s acquisition of BlueCity Technology, Inc. in October 2022, and the shares were exchangeable into Velodyne shares generally on a one-for-one basis, which ratio was adjusted to reflect the exchange ratio from the Velodyne Merger and our reverse stock split. The shares of our common stock were issued without registration under the Securities Act in reliance on Section 4(a)(2) and/or Regulation S of the Securities Act and the rules and regulations promulgated thereunder.
On November 9, 2025, we agreed to issue shares of common stock as partial consideration for the acquisition of Stereolabs SAS (“Stereolabs”). Upon the closing of the Stereolabs transaction on February 4, 2026, we issued 1,847,677 shares, inclusive of 660,005 shares which will be released over a four-year period. We sold the foregoing securities in transactions not involving an underwriter and not requiring registration under Section 5 of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions afforded by Section 4(a)(2 and/or Regulation S of the Securities Act and the rules and regulations promulgated thereunder.
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
The product offerings we acquired through the Velodyne Merger include the VLP-16, VLP-16 Lite, VLP-16 Hi-Res, VLP-32 and VLS-128. These product offerings are in the final stages of their product life cycle, and we ceased manufacturing them in 2025.

Amazon Warrant
Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon.com, Inc. (“Amazon”), holds a warrant (“Amazon Warrant”) to acquire shares of our common stock. We assumed the Amazon Warrant as part of the Velodyne Merger. As a result of the issuance and sale by the Company of an additional 4,671,406 shares of common stock in the twelve months ended December 31, 2025 in “at-the-market offerings” at prices below the exercise price of the Amazon Warrant, an antidilution adjustment was made in accordance with the terms of the Amazon Warrant, resulting in the increase in the number of shares issuable under the Amazon Warrant by 4,077 shares of common stock and a reduction to the original strike price of the Amazon Warrant to $50.57 per share. As of December 31, 2025, there were 3,271,970 shares of common stock issuable under the Amazon Warrant.
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
Factors Affecting Our Performance
Commercialization of Lidar Applications. We believe that our lidar solutions are approaching an inflection point of adoption across our target end market applications and that we are well-positioned to capitalize on this opportunity. However, it is difficult to estimate the timing of ultimate end market and customer adoption. As a result, we expect that our results of operations, including revenue and gross margins, will improve over time but may fluctuate on a quarterly and annual basis for the foreseeable future. As the market for lidar solutions matures and more customers reach a commercialization phase, the fluctuations in our operating results may become less pronounced. In 2025, our strategic business objectives included growing the software-attached business, transforming the product portfolio, and executing towards profitability.
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
Average Selling Prices (“ASPs”), Product Costs and Margins. Our product costs and gross margins depend largely on the volumes of sensors shipped, the mix of existing and new products sold, and the number and variety of solutions we provide to our customers. We expect that our selling prices will vary by target end market and application due to market-specific supply and demand dynamics. We expect to continue to experience some downward pressure on prices from signing anticipated large multi-year agreements in the near term. We expect that these customer-specific selling price fluctuations, combined with our volume-driven product costs, may drive fluctuations in revenue and gross margins on a quarterly basis. In addition, we expect that the current uncertainty surrounding U.S. trade relationships may impact our future product costs and margins, particularly to the extent there are significant tariffs or trade restrictions imposed on goods imported from Thailand, Canada, China or Taiwan that are used in our products. Our contractual arrangements generally provide that our customers will pay the costs of tariffs. Although we are taking steps to mitigate the impacts of potential tariffs, we do not expect to be able to fully offset or avoid such costs. These costs could impact customer demand and adoption as described above under “Customers’ Sales Volumes.”

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
Employee Retention Credit. The employee retention credit (“ERC”), as originally enacted through the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) on March 27, 2020, is a refundable credit against certain employment taxes. The Company qualified for the ERC for the period between March 17, 2020 and September 30, 2021 and the Company received an ERC credit in the amount of $8.0 million during the year ended December 31, 2025.

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
Royalties from Long-Term IP License Contracts
We license rights to our intellectual property (“IP”) to certain customers and collect royalties based on those customers’ product sales. The recognition of such revenue from royalties for long-term IP contracts is dependent on the nature and terms of each agreement. We recognize license revenue upon the later of (a) delivery of the IP or (b) commencement of the license term if there are no substantive future obligations to perform under the arrangement. Revenue for licenses to future technology developed on a when-and-if -available basis is recognized straight-line over the license period as long as customers continue to have access to the future technology. Royalties from the license of IP are recognized at the later of the period the sales occur or the satisfaction of the performance obligation to which some or all of the royalties have been allocated. Significant judgment is applied when the Company determines the amount and timing of revenue from the IP royalties when Company contracts with customers to license rights to its IP. In the year ended December 31, 2025, we recognized $22.8 million in revenue for royalties from long-term IP license contracts. However, we do not consider this revenue to be reflective of the core operations of our business. Further, we expect the revenue we recognize for such royalties in the future will vary considerably from period to period, and expect that the amounts recognized in the year ended December 31, 2025 will likely exceed amounts recognized in future annual periods.
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
Revenue from royalties from long-term IP license contracts is recorded without any associated cost of revenue.
Gross Profit and Gross Margin
Our gross profit equals total revenues less our total cost of revenues, and our gross margin is our gross profit expressed as a percentage of total revenue. Our gross margin is subject to quarterly fluctuations in product mix, price and volume. Because revenue from royalties from long-term IP license contracts is recorded without any associated cost of revenue, our gross profit and gross margin are favorably impacted by royalties from long-term IP license contracts, particularly in the year ended December 31, 2025.

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

Income Taxes
Our income tax provision consists of federal, state and foreign current and deferred income taxes. Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in the quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on deferred tax assets as it is more likely than not that some, or all, of our deferred tax assets will not be realized. We continue to maintain a full valuation allowance against our U.S. Federal and state deferred tax assets. The income tax provision (benefit) for the years ended December 31, 2025, and 2024, respectively, was not material to the Company’s consolidated financial statements. For the year ended December 31, 2025, the Company recorded an income tax benefit of $2.9 million primarily related to the resolution of the Company’s IRS examination of its 2017 and 2018 tax years offset in part by income taxes for its foreign operations.
Results of Operations:
The following table summarizes key components of our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(in thousands)
Revenue
Product revenue	$146,578	$111,101
Royalties	22,806	—
Total revenue	169,384	111,101
Cost of revenue(1)	85,948	70,641
Gross profit	83,436	40,460
Operating expenses(1):
Research and development	65,170	58,084
Sales and marketing	27,624	27,852
General and administrative	64,641	58,701
Total operating expenses	157,435	144,637
Loss from operations	(73,999)	(104,177)
Other income (expense):
Interest income	9,485	8,846
Interest expense	—	(1,823)
Other income (expense), net	1,202	646
Total other income (expense), net	10,687	7,669
Loss before income taxes	(63,312)	(96,508)
Provision for (benefit from) income taxes	(2,935)	537
Net loss	$(60,377)	$(97,045)

The following table sets forth the components of our consolidated statements of operations and comprehensive loss data as a percentage of revenue for the periods presented:

	Year Ended December 31,
	2025	2024
	(% of total revenue)
Revenue:
Product revenue	87%	100%
Royalties	13	—
Total revenue	100	100
Cost of revenue(1)	51	64
Gross profit	49	36
Operating expenses(1):
Research and development	38	52
Sales and marketing	16	25
General and administrative	38	53
Total operating expenses	94	130
Loss from operations	(45)	(94)
Other income (expense):
Interest income	6	8
Interest expense	—	(2)
Other income (expense), net	1	1
Total other income (expense), net	7	7
Loss before income taxes	(37)	(87)
Provision for (benefit from) income taxes	(2)	—
Net loss	(36)%	(87)%
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Cost of revenue	$5,455	$4,608
Research and development	19,020	18,260
Sales and marketing	4,978	5,347
General and administrative	11,371	12,244
Total stock-based compensation	$40,824	$40,459
Comparison of the years ended December 31, 2025 and 2024
Revenue

	Year Ended December 31,		2025 - 2024 Change
	2025	2024		%
	(dollars in thousands)
Revenue by geographic location:
Americas	$92,103	$58,430	$33,673	58%
Asia and Pacific	54,187	20,158	34,029	169
Europe, Middle East and Africa	23,094	32,513	(9,419)	(29)
Total	$169,384	$111,101	$58,283	52%

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Revenue
Revenue increased by $58.3 million, or 52%, to $169.4 million for the year ended December 31, 2025 from $111.1 million for the prior year. The increase in revenue was primarily driven by increased sales of the sensors as customers increased their purchase levels compared to the prior year period and the recognition of $22.8 million of revenue on royalties from long-term IP license contracts. During the fourth quarter of fiscal 2025, the Company recognized $16.1 million associated with royalties that were previously deferred pending the resolution of significant uncertainty associated with resolving the Company’s performance obligation under the license contract. The cumulative royalty revenue (included above) is associated with a multi-year IP license contract entered into in a prior year which granted a customer a right-to-use our functional intellectual property for the duration of the stated license term. As of December 31, 2025 those uncertainties have been resolved, which resulted in recognition of such amounts.
Geographic Locations
Revenue increased across the geographic regions of the Americas and Asia and Pacific, offset in part by decreased revenue in Europe, the Middle East and Africa as compared to the comparable period in the prior year. The revenue increase in the Americas was primarily attributable to higher sales of the REV7 sensor. The revenue increase in Asia and Pacific was primarily attributable to the recognition of $22.8 million of revenue on royalties from long-term IP license contracts.
Cost of Revenue and Gross Margin

	Year Ended December 31,		2025 - 2024 Change
	2025	2024	$	%
	(dollars in thousands)
Cost of revenue	$85,948	$70,641	$15,307	22%
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Cost of revenue
Cost of revenue increased by $15.3 million, or 22%, to $85.9 million for the year ended December 31, 2025 from $70.6 million for the prior year. The increase in cost of revenue was primarily attributable to higher volume of sensor shipments, higher product manufacturing, stock based compensation and tariff related costs, partially offset by lower excess and obsolete inventory charges and a $2.4 million cost reduction associated with the ERC that was received in the year ended December 31, 2025.
Gross margin rose to 49% for the year ended December 31, 2025 from 36% in the prior year primarily as a result of the recognition of revenue on royalties from long-term IP license contracts for which there is no associated cost of revenue as well as the factors described above related to the increased sales of REV7 sensor.
Operating Expenses

	Year Ended December 31,		2025 - 2024 Change
	2025	2024	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$65,170	$58,084	$7,086	12%
Sales and marketing	27,624	27,852	(228)	(1)
General and administrative	64,641	58,701	5,940	10
Total operating expenses:	$157,435	$144,637	$12,798	9%

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Research and Development
Research and development expenses increased by $7.1 million, or 12%, to $65.2 million for the year ended December 31, 2025 from $58.1 million in the prior year. The increase is primarily attributable to the Company’s continuing investment in the research and development of new product offerings and higher annual incentive compensation costs for employees engaged in the research and product development function, offset in part by $3.3 million in ERC benefits recognized as a reduction to research and development expense in the year ended December 31, 2025.
Sales and Marketing
Sales and marketing expenses decreased by $0.2 million, or 1%, to $27.6 million for the year ended December 31, 2025 from $27.9 million in the prior year. The decrease was primarily due to the $1.1 million in ERC benefits recognized as a reduction to sales and marketing expense in the year ended December 31, 2025, offset in part by an increase in sales and marketing compensation and personnel related expenses.
General and Administrative
General and administrative expenses increased by $5.9 million, or 10%, to $64.6 million for the year ended December 31, 2025 from $58.7 million in the prior year. The increase was primarily attributable to higher legal and professional fees to support an acquisition transaction and other corporate initiatives, partially offset by $1.2 million in ERC benefits recognized as a reduction in general and administrative expense in the year ended December 31, 2025.
Interest Income, Interest Expense and Other Income (Expense), Net

	Year Ended December 31,		2025 - 2024 Change
	2025	2024	$	%
	(dollars in thousands)
Interest income	$9,485	$8,846	$639	7%
Interest expense	—	(1,823)	1,823	(100)
Other income (expense), net	1,202	646	556	86
Total	$10,687	$7,669	$3,018	39%
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
The year-over-year increase in interest income was primarily attributable to $1.3 million interest income earned on delayed IRS payments related to ERC claims recognized during the year ended December 31, 2025, offset in part by lower investment interest income earned which resulted from lower cash and short-term investments balances and lower average rate of interest earned on held balances during the year ended December 31, 2025.
The year-over-year decrease in interest expense was due to the full pay off of our debt facility in August 2024.
Other income (expense), net was not material for the years ended December 31, 2025 and December 31, 2024. The year-over-year increase in other income (expense), net was due to a R&D tax credit refund of $0.7 million from a foreign jurisdiction.

Income Taxes

	Year Ended December 31,		2025 - 2024 Change
	2025	2024	$	%
	(dollars in thousands)
Loss before income taxes	$(63,312)	$(96,508)	$33,196	(34)%
Provision for (benefit from) income tax	(2,935)	537	(3,472)	(647)
Effective tax rate	4.64%	(0.56)%
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Our effective tax rate was 4.64% for the year ended December 31, 2025 compared to our effective tax rate of (0.56)% for the prior year.
For the year ended December 31, 2025, the Company recorded an income tax benefit of $2.9 million primarily related to the resolution of the Company’s IRS examination of its 2017 and 2018 tax years offset in part by income taxes for its foreign operations.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash and cash equivalents and short-term investments, cash generated from sales of our products, and sales of common stock under our at-the market equity offering programs.
Our primary requirements for liquidity and capital are to finance working capital, inventory management, capital expenditures, and general corporate purposes. We expect these needs to continue as we develop and grow our business.
As of December 31, 2025 we had an accumulated deficit of $973.4 million and cash, cash equivalents, restricted cash and short-term investments of approximately $211.2 million. Management believes that our existing sources of liquidity will be adequate to fund our operations for at least twelve months from the date of this Annual Report on Form 10-K. However, we may need to raise additional capital in the future to support our operations.
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

During the year ended December 31, 2025, we sold 4,671,406 shares at a weighted-average sales price of $20.88 per share, resulting in cumulative gross proceeds to us totaling approximately $97.5 million before deducting offering costs, sales commissions and fees. Cumulative net proceeds to us totaled approximately $95.6 million after deducting offering costs, sales commissions and fees.
The remaining availability under the ATM Agreement as of December 31, 2025 is approximately $2.5 million.
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
On August 12, 2024, we repaid the $44.0 million principal amount outstanding under the UBS Agreement, along with accrued interest, and terminated all commitments and obligations thereunder. We funded the repayment of the outstanding revolving loans under the UBS Agreement with cash on hand. For additional information regarding the terms of the UBS Agreement, see Note 5. Debt to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the consolidated balance sheet as of December 31, 2025, while others are considered future commitments. Our contractual obligations primarily consist of non-cancelable purchase commitments with various parties to purchase goods or services, primarily inventory, entered into in the normal course of business and operating leases. For information regarding our other contractual obligations, refer to Note 7. Leases and Note 8. Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Cash Flow Summary

	For the Years ended December 31,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(39,956)	$(33,694)
Investing activities	(36,251)	14,652
Financing activities	97,610	15,393
Operating Activities
During the year ended December 31, 2025, operating activities used $40.0 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $60.4 million, offset by our non-cash charges of $52.5 million primarily consisting of depreciation and amortization of $7.8 million, stock-based compensation of $40.8 million, amortization of right-of-use asset of $5.1 million and inventory write-down of $0.4 million. The changes in our operating assets and liabilities of $32.1 million were primarily due to an increase in accounts receivable of $8.0 million, an increase in inventory of $6.8 million, an increase in prepaid expenses and other assets of $3.6 million, an increase in accounts payable of $13.2 million, a decrease in contract liabilities of $14.3 million, a decrease in operating lease liability of $6.7 million, and a decrease in accrued and other liabilities of $5.9 million.
During the year ended December 31, 2024, operating activities used $33.7 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $97.0 million, offset by our non-cash charges of $51.9 million primarily consisting of depreciation and amortization of $9.8 million, stock-based compensation of $40.5 million, amortization of right-of-use asset of $4.9 million and inventory write-down of $2.1 million. The changes in our operating assets and liabilities of $11.5 million was primarily due to an increase in accounts receivable of $1.7 million, decrease in inventory of $4.7 million, a decrease in prepaid expenses and other assets of $21.3 million, an increase in accounts payable of $2.5 million, an increase in contract liabilities of $19.0 million, a decrease in operating lease liability of $6.3 million, and a decrease in accrued and other liabilities of $28.1 million.

Investing Activities
During the year ended December 31, 2025, cash used by investing activities was $36.3 million, consisting primarily of purchases of short-term investments of $149.6 million and purchase of property and equipment of $24.9 million, offset in part by $138.3 million proceeds from sales and maturities of short-term investments. During the year ended December 31, 2025, cash used for the purchase of property and equipment was primarily related to a purchase of real property for $18.2 million.
During the year ended December 31, 2024, cash provided by investing activities was $14.7 million, consisting primarily of $162.3 million proceeds from sales and maturities of short-term investments offset in part by purchases of short-term investments of $144.6 million.
Financing Activities
During the year ended December 31, 2025, cash provided by financing activities was $97.6 million, consisting primarily of $95.6 million of proceeds from the issuance of common stock under the ATM Agreement.
During the year ended December 31, 2024, cash provided by financing activities was $15.4 million, consisting primarily of $57.8 million of proceeds from the issuance of common stock under the Former ATM Agreement, partially offset by the repayment of indebtedness of $44.0 million under the UBS Agreement.
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
The Company licenses rights to its IP to certain customers and collects royalties based on customer’s product sales. IP revenue recognition is dependent on the nature and terms of each agreement. The Company recognizes license revenue upon the later of (a) delivery of the IP or (b) commencement of the license term if there are no substantive future obligations to perform under the arrangement. Revenue for licenses to future technology developed on a when-and-if -available basis is recognized straight-line over the license period as long as customers continue to have access to the future technology. Royalties from the license of IP are recognized at the later of the period the sales occur or the satisfaction of the performance obligation to which some or all of the royalties have been allocated.Significant judgment is applied when the Company determines the amount and timing of revenue from the IP royalties when Company contracts with customers to license rights to its IP.
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
Interest Rate Risk
As of December 31, 2025, we had cash, cash equivalents, restricted cash and short-term investments of approximately $211.2 million, of which $54.5 million consisted of institutional money market funds, $68.3 million consisted of commercial paper, and $72.8 million consisted of corporate debt, all of which carries a degree of interest rate risk. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes. These investments are subject to interest rate risk, as sharp increases in market interest rates could have an adverse impact on their fair value. Although the fair values of these instruments can fluctuate, we believe that the short-term, highly liquid nature of these investments, and our ability to hold these instruments to maturity, reduces our risk for potential material losses. A hypothetical 100 basis point change in interest rates would not have a material impact on our financial condition or results of operations due to the short-term nature of our investment portfolio.
On August 12, 2024, we repaid in full, with cash on hand, all outstanding indebtedness and terminated all commitments and obligations under the UBS Agreement. As of December 31, 2025, we had no debt outstanding and therefore are not exposed to interest rate risk with respect to debt.

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
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OUSTER, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Ouster, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ouster, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion
Critical Audit Matters
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
Revenue Recognition – Product revenue
As described in Note 2 to the consolidated financial statements, the Company’s revenue was $146.6 million for the year ended December 31, 2025, of which the majority related to product revenue. Product revenue is recognized at a point in time when control of the goods is transferred to the customer, generally occurring upon shipment or delivery dependent upon the terms of the underlying contract. The transaction price is the amount of consideration the Company expects to be entitled in exchange for transferring products to the customer.
The principal consideration for our determination that performing procedures relating to revenue recognition for product revenue is a critical audit matter is a high degree of auditor effort in performing procedures over the Company’s revenue recognition. As disclosed by management, material weaknesses were identified that impacted this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing revenue recognized for a sample of product revenue transactions by obtaining and inspecting source documents, such as contracts, sales quotes, purchase orders, sales orders, invoices, proof of shipment, and subsequent cash receipts and (ii) confirming a sample of outstanding customer invoice balances as of December 31, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as contracts, sales quotes, purchase orders, sales orders, invoices, and subsequent cash receipts.
/s/ PricewaterhouseCoopers LLP
San Jose, California
March 2, 2026
We have served as the Company’s auditor since 2019.

OUSTER, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$67,413	$45,542
Restricted cash, current	1,467	722
Short-term investments	141,172	126,480
Accounts receivable, net	27,753	17,941
Inventory	23,566	16,417
Prepaid expenses and other current assets	17,517	12,750
Total current assets	278,888	219,852
Property and equipment, net	31,891	10,164
Operating lease, right-of-use assets	13,452	14,308
Unbilled receivable, non-current portion	8,560	10,133
Intangible assets, net	13,316	17,830
Restricted cash, non-current	1,100	1,835
Other non-current assets	2,309	2,026
Total assets	$349,516	$276,148
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,984	$6,288
Accrued and other current liabilities	26,200	30,591
Contract liabilities, current	20,705	34,351
Operating lease liability, current portion	4,142	7,196
Total current liabilities	71,031	78,426
Operating lease liability, non-current portion	12,938	13,054
Contract liabilities, non-current portion	3,106	2,538
Other non-current liabilities	703	1,219
Total liabilities	87,778	95,237
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized at December 31, 2025 and 2024; 60,947,757 and 52,560,770 issued and outstanding at December 31, 2025 and 2024, respectively	48	47
Additional paid-in capital	1,235,580	1,094,938
Accumulated deficit	(973,448)	(913,071)
Accumulated other comprehensive (loss) income	(442)	(1,003)
Total stockholders’ equity	261,738	180,911
Total liabilities and stockholders’ equity	$349,516	$276,148
The accompanying notes are an integral part of these consolidated financial statements

OUSTER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Revenue:
Product revenue	$146,578	$111,101
Royalties	22,806	—
Total revenue	169,384	111,101
Cost of revenue	85,948	70,641
Gross profit	83,436	40,460
Operating expenses:
Research and development	65,170	58,084
Sales and marketing	27,624	27,852
General and administrative	64,641	58,701
Total operating expenses	157,435	144,637
Loss from operations	(73,999)	(104,177)
Other income (expense):
Interest income	9,485	8,846
Interest expense	—	(1,823)
Other income (expense), net	1,202	646
Total other income (expense), net	10,687	7,669
Loss before income taxes	(63,312)	(96,508)
Provision for (benefit from) income tax	(2,935)	537
Net loss	$(60,377)	$(97,045)
Other comprehensive income (loss)
Changes in unrealized (loss) gain on available for sale securities	$83	$(386)
Foreign currency translation adjustments	478	(809)
Total comprehensive loss	$(59,816)	$(98,240)
Net loss per common share, basic and diluted	$(1.07)	$(2.08)
Weighted-average shares used to compute basic and diluted net loss per share	56,334,911	46,584,479
The accompanying notes are an integral part of these consolidated financial statements

OUSTER, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balance — January 1, 2024	43,257,862	$42	$995,464	$(816,026)	$192	$179,672
Issuance of common stock upon exercise of stock options	105,581	—	206	—	—	206
Issuance of restricted stock awards	533,601	1	—	—	—	1
Proceeds from at-the-market offering, net of commissions and fees of $1,749 and issuance costs of $346	6,045,428	2	56,214	—	—	56,216
Issuance of common stock in connection with Velodyne Merger	211,216	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock	2,022,741	2	—	—	—	2
Issuance of common stock to employees under employee stock purchase plan	384,341	—	1,703	—	—	1,703
Common stock warrants issuable to customer	—	—	892	—	—	892
Stock-based compensation expense	—	—	40,459	—	—	40,459
Net loss	—	—	—	(97,045)	—	(97,045)
Other comprehensive loss	—	—	—	—	(1,195)	(1,195)
Balance —December 31, 2024	52,560,770	47	1,094,938	(913,071)	(1,003)	180,911
Issuance of common stock upon exercise of stock options	43,904	—	83	—	—	83
Forfeited restricted stock awards	(68,072)	—	—	—	—	—
Proceeds from at-the-market offering, net of commissions and fees of $1,951 and issuance costs of $421	4,671,406	1	95,157	—	—	95,158
Issuance of common stock in connection with Velodyne Merger	205,642	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	3,139,352	—	—	—	—	—
Issuance of common stock to employees under employee stock purchase plan	394,755	—	1,955	—	—	1,955
Common stock warrants issuable to customer	—	—	2,623	—	—	2,623
Stock-based compensation expense	—	—	40,824	—	—	40,824
Net loss	—	—	—	(60,377)	—	(60,377)
Other comprehensive income	—	—	—	—	561	561
Balance — December 31, 2025	60,947,757	$48	$1,235,580	$(973,448)	$(442)	$261,738
The accompanying notes are an integral part of these consolidated financial statements

OUSTER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(60,377)	$(97,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,781	9,836
Loss on write-off and disposal of property and equipment	113	401
Stock-based compensation	40,824	40,459
Reduction of revenue related to stock warrant issued to customer	2,623	892
Amortization of right-of-use asset	5,108	4,904
Non-cash interest income	(214)	(619)
Accretion or amortization on short-term investments	(3,239)	(5,095)
Change in fair value of warrant liabilities	(126)	(103)
(Recovery) provision for inventory write-down	(373)	2,080
Provision (recovery of) for doubtful accounts	(8)	(587)
Realized gain on sale of investments	(12)	(275)
Changes in operating assets and liabilities:
Accounts receivable	(8,017)	(1,724)
Inventory	(6,775)	4,735
Prepaid expenses and other assets	(3,569)	21,317
Accounts payable	13,202	2,476
Accrued and other liabilities	(5,865)	(28,059)
Contract liabilities	(14,299)	19,036
Operating lease liability	(6,733)	(6,323)
Net cash used in operating activities	(39,956)	(33,694)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property & equipment	—	668
Purchases of property and equipment	(24,893)	(3,756)
Purchase of short-term investments	(149,613)	(144,573)
Proceeds from sales and maturities of short-term investments	138,255	162,313
Net cash provided by (used in) investing activities	(36,251)	14,652
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	83	205
Proceeds from ESPP purchase	1,955	1,703
Payments received (remitted) to fund employees tax obligation for vested RSUs	410	—
Repayments of borrowings	—	(43,975)
Proceeds from the issuance of common stock under at-the-market offering, net of commissions and fees	95,583	57,806
At-the-market offering costs for the issuance of common stock	(421)	(346)
Net cash provided by financing activities	97,610	15,393
Effect of exchange rates on cash and cash equivalents	478	(886)
Net increase (decrease) in cash, cash equivalents and restricted cash	21,881	(4,535)
Cash, cash equivalents and restricted cash at beginning of year	48,099	52,634
Cash, cash equivalents and restricted cash at end of year	$69,980	$48,099
SUPPLEMENTAL DISCLOSURES OF OPERATING ACTIVITIES:
Cash paid for interest	$—	$2,073
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accrued liabilities	$1,166	$480
Right-of-use assets obtained in exchange for operating lease liabilities	$6,862	$—
The accompanying notes are an integral part of these consolidated financial statements

OUSTER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Business and Basis of Presentation
Description of Business
Ouster, Inc. (the “Company”) was incorporated in the Cayman Islands on June 4, 2020 as “Colonnade Acquisition Corp.”. Following the closing of a business combination between the Company and Ouster Technologies, Inc. (formerly, Ouster, Inc.) in March 2021 (the “Colonnade Merger”), the Company domesticated as a Delaware corporation and changed its name to “Ouster, Inc.” References to “CLA” refer to the Company prior to the business combination. Ouster Technologies, Inc., the Company’s predecessor was founded on June 30, 2015. The Company is a leading provider of high-resolution digital lidar sensors that offer advanced 3D vision to machinery, vehicles, robots, and fixed infrastructure assets, allowing each to understand and visualize the surrounding world and ultimately enabling safe operation and ubiquitous autonomy.
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
The accompanying consolidated financial statements have been prepared on a going concern basis. The Company has experienced recurring losses from operations, and negative cash flows from operations. As of December 31, 2025, the Company’s existing sources of liquidity included cash and cash equivalents, restricted cash, and short-term investments of $211.2 million. The Company has incurred losses and negative cash flows from operations for several years. If the Company continues to incur losses in the future, it may need to improve liquidity and raise additional capital through the issuance of equity and/or debt. There can be no assurance that the Company would be able to raise such capital. However, management believes that the Company’s existing sources of liquidity are adequate to fund its operations for at least twelve months from the date the consolidated financial statements were available for issuance.
At the Market Issuance Sales Agreement
On April 29, 2022, the Company entered into an open market sale agreement with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. (the “Former ATM Agreement”), pursuant to which we could offer and sell shares of our common stock with an aggregate offering price of up to $150.0 million under an “at-the-market” offering program. During the years ended December 31, 2024 and 2023, the Company sold 6,045,428 and 2,878,875 shares, respectively under the Former ATM Agreement. The weighted-average sales price and gross proceeds to the Company before deducting offering costs, sales commissions and fees were approximately $9.64 and $5.67 per share and $58.3 million and $16.3 million, respectively, during the year ended December 31, 2024 and 2023. The Company used the net proceeds from the Former ATM Agreement for working capital and general corporate purposes. We terminated the Former ATM Agreement in April 2025 in anticipation of the scheduled expiration of our registration statement on Form S-3 (File No. 333-264600).
The Company filed a new registration statement on Form S-3 on May 2, 2025 (File No. 333-286936), which was subsequently declared effective by the SEC. On May 12, 2025, the Company entered into an At the Market Issuance Sales Agreement (the “ATM Agreement”) with Oppenheimer & Co. Inc., pursuant to which the Company may offer and sell, from time to time, through or to the agent, acting as agent or principal, having an aggregate offering price of up to $100.0 million. During the year ended December 31, 2025, we sold 4,671,406 shares at a weighted-average sales price of $20.88 per share, resulting in cumulative gross proceeds to us totaling approximately $95.6 million before deducting offering costs, sales commissions and fees. Cumulative net proceeds to us totaled approximately $97.5 million after deducting offering costs, sales commissions and fees.
The remaining availability under the ATM Agreement as of December 31, 2025 is approximately $2.5 million.

Note 2. Summary of Significant Accounting Policies
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
4) Allocate the transaction price to performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”). In 2025 and 2024, the Company did not have a material volume of contracts that required the allocation of transaction price to multiple performance obligations.
5) Recognize revenue when or as the Company satisfies a performance obligation
Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised product or service to a customer.
If revenue is derived from more than one of the subcaptions described below, each class which is not more than 10 percent of the sum of the items is combined with another class.
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
Costs to obtain a contract
The Company expenses the incremental costs of obtaining a contract when incurred because the amortization period for these costs would typically be less than one year. These costs primarily relate to sales commissions and are expensed as incurred in sales and marketing expense in the Company’s consolidated statements of operations and comprehensive loss. The incremental cost of obtaining a contract for the years ended December 31, 2025 and 2024 was $4.6 million, and $4.1 million, respectively.
Right of return
The Company’s general terms and conditions for its contracts do not contain a right of return that allows the customer to return products and receive a credit, however it has in practice permitted returns of its sensor kits in limited circumstances. Allowances for sales returns, which reduce revenue, are estimated using historical experience and were immaterial as of December 31, 2025 and 2024. Actual returns in subsequent periods have been consistent with estimated amounts.

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
In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2025 and 2024.
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
Restricted Cash
Restricted cash consists of collateral to merchant credit card, deposit account to secure foreign entity closure costs, issuance of a deposit performance guarantee issued in favor of a customer, and certificates of deposit held by a bank as security for outstanding letters of credit.
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

Changes in the Company’s allowance for expected credit losses were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$753	$1,104
Provision (recovery of) for doubtful accounts	(8)	(587)
Net write-offs and other	(275)	236
Ending balance	$470	$753
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
Property and Equipment
Property and equipment is comprised of all land, buildings and leasehold improvements and machinery and equipment used in our operations and corporate administration. Property and equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposition, the cost and related accumulated depreciation and amortization are removed from the accounts and resulting gain or loss is reflected in the consolidated statement of income. Assets, excluding land, are depreciated using the straight-line method over their estimated useful lives. (see Note 4).
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist primarily of cash, cash equivalents, restricted cash, short-term investments, and accounts receivable. Although the Company deposits its cash, cash equivalents, restricted cash and short-term investments with financial institutions that the Company believes are of high credit quality, its deposits, at times, may exceed federally insured limits. As of December 31, 2025 and 2024, the Company had cash, cash equivalents, short-term investments and restricted cash with financial institutions in the U.S. of $201.3 million and $161.8 million, respectively. As of December 31, 2025 and 2024, the Company also had cash with financial institutions in countries other than the U.S. of approximately $9.9 million and $12.8 million, respectively, that was not federally insured.
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
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable and unbilled receivable was as follows:

	December 31,
	2025	2024
Customer A	42%	39%
Customer B	14%	*
Customer D	13%	*
*Customer accounted for less than 10% of total accounts receivable and unbilled receivable.
Concentrations of supplier risk
Purchases from the Company’s suppliers and vendors representing 10% or more of total purchases were as follows:

	Year Ended December 31,
	2025	2024
Supplier A	10%	11%
Supplier B	26%	15%

Accounts payable from the Company’s suppliers and vendors representing 10% or more of total accounts payable were as follows:

	December 31,
	2025	2024
Supplier A	13%	18%
Supplier B	50%	55%
Supplier C	10%	*
*Supplier accounted for less than 10% of total accounts payable.
Amazon Warrant
The Amazon Warrant (as defined in Note 6) is accounted for as an equity instrument. To determine the fair value of the Amazon Warrant on its issuance date, the Company used the Black-Scholes option pricing model.
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
Stock-based Compensation
The Company measures and recognizes stock-based compensation expense for stock-based awards granted to employees, directors, and consultants over the requisite service periods based on the estimated stock-based award grant date fair value.
The fair values of the restricted stock awards and restricted stock units were determined based on the fair value of the Company’s common stock on the grant date. The Company recognizes stock-based compensation expense over the requisite service period. Forfeitures are accounted for as they occur. The Company’s policy for issuing stock upon stock option exercise is to issue new common stock.
Government Credits
The employee retention credit (“ERC”), as originally enacted through the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) on March 27, 2020, is a refundable credit against certain employment taxes equal to 50% of the qualified wages an eligible employer paid to employees from March 17, 2020 to December 31, 2020. The Disaster Tax Relief Act, enacted on December 27, 2020, extended the ERC for qualified wages paid from January 1, 2021 to June 30, 2021 and the credit was increased to 70% of qualified wages an eligible employer pays to employees during the extended period. The American Rescue Plan Act of 2021, enacted on March 11, 2021, further extended the employee retention credit through December 31, 2021. The Company qualified for the ERC for the period between March 17, 2020 and September 30, 2021. The Company recognizes government credits for which there is a reasonable assurance of compliance with credit conditions and receipt of credits. The Company received credits in the amount of $8.0 million in the year ended December 31, 2025. For the year ended December 31, 2025, the ERC was recorded as follows: $2.4 million as a reduction in cost of revenue, $3.3 million as a reduction in research and development expense, $1.1 million as a reduction in sales and marketing expense and $1.2 million as a reduction to general and administrative expense in the consolidated statement of operations and comprehensive loss. The qualified wages and health insurance benefits paid by the Company were related to the first, second and third quarters of 2021.
Income Taxes
We account for income taxes using an asset and liability approach. Deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss (“NOL”) and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Due to its history of operating losses, the Company has recorded a full valuation allowance against its U.S. deferred tax assets as of December 31, 2025 and 2024.
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
Recently Issued and Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740) Improvements to Income Tax Disclosures” (“ASU 2023-09”), which prescribes standard categories for the components of the effective tax rate reconciliation and requires disclosure of additional information for reconciling items meeting certain quantitative thresholds, requires disclosure of disaggregated income taxes paid, and modifies certain other income tax-related disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2025 and can be adopted on a prospective or retrospective basis. The Company adopted the amendments in this update for the annual period beginning fiscal year 2025 and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. Refer to Note 13. Income Taxes regarding the additional disclosures included within the consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
The Company considers the applicability and impact of all ASUs. ASUs not referenced below were assessed and determined to be not applicable and are not expected to have a material impact on the Company’s consolidated financial statements.
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
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810) ("ASU 2025-03"), which clarifies the requirements for determining the accounting acquirer in the acquisition of a variable interest entity. ASU 2025-03 beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments in this update require that an entity apply the new guidance prospectively to any acquisition transaction that occurs after the initial application date. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the disclosure impact that ASU 2025-03 may have on its financial statement presentation and disclosures.
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

Note 3. Fair Value of Financial Instruments
The following table provides information by level for the Company’s assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$54,475	$—	$—	$54,475
Short-term investments:
Commercial paper	—	68,326	—	68,326
Corporate debt	—	72,846	—	72,846
Total short-term investments	—	141,172	—	141,172
Total financial assets	$54,475	$141,172	$—	$195,647

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$24,740	$—	$—	$24,740
Short-term investments:
Commercial paper	—	56,886	—	56,886
Corporate debt	—	69,594	—	69,594
Total short-term investments	—	126,480	—	126,480
Total financial assets	$24,740	$126,480	$—	$151,220
Liabilities
Warrant liabilities	$—	$—	$126	$126
Total financial liabilities	$—	$—	$126	$126
Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. Level 3 liabilities that are measured on a recurring basis for the years ended December 31, 2025 and 2024 were not material.
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

Note 4. Balance Sheet Components
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of the following (in thousands):

	December 31,
	2025	2024
Cash	$12,938	$20,802
Cash equivalents:
Money market funds(1)	54,475	24,740
Total cash and cash equivalents	$67,413	$45,542
(1) The Company maintains a cash sweep account, which is included in money market funds as of December 31, 2025 and 2024, respectively. Cash is invested in short-term money market funds that earn interest.
The Company’s short-term investments consist of commercial paper and corporate debt. Short-term investments were $141.2 million as of December 31, 2025. Unrealized gains and losses on the Company’s short-term investments were not material as of December 31, 2025 and therefore, the amortized cost of the Company’s short-term investments approximated their fair value.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets to the total of the amounts reported in the consolidated statements of cash flows (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$67,413	$45,542
Restricted cash, current	1,467	722
Restricted cash, non-current	1,100	1,835
Total cash, cash equivalents and restricted cash	$69,980	$48,099
Inventory
Inventory, consisting of material, direct and indirect labor, and manufacturing overhead, consists of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$3,866	$3,610
Work in process	93	307
Finished goods	19,607	12,500
Total inventory	$23,566	$16,417
During the years ended December 31, 2025 and 2024, $(0.4) million and $2.1 million of inventory (recoveries) write downs were (credited) charged to cost of revenue.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2025	2024
Prepaid expenses	$6,416	$5,703
Prepaid insurance	967	893
Receivable from contract manufacturers	3,497	2,882
IRS Income tax refund receivable	2,993	—
Insurance receivable	—	2,000
Other current assets	3,644	1,272
Total prepaid and other current assets	$17,517	$12,750
Property and Equipment, net
Property and equipment consists of the following (in thousands):

	Estimated Useful Life (in years)	December 31,
		2025	2024
Land	Not depreciated	$7,798	$—
Building	25	9,453	—
Machinery and equipment	3	16,640	12,146
Computer equipment	3	1,140	689
Automotive and vehicle hardware	5	93	93
Software	3	160	601
Furniture and fixtures	7	863	845
Construction in progress		7,326	6,349
Leasehold improvements	Shorter of useful life or lease term	5,097	9,459
		48,570	30,182
Less: Accumulated depreciation		(16,679)	(20,018)
Property and equipment, net		$31,891	$10,164
On December 16, 2025, the Company purchased the building and land at 2741 16th Street, San Francisco, California which were previously leased (see Note 7. Leases).
Depreciation expense associated with property and equipment was $3.3 million and $3.2 million in the years ended December 31, 2025 and 2024, respectively.
The following table summarizes the Company's property and equipment, net by geography (in thousands):

	December 31,
	2025	2024
United States	$20,944	$3,668
Thailand	4,838	1,766
France	4,050	3,208
Taiwan	1,819	1,180
Others	240	342
Total	$31,891	$10,164

Acquired Intangible Assets, Net
The following tables present acquired intangible assets, net as of December 31, 2025 and 2024 (in thousands):

		December 31, 2025
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	3 - 8	$23,500	$(13,634)	$9,866
Vendor relationship	3	6,600	(6,600)	—
Customer relationships	3 - 8	6,300	(2,850)	3,450
Intangible assets, net		$36,400	$(23,084)	$13,316

		December 31, 2024
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	3 - 8	$23,500	$(9,795)	$13,705
Vendor relationship	3	6,600	(6,600)	—
Customer relationships	3 - 8	6,300	(2,175)	4,125
Intangible assets, net		$36,400	$(18,570)	$17,830
Amortization expense was $4.5 million, and $6.6 million in the years ended December 31, 2025, and 2024, respectively.
The following table summarizes estimated future amortization expense of finite-lived intangible assets, net (in thousands):

Years:	Amount
2026	$3,774
2027	3,682
2028	2,779
2029	2,331
2030	675
Thereafter	75
Total	$13,316
Product Warranties
The following table reflects the activity in accrued warranty cost (in thousands):

	December 31,
	2025	2024
Beginning balance	$3,049	$3,661
Warranty expenditures	(927)	(901)
Change to warranty accrual	(122)	289
Ending balance	$2,000	$3,049
Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Accrued legal fees and contingencies	$2,124	$8,493
Uninvoiced receipts	7,910	4,368
Accrued compensation	7,415	6,115
Sales and use tax	2,462	2,215
Other	6,289	9,400
Total accrued and other current liabilities	$26,200	$30,591

Note 5. Debt
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
Note 6. Warrants
Public Warrants
CLA, in its IPO in August 2020, issued units that each consisted of one Class A ordinary share and one-half warrant to purchase a Class A ordinary share (the “Public warrants”). The warrants became exercisable 12 months following the closing of the Company’s IPO, and expire five years from the completion of the Colonnade Merger, or earlier upon redemption or liquidation. On March 11, 2021, upon the closing of the Colonnade Merger each of the 9,999,996 outstanding warrants, as adjusted for any fractional warrants that were not issued upon separation, was converted automatically into a redeemable Public warrant to purchase one share of the Company’s common stock. As adjusted for the Reverse Stock Split, each 10 Public warrants is exercisable for one share of Ouster common stock at an exercise price of $115.00 per share with no fractional shares issuable upon exercise of a warrant. The Public warrants were recognized as equity upon the Merger in the amount of $17.9 million. These warrants expire on March 11, 2026.
Prior to their expiration, the Company may redeem the Public warrants at a price of $0.10 per warrant, provided that the closing price of the Company’s common stock equals or exceeds $180.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which the Company gives proper notice of such redemption to the warrants holders.

Amazon Warrant
On February 10, 2023, as part of the Velodyne Merger, the Company assumed a warrant agreement and a transaction agreement, pursuant to which Velodyne agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon.com Inc. (“Amazon”), a warrant to acquire, following customary antidilution adjustments, up to an aggregate of 3,263,898 shares of the Company’s common stock at an exercise price of $50.71 per share (the “Amazon Warrant”). The exercise price and the warrant shares issuable upon exercise of the Amazon Warrant are subject to further antidilution adjustments, including in the event the Company makes certain sales of common stock (or securities exercisable or convertible into or exchangeable for shares of the Company’s common stock) at a price less than the exercise price of the Amazon Warrant. As a result of the issuance and sale by the Company of an additional 6,045,428 shares of common stock in the twelve months ended December 31, 2024 in the Company’s “at-the-market” offering at prices below the exercise price of the Amazon Warrant, an antidilution adjustment was made in accordance to the terms of the Amazon Warrant occurred, resulting in the increase in the number of shares issuable under the Amazon Warrant by 3,374 shares of common stock and a reduction to the original strike price of the Amazon Warrant to $50.64 per share. As a result of the issuance and sale by the Company of an additional 4,671,406 shares of common stock in the twelve months ended December 31, 2025 in the Company’s “at-the-market” offering at prices below the exercise price of the Amazon Warrant, an antidilution adjustment was made in accordance to the terms of the Amazon Warrant occurred (see Note 9), resulting in the increase in the number of shares issuable under the Amazon Warrant by 4,077 shares of common stock and a reduction to the original strike price of the Amazon Warrant to $50.57 per share. As of December 31, 2025, there were 3,271,970 shares of common stock issuable under the Amazon Warrant.
The Amazon Warrant shares vest in multiple tranches over time based on payments of up to $100.0 million by Amazon or its affiliates (directly or indirectly through third parties) to the Company in connection with Amazon’s purchase of goods and services. The fair value of the unvested Amazon Warrant shares will be recorded as an increase to additional paid‑in capital, with a corresponding reduction to revenue as qualifying revenues are recognized and vesting conditions become probable of being achieved.
For the year ended December 31, 2025, 568,680 Amazon Warrant shares vested and the Company recognized non-cash stock-based reduction to revenue of $2.6 million. For the year ended December 31, 2024, 226,691 Amazon Warrant shares vested and the Company recognized non-cash stock-based reduction to revenue of $0.9 million.
The fair value of the Amazon Warrant shares was estimated on February 10, 2023, the date of completion of the Velodyne Merger, using the Black-Scholes option pricing model on the remaining contractual term of 6.98 years, an expected volatility of 53.7%, a 3.86% risk-free interest rate and a 0% expected dividend yield. The Company estimated expected volatility by using historical volatility of the Company’s publicly traded stock and historical volatility of a group of publicly traded peer companies for the period commencing February 16, 2016 and ending on the date of the Velodyne Merger.
The right to exercise the Amazon Warrant and receive the warrant shares that have vested expires February 4, 2030.
As of December 31, 2025, 2,728,985 Amazon Warrant shares have vested.
Note 7. Leases
The Company leases its headquarters located in San Francisco, California, where the Company leases 26,125 square feet of office space pursuant to a lease that is scheduled to expire in August 2034. In December 2025, the Company acquired 20,032 square feet of office space in a building adjacent to our corporate headquarters that was previously held under lease. Prior to 2024, the Company had executed or assumed as lessee an additional five other operating leases for rental of office space. The terms of those leases range from 1 to 3 years.
On February 10, 2023, the Company assumed long-term non-cancellable lease agreements stemming from the Velodyne Merger: (i) approximately 204,000 square feet of office and manufacturing space in San Jose, California and (ii) additional space pursuant to the assumed leases for offices located in Alameda, California; and Bengaluru, India.
Supplemental balance sheet information related to leases was as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term	5.67	2.84
Weighted-average discount rate	7.74%	7.09%

The Company incurred total lease costs in its consolidated statements of operations and comprehensive loss of $6.7 million and $6.9 million for the years ended December 31, 2025, and 2024, respectively.
350 Treat Building Lease
In September 2017, the Company entered into a lease agreement (the “350 Treat Building Lease”) to lease approximately 26,125 square feet of office and warehouse space located in San Francisco, California for its corporate headquarters.
The lease terms were subsequently amended multiple times, most recently in December 2025, when the Company and the landlord agreed to extend the term of the lease for an additional eight years and eight months and provided for an additional tenant improvement allowance. The total base lease payments for the extended period of 8.7 years equal $12.3 million. The amendment resulted in an adjustment of $6.1 million to the right-of-use asset and right-of-use operating lease liability which was recorded in December 2025.
As of December 31, 2025 the remaining lease term is 8.7 years, expiring on August 31, 2034. In addition to minimum lease payments, the lease requires the Company to pay associated taxes and operating costs.
The 350 Treat Building Lease is considered to be an operating lease as it does not meet the criteria of a finance lease. As of December 31, 2025, the operating lease right-of-use asset and operating lease liability were $8.3 million and $9.3 million, respectively. At the amendment date of the lease, a discount rate of 6.50% was used to calculate the present value of the minimum lease payments to determine the lease liability. As of December 31, 2024, the operating lease right-of-use asset and operating lease liability were $3.3 million and $4.5 million, respectively.
2741 16th Street Lease
In September 2017 the Company entered into a lease agreement (the “2741 16th Street Lease”) to lease approximately 20,032 square feet of office space and 25,000 square feet of parking space located in San Francisco, California.
In May 2020, the Company entered into an amendment to the 2741 16th Street Lease agreement, whereby the parties agreed to extend the term of the lease for an additional four years, restructure the monthly rent payable under the lease and provide for an additional tenant improvement allowance. The total base lease payments for the extended period of four years equaled $8.5 million and the increase in total base lease payments for the lease term provided for by the original agreement was $0.7 million. The amendment resulted in an adjustment of $6.2 million to the right-of-use asset and right-of-use operating lease liability which was recorded in May 2020. In addition to minimum lease payments, the lease required the Company to pay associated taxes and operating costs.
The 2741 16th Street Lease was considered to be an operating lease as it did not meet the criteria of a finance lease. As of December 31, 2024, the operating lease right-of-use asset and operating lease liability were $4.0 million and $5.4 million, respectively. The discount rate used to determine the operating lease liability was 5.25%.
On December 16, 2025, the Company purchased the building and land at 2741 16th Street, which were previously leased, for $18.2 million (including approximately $202,000 of transactions costs). Management assessed the fair market value using the market and replacement cost methods and, per the assessment, allocated approximately 45% of the purchase price to the land and 55% of the purchase price to the building. The transaction resulted in the termination of the related ROU asset, and lease liability, of $2.6 million and $3.6 million, respectively. No gain or loss was recognized as the lease termination occurred due to the purchase of the leased asset. This allocation of the purchase price, after accounting for the impact of the lease termination, resulted in $7.8 million allocated to the land and $9.5 million allocated to the building.
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
In October 2019, as part of the second amendment to the 5521 Hellyer Avenue Lease, the lease term was extended for an additional five years ending in December 31, 2027. The total base lease payments for the extended period of 5.0 years equals $17.6 million. As of December 31, 2025, the operating lease right-of-use asset and operating lease liability were $4.2 million and $6.8 million, respectively. As of December 31, 2024, the operating lease right-of-use asset and operating lease liability were $6.3 million and $9.6 million, respectively. The discount rate used to determine the operating lease liability was 9.75%.

Other operating real estate leases
The Company has executed or assumed as lessee operating leases for rental of office space. The remaining lease terms of those leases range from 1 to 3 years. The Company is obligated to make lease payments totaling approximately $1.1 million for those leases over the respective lease terms.
Total operating lease cost for the years ended December 31, 2025 and 2024 was $6.7 million and $6.9 million, which consisted of $5.2 million and $5.6 million of fixed lease expense and $1.5 million and $1.3 million of variable lease expense, respectively. Cash paid for amounts included in the measurement of lease liabilities was $7.6 million and $7.3 million for the years ended December 31, 2025 and 2024, respectively.
The maturities of the operating lease liabilities as of December 31, 2025 were as follows (in thousands):

Year ending December 31,
2026	$4,991
2027	5,510
2028	1,629
2029	1,479
2030	1,470
2031 and thereafter	5,784
Total undiscounted lease payments	20,863
Less: imputed interest	(3,783)
Total operating lease liabilities	$17,080
Note 8. Commitments and Contingencies
Letters of Credit
In connection with certain office leasehold interests in real property located in San Francisco (350 Treat Ave. and, 2741 16th Street) and in Paris, France, the Company obtained letters of credit from certain banks as required by the lease agreements. If the Company defaults under the terms of the applicable lease, the lessor will be entitled to draw upon the letters of credit in the amount necessary to cure the default. The amounts covered by the letters of credit are collateralized by certificates of deposit, which are included in restricted cash on the consolidated balance sheets as of December 31, 2025 and 2024. The amount collateralizing the 2741 16th Street lease letter of credit following the purchase of the property and the termination of the 2741 16th Street lease was released during the first fiscal quarter of 2026. The outstanding amount of the letters of credit was $1.4 million and 1.4 million as of December 31, 2025 and 2024, respectively.
Non-cancelable purchase commitments
As of December 31, 2025, the Company had non-cancelable purchase commitments to third-party contract manufacturers for approximately $19.2 million and other vendors for approximately $11.3 million.
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
On January 18, 2022, David and Marta Hall filed a lawsuit in the Superior Court of California, County of Alameda, against current and former officers and directors of Velodyne, as well as Velodyne’s outside counsel. The Halls sought to recover damages for financial and other injuries they allegedly sustained as a result of the merger between Graf and Velodyne. On May 3, 2022, certain defendants filed motions to compel arbitration and other defendants filed motions to quash service of process for lack of personal jurisdiction. The court conducted a hearing on the motions on July 20, 2022. On August 30, 2022, the court granted the motion to quash service with respect to the out of state defendants. On October 3, 2022, the court granted the motion to compel Mr. Hall to arbitrate his claims, and stayed proceedings on Ms. Hall’s claims pending arbitration of Mr. Hall’s claims. On October 20, 2022, Mr. and Ms. Hall voluntarily dismissed the action without prejudice. On January 3, 2023, Mr. and Ms. Hall filed an arbitration demand with substantially the same allegations as the prior lawsuit. On or about August 22, 2023, Ms. Hall filed an application in Texas District Court, Dallas County to compel arbitration of two of the individuals who had been dismissed from the prior court action for lack of personal jurisdiction; these two individuals agreed to participate in the arbitration and thus the Texas action has been stayed. On January 17, 2025, three of the individual respondents were dismissed with prejudice, and Mr. and Ms. Hall dismissed certain claims against the three remaining respondents Messrs. Gopalan, Graf and Dee. The parties agreed to a confidential settlement, without any admission or concession of wrongdoing or liability by Velodyne or the individual respondents, and executed the definitive agreement on April 16, 2025. As of December 31, 2024, the Company accrued the settlement expenses associated with this action. An insurance receivable allowed the Company to recover the majority of the settlement expenses, resulting in a net charge that was immaterial to its consolidated statement of operations. The Halls filed notices of dismissal with prejudice of the arbitration on June 4, 2025, and of the Texas action on June 10, 2025.

On August 10, 2023, Plaintiffs David and Marta Hall filed a complaint against Velodyne in the Superior Court of California, County of San Francisco asserting claims for breach of contract and failure to reimburse expenses in violation of California Labor Code Section 2802 (the “2023 Hall Matter”). The 2023 Hall Matter seeks indemnification for legal fees incurred on the Halls’ behalf in connection with a prior derivative action against certain Velodyne officers and directors, and named Velodyne as a nominal defendant, captioned In Re Velodyne Lidar, Inc. Derivative Action, Case No. 1:21-cv-00369-TMH (D. Del.) (dismissed on November 7, 2023). On November 21, 2023, Velodyne denied all allegations. The parties agreed to a confidential settlement, without any admission or concession of any wrongdoing or liability by Velodyne or Ouster, and executed the definitive settlement agreement on April 16, 2025. This lawsuit was dismissed with prejudice on or around April 18, 2025.
On August 25, 2023, a putative shareholder class action suit was filed in the Delaware Court of Chancery against six former officers and directors of Graf Acquisition LLC, the predecessor entity of Velodyne, as well as two other entities (one of which has since been dismissed without prejudice), entitled Berger v. Graf Acquisition, LLC, et al., No. C.A. 2023 0873 LWW. The Company, Graf Acquisition LLC and Velodyne were not named as defendants. The plaintiff, who was allegedly a GIC shareholder, asserted claims for breach of fiduciary duty and unjust enrichment in connection with the merger of GIC and Velodyne on September 29, 2020, and sought damages, disgorgement and other recovery on behalf of the putative class of GIC shareholders in an unspecified amount. The parties agreed to a settlement without any admission or concession of wrongdoing or liability by any of the defendants, subject to final approval by the court. As of June 30, 2025, the Company accrued the expected settlement expenses associated with this action. An insurance receivable allowed the Company to recover the majority of the expected settlement expenses, resulting in a net charge that was immaterial to its consolidated statement of operations. On October 7, 2025, the court approved the settlement and subsequently entered final judgment and dismissed the case on October 8, 2025.
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
On May 17, 2023, Hesai Photonics Technology Co. Ltd. and Hesai Group (collectively “Hesai Photonics”) filed a request for arbitration with JAMS against the Company, Velodyne Lidar, Inc., Velodyne, LLC, and Oban Merger Sub II LLC. Hesai Photonics alleges that the Company is bound as a result of the Company’s 2023 merger with Velodyne Lidar, Inc. by the terms and conditions, including an obligation to arbitrate disputes, of a long-term, global cross-licensing settlement agreement signed in 2020 between Hesai Photonics and Velodyne Lidar, Inc. (“Velodyne-Hesai Settlement Agreement”). On June 13, 2023, the Company responded to the arbitration demand and denied all allegations. On March 28, 2025, the tribunal issued a confidential interim decision, finding that the Company was subject to the Velodyne-Hesai Photonics Settlement Agreement. On September 15, 2025, the tribunal issued a confidential final decision, affirming the earlier finding of a global licensing settlement agreement that requires Hesai Photonics to pay royalties and deciding on fees in the amount of approximately $6.4 million, which the Company paid in the fourth quarter of fiscal 2025.
On September 14, September 25, and September 26, 2023, Hesai filed Petitions for Inter Partes Review with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of the Company’s patents asserted in the ITC and Delaware patent actions. The Company provided preliminary responses to those petitions in late December 2023 and early January 2024. On March 19, 2024, March 28, 2024, and April 1, 2024, the PTAB issued decisions to institute inter partes review for four patents: IPR2023-01421 (Patent No. 11,175,405), hearing date of December 17, 2024; IPR2023-01422 (Patent No. 11,287,515), hearing date of December 17, 2024; IPR2023-01456 (Patent No. 11,178,381), hearing date of January 13, 2025; and IPR2023-01457 (Patent No. 11,190,750), hearing date of January 13, 2025. On March 13, 2025, the PTAB issued final written decisions upholding the patentability of all challenged claims in IPR2023-01422, and finding unpatentable all challenged claims in IPR2023-01421 and IPR2023-01457. On March 17, 2025, the PTAB issued a final written decision finding unpatentable all challenged claims of IPR2023-01456. On June 2 and 3, 2025, the Company filed notices of appeal for IPR2023-01421, IPR 2023-01426, and IPR 2023-01457, but the parties dismissed all but IPR2023-01421, which is awaiting hearing. Regarding the fifth patent (Patent No. 11,422,236), the PTAB declined to institute on March 28, 2024, (see IPR2023-01458). Hesai requested review to the Director of the United States Patent and Trademark Office (“Director Review”), who remanded to the PTAB for further review of its decision not to institute. On January 21, 2025, the PTAB again denied institution, to which Hesai again requested Director Review, and the Company objected. On March 20, 2025, the Director again denied review.

As of December 31, 2025, the Company accrued $1.1 million in connection the Velodyne Legacy and Ouster legal proceedings as of December 31, 2025.
Indemnification
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
On April 29, 2022, we entered into an open market sale agreement with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and Oppenheimer & Co. Inc. (the “Former ATM Agreement”), pursuant to which we could offer and sell shares of our common stock with an aggregate offering price of up to $150.0 million under an “at-the-market” offering program. During the years ended December 31, 2024 and 2023, the Company sold 6,045,428 and 2,878,875 shares, respectively under the Former ATM Agreement. The weighted-average sales price and gross proceeds to the Company before deducting offering costs, sales commissions and fees were approximately $9.64 and $5.67 per share and $58.3 million and $16.3 million, respectively, during the year ended December 31, 2024 and 2023. The Company used the net proceeds from the Former ATM Agreement for working capital and general corporate purposes. We terminated the Former ATM Agreement in April 2025 in anticipation of the scheduled expiration of our registration statement on Form S-3 (File No. 333-264600).
The Company filed a new registration statement on Form S-3 on May 2, 2025 (File No. 333-286936), which was subsequently declared effective by the SEC. On May 12, 2025, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Oppenheimer & Co. Inc., pursuant to which the Company may offer and sell, from time to time, through or to the agent, acting as agent or principal, having an aggregate offering price of up to $100.0 million. During the year ended December 31, 2025, the Company sold 4,671,406 shares at a weighted-average sales price of $20.88 per share, resulting in cumulative gross proceeds to us totaling approximately $97.5 million before deducting offering costs, sales commissions and fees. Cumulative net proceeds to the Company totaled approximately $95.6 million after deducting offering costs, sales commissions and fees.
The remaining availability under the ATM Agreement as of December 31, 2025 is approximately $2.5 million.
Note 10. Stock-based Compensation
As of December 31, 2025, the Company maintains five equity incentive plans: its Amended and Restated 2015 Stock Plan (the “2015 Plan”), the Sense Photonics, Inc. 2017 Equity Incentive Plan (the “Sense Plan”), the Velodyne Lidar, Inc. 2020 Equity Incentive Plan (the “Velodyne Plan”), its 2021 Incentive Award Plan (the “2021 Plan”) and its Amended and Restated 2022 Employee Stock Purchase Plan (the “2022 ESPP” and, collectively with the 2015 Plan, the Sense Plan, the Velodyne Plan and the 2021 Plan, the “Plans”).

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

In May of 2023, the Company increased the share purchase limit under the 2022 ESPP to 3,000 shares of the Company’s common stock per offering period and added Velodyne Lidar, Inc. as a participating employer in the 2022 ESPP. The stock-based compensation expense for the 2022 ESPP is based on the estimated grant date fair value utilizing the Black-Scholes option valuation model of the 2022 ESPP shares and the number of shares that can be purchased as of the grant date, which is recognized as expense on a straight-line expense attribution method over the length of an offering period. During fiscal 2025 employees purchased 394,755 shares of common stock under the 2022 ESPP at a weighted-average purchase price of $4.95, with proceeds of $2.0 million. During fiscal 2024 employees purchased 384,341 shares of common stock under the 2022 ESPP at a weighted-average purchase price of $4.43, with proceeds of $1.7 million.
Equity Plans Assumed from Acquisitions
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
The Company recognized stock-based compensation for all stock awards in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cost of revenue	$5,455	$4,608
Research and development	19,020	18,260
Sales and marketing	4,978	5,347
General and administrative	11,371	12,244
Total stock-based compensation	$40,824	$40,459
The following table summarizes stock-based compensation expense by award type (in thousands):

	Year Ended December 31,
	2025	2024
RSUs	$37,051	$29,929
Stock options	—	4,480
Employee stock purchase plan	1,207	1,956
RSAs	2,566	4,094
Total stock-based compensation	$40,824	$40,459
Stock-based compensation expense is based on awards which vest. The Company. accounts for forfeitures as they occur, rather than estimating expected forfeitures.

Stock option activity for the years ended December 31, 2025 and 2024 is as follows:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding—January 1, 2024	1,871,649	$7.36	6.72	$6,191
Options exercised	(105,581)	1.93		610
Options cancelled	(11,044)	29.39		21
Outstanding—December 31, 2024	1,755,024	$7.55	5.72	$10,076
Options exercised	(43,904)	$1.95		723
Options cancelled	(498)	$1.95		3
Outstanding—December 31, 2025	1,710,622	7.69	4.72	$24,142
Vested and expected to vest—December 31, 2025	1,710,622	$7.69	4.72	$24,142
Exercisable—December 31, 2025	1,710,622	$7.69	4.72	$24,142
The following table summarizes information about stock options outstanding and exercisable at December 31, 2025:

	Options Outstanding
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Options Exercisable
$1.85	167,863	4.54	167,863
$2.13	781,142	4.75	781,142
$14.22	752,408	4.75	752,408
$52.40	9,209	3.74	9,209
	1,710,622		1,710,622
No options were granted during the years ended December 31, 2025 and December 31, 2024. As of December 31, 2025, there was no remaining unamortized stock-based compensation expense related to unvested stock options.
Restricted Stock Units (“RSU”)
A summary of RSUs activity under the Plan for the years ended December 31, 2025 and, 2024 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Unvested—January 1, 2024	3,074,939	$13.19
Granted	2,836,726	9.45
Canceled	(424,161)	12.70
Vested	(2,022,740)	12.37
Unvested—December 31, 2024	3,464,764	$10.68
Granted	4,278,834	12.46
Canceled	(519,171)	10.22
Vested	(3,139,352)	11.43
Unvested—December 31, 2025	4,085,075	$12.02
As of December 31, 2025, total compensation expense related to unvested RSUs granted to employees, but not yet recognized, was $39.5 million, with a weighted-average remaining vesting period of 1.7 years.

Restricted Stock Awards
A summary of RSA activity for the years ended December 31, 2025 and 2024 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Unvested—January 01, 2024	376,919	$15.30
Granted	533,601	7.94
Vested	(453,822)	10.69
Unvested—December 31, 2024	456,698	$11.28
Canceled	(68,072)	8.79
Vested	(388,626)	10.27
Unvested—December 31, 2025	—	$—
Stock compensation expense is recognized on a straight-line basis over the vesting period of each award of RSAs. As of December 31, 2025, there was no remaining compensation expense related to unvested RSAs granted to employees yet to be recognized. The common stock comprising RSAs is issued at grant but, generally, is subject to a risk of forfeiture if the holder terminates service with the Company and its subsidiaries prior to vesting.
Note 11. Employee Benefit Plan
In 2018, the Company adopted a defined contribution retirement savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company at its discretion offers matching contributions of up to 4% of each employee’s annual compensation. The Company provided matching contributions of $1.6 million and $1.7 million to the plan during the years ended December 31, 2025 and 2024, respectively.
Note 12. Net Loss Per Common Share
The following table sets forth the computation of basic and diluted net loss per common share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(60,377)	$(97,045)
Denominator:
Weighted average shares used to compute basic and diluted net loss per share	56,334,911	46,584,479
Net loss per common share-basic and diluted	$(1.07)	$(2.08)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	December 31,
	2025	2024
Options to purchase common stock	1,710,622	1,755,024
Public and private common stock warrants	4,871,960	5,235,409
Restricted Stock Units	4,085,075	3,464,764
Share purchase rights under the ESPP	290,918	569,048
Unvested RSAs	—	456,698
Total	10,958,575	11,480,943

Note 13. Income Taxes
Loss before income taxes for the years ended December 31, 2025, and 2024 are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Domestic	$(64,550)	$(98,413)
Foreign	1,238	1,905
Total	$(63,312)	$(96,508)
The components of income tax expense are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Current:
Federal	$(3,457)	$—
State	70	34
Foreign	187	314
Total current (benefit) expense	(3,200)	348
Deferred:
Federal	—	135
State	—	—
Foreign	265	54
Total deferred expense	265	189
Total income tax (benefit) expense	$(2,935)	$537
A reconciliation between the U.S. federal statutory rate and the Company’s effective tax rate for tax year 2025 after the adoption of ASU 2023-09 is as follows (in thousands, except percentages):

	Year Ended December 31,
	2025
Tax at U.S. federal statutory tax rate	$(13,296)	21.0%
State and local income taxes, net of federal income tax effect*	57	(0.1)%
Foreign tax effects	455	(0.7)%
Effects of cross-border tax laws
Global intangible low-taxed income	195	(0.3)%
Subpart F income	2	—%
Tax credits
Research and development credits	4,069	(6.4)%
Changes in Valuation Allowances	8,932	(14.1)%
Nontaxable or deductible items
Stock-based and non-deductible employee compensation	(1,221)	1.9%
Other	258	(0.4)%
Changes in unrecognized tax benefits	(1,359)	2.1%
Other
2017 and 2018 IRS examination resolution	(3,720)	5.9%
Return-to-provision adjustment	2,695	(4.3)%
Other	(2)	—%
Total tax provision (benefit)	$(2,935)	4.6%
*State taxes in Massachusetts for 2025 made up the majority (greater than 50%) of the tax effect in this category.

A reconciliation between the U.S. federal statutory rate and the Company’s effective tax rate for the tax year 2024 prior to the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2024
Tax at U.S. federal statutory rate	$(20,267)	21.0%
State income taxes, net of federal benefit	23	—%
Stock-based compensation	7,213	(7.5)%
Foreign rate differential	10	—%
Fair value changes - warrants	(22)	—%
Valuation allowance	13,174	(13.7)%
Non-deductible expenses	39	—%
Other	367	(0.4)%
Total tax provision	$537	(0.6)%

Significant components of the Company’s deferred tax assets and liabilities for federal, state and foreign income taxes are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$242,635	$200,050
Credits	7,637	9,863
Stock-based compensation	601	2,118
Accruals and reserves	4,121	4,296
Deferred revenue	4,284	5,163
Fixed assets	—	1,689
Operating lease liability	3,947	5,086
Capitalized research and development expenditures	8,092	37,291
Gross deferred tax assets	271,317	265,556
Valuation allowance	(266,186)	(259,698)
Net deferred tax assets	5,131	5,858
Deferred tax liabilities:
Fixed assets	(227)	—
Intangible property	(1,823)	(3,022)
Operating lease, right of use assets	(3,081)	(2,571)
Gross deferred tax liabilities	(5,131)	(5,593)
Net deferred tax assets	$—	$265
Deferred income taxes have not been provided for undistributed earnings of the Company’s consolidated foreign subsidiaries because of the Company’s intent to reinvest such earnings indefinitely in active foreign operations. The Company believes that future domestic cash generation will be sufficient to meet future domestic cash needs. The Company has not recorded a deferred tax liability on the undistributed earnings of non-U.S. subsidiaries.

The Company has established a full valuation allowance of $266.2 million and $259.7 million for the years ended December 31, 2025 and 2024, respectively, against its U.S. Federal, state and foreign deferred tax assets. The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that all of its U.S. Federal, state, and foreign deferred tax assets can be realized as of December 31, 2025. Accordingly, the Company has recorded a full valuation allowance on its deferred tax assets.
The valuation allowance on the Company’s net deferred taxes increased by $6.5 million during the year ended December 31, 2025 as compared to a decrease of $45.3 million during the year ended December 31, 2024. The current year increase in valuation allowance is primarily attributable to the generation of net operating losses. The prior year decrease in valuation allowance is primarily attributable to the generation of net operating losses and capitalization of research and development expenditures.
As of December 31, 2025, the Company had federal net operating loss carryforwards and state net operating loss carryforwards of approximately $1.1 billion and $458.2 million, respectively. As of December 31, 2025, federal net operating loss carryforwards generated after December 31, 2017 will be carried forward indefinitely and the state net operating loss carryforward begins expiring in 2028 through 2045. As of December 31, 2025, the amount of federal net operating loss that does not expire is $1.1 billion.
As of December 31, 2025, the Company had federal and state research and development credit carryforwards of approximately $0.9 million and $12.8 million, respectively. As of December 31, 2025 the federal credits will expire starting in 2035, if not utilized and state credits carryforward indefinitely.
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
Net cash paid (refunds received) for income taxes consisted of the following (in thousands):

Year Ended December 31,
2025
U.S. Federal	$(857)
U.S. state and local jurisdictions	22
Foreign
United Kingdom	(282)
China	263
Netherlands	180
Canada	(61)
Other	50
Net cash paid (refunds received) for income taxes	$(685)

The amount of cash income taxes paid by the Company during the year ended December 31, 2024 was $0.4 million.
The balance of gross unrecognized tax benefits as of December 31, 2025, and 2024 was $23.4 million and $24.8 million, respectively. Out of the total unrecognized tax benefits, $0.5 million at December 31, 2025, if recognized, would impact our effective tax rate in the period of recognition. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2025 and 2024, the Company has accrued immaterial interest and penalties related to uncertain tax positions. The following table sets forth the change in the uncertain tax positions for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Balance at the beginning of the year	$24,755	$24,755
Decreases:
For prior years’ tax positions	(1,355)	—
Balance at the end of the year	$23,400	$24,755
The Company files income tax returns in the U.S. for Federal, California, and other U.S. states, as well as miscellaneous foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The earliest year open for examination is the 2016 tax year. During the year ended December 31, 2025, the Company reached a resolution of its IRS examination for the 2017 and 2018 tax years and the Company recorded a refund receivable of $3.0 million. The Company does not believe it is reasonably possible that the Company’s unrecognized tax benefits will materially change in the next 12 months. All of the net operating losses and research and development credit carry-forwards that may be used in future years are still subject to inquiry given that the statute of limitation for these items would begin in the year of the utilization.

Deferred income taxes have not been provided for undistributed earnings of the Company’s consolidated foreign subsidiaries because of the Company’s intent to reinvest such earnings indefinitely in active foreign operations. The Company believes that future domestic cash generation will be sufficient to meet future domestic cash needs. The Company has not recorded a deferred tax liability on the undistributed earnings of non-U.S. subsidiaries.
Note 14. Revenue
The majority of the Company’s revenue is recognized at the point in time when the customer obtains control of the respective lidar sensor kits. Revenue recognized over time is immaterial to total revenue recognized for any given period.
The following table presents total revenues by geographic area based on the location products were shipped to and services provided (in thousands):

	Year Ended December 31,
	2025	2024
Americas	$92,103	$58,430
Asia and Pacific	54,187	20,158
Europe, Middle East and Africa	23,094	32,513
Total	$169,384	$111,101
Customers that accounted for more than 10% of revenue during the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Customer A	11%	*
Customer E	21%	12%
*Customer accounted for less than 10% of total revenue in the period.

Countries that accounted for more than 10% of revenue was as follows:

	Year Ended December 31,
	2025	2024
United States	53%	49%
China	15%	*
Sweden	*	10%
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
Unbilled receivables
A receivable for multi-year licensing services is generally recorded upon invoicing. A receivable for multi-year license contracts is recorded upon delivery, whether or not invoiced, to the extent the Company has an unconditional right to receive payment in the future related to those licenses. As of December 31, 2025, the current portion of these unbilled receivables in the amount of $6.4 million, primarily consisting of unbilled receivables from multi-year license contracts, is included in “Accounts receivable, net” on the consolidated balance sheet. As of December 31, 2024, the current portion of these unbilled receivables in the amount of $3.3 million, primarily consisting of unbilled receivables from multi-year license contracts, is included in “Accounts receivable, net” on the consolidated balance sheet.
Contract Assets
Contract assets primarily relate to the Company’s rights to consideration under license arrangements when the licenses have been transferred to the customers, but payment is contingent upon a future event, other than the passage of time (i.e. type of unbilled receivable) and for which the Company does not have an unconditional right at the reporting date.
Contract asset also arises when the timing of billing differs from the timing of revenue recognized, such as when revenue is recognized on guaranteed minimum payments at the inception of the contract when there is not yet a right to invoice in accordance with contract terms and payment is contingent upon future event. Contract assets, current are included in prepaid expenses and other current assets on the accompanying consolidated balance sheets. Contract assets, non-current portion are included in other non-current assets on the accompanying consolidated balance sheets.
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
The following table provides information about contract asset and liability balances as of December 31, 2025 and 2024 (in thousands).

	December 31, 2025	December 31, 2024

Contract assets, current	$937	$—
Contract assets, non-current portion	281	—
Total contract assets	$1,218	$—

Contract liabilities, current
Deferred revenues from multi-year licensing contracts	$133	$10,922
Other contract liabilities	20,572	23,429

Contract liabilities, non-current portion
Deferred revenues from multi-year licensing contracts	$429	$627
Other contract liabilities	2,677	1,911
Total contract liabilities	$23,811	$36,889
Deferred revenues from multi-year licensing contracts mainly represent minimum royalty payments received from licensees relating to long-term IP license contracts for which the Company has future obligations under the license agreements. Royalties from the IP licenses are recognized at the later of the period the sales occur or the satisfaction of the performance obligation to which some or all of the royalties have been allocated. The Company evaluated its performance obligations under multi-year licensing contracts and did not recognize any revenue under such licensing contracts in fiscal year 2024 because the Company concluded there is significant uncertainty associated with resolving the Company’s performance.
During the fourth quarter of fiscal 2025, the Company recognized $22.8 million in royalty revenue that included $16.1 million in cumulative royalty revenue associated with a multi-year IP license contract entered into in a prior year which granted a customer a right-to-use our functional intellectual property for the duration of the stated license term. The associated royalties were previously deferred pending the resolution of significant uncertainty associated with resolving the Company’s performance under the license contract. As of December 31, 2025 those uncertainties have been resolved, which resulted in recognition of such amounts.
Other contract liabilities primarily relate to a multi-year contract entered in 2023 with a customer to sell its products. During the year ended December 31, 2024, the Company signed a new contract, which was subsequently modified, with this customer that added new service performance obligations and modified certain payment, pricing and delivery terms. As a result, the Company received an additional $16.2 million in payments from this customer, which was recorded in other contract liabilities during the year ended December 31, 2024. Modifications were accounted for in accordance with the contract modification framework. As of December 31, 2025, $12.5 million remained deferred under the contract until a future product and service delivery date.
The following table provides information about contract liabilities (remaining performance obligations) and the significant changes in the balances during the years ended December 31, 2025 and 2024 (in thousands).

Contract Liabilities
Beginning balance as of January 1, 2024	$17,852
Net revenue deferred in the period	21,031
Revenue recognized that was included in the contract liability balance at the beginning of the period	(1,994)
Ending balance as of December 31, 2024	$36,889
Net revenue deferred in the period	7,557
Reclassification to contract asset	2,802
Revenue recognized that was included in the contract liability balance at the beginning of the period	(23,437)
Ending balance as of December 31, 2025	$23,811

Note 15. Segment
The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The Chief Executive Officer reviews financial information including revenue, expenses and net loss presented on a consolidated basis, accompanied by certain supplemental information about significant expense categories for purposes of allocating resources and evaluating the Company’s financial performance. The Company operates as one reportable and operating segment, which relates to the sale and production of lidar sensor kits and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. The CODM assesses financial performance of the reportable segment and decides how to allocate resources based on the net loss that also is reported as the net loss attributable to the Company on the consolidated statements of operations and comprehensive loss. The net loss is also used by our CODM to monitor actual results versus budget and prior periods amounts of our reportable segment and decide how to expand business or to return value to stockholders. The measure of the segment assets is reported on the consolidated balance sheet as total assets.
The following table reflects certain financial data for our reportable segment (in thousands):

	Year Ended December 31,
	2025	2024
Total revenue	$169,384	$111,101
Less(1):
Product manufacturing costs	68,024	57,951
Stock based compensation and amortization expense	7,307	6,377
Other costs(2)	10,617	6,313
Research and development	65,170	58,084
Sales and marketing	27,624	27,852
General and administrative	64,641	58,701
Total other (income) expense, net	(10,687)	(7,669)
Provision for (benefit from) income tax	(2,935)	537
Net loss	$(60,377)	$(97,045)
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker.
(2)Other costs primarily includes inventory excess and obsolescence, scrap, warranty, freight, tariffs and other cost of revenue items.
Note 16. Subsequent Event
On February 4, 2026 (“Closing Date”), the Company completed the acquisition of Stereolabs SAS (“Stereolabs”), a developer, manufacturer and seller of vision systems headquartered in France. The acquisition expanded the Company's product portfolio, and is expected to further strengthen its software capabilities and accelerate customer development. In exchange for 100% of the outstanding share capital of Stereolabs, shareholders of Stereolabs received cash consideration of $35.4 million and 1,847,677 newly-issued shares of the Company’s common stock valued at $35.4 million based on the trading price on the Closing Date, and of which 660,005 shares are subject to a staggered lock-up arrangement lasting through a four-year period, whereby twenty-five (25%) percent will be released upon each anniversary of the completion date as long as the key employees are still employees of the Company.
The acquisition will be accounted for as a business combination, and the Company will begin consolidating Stereolabs’ financial results in its condensed consolidated financial statements starting as of Closing Date. Given the recent date of the acquisition, the Company has not finalized its determination of the fair value of the assets acquired and liabilities assumed. The Company has engaged third-party consultants to assist with determining the fair value of assets and liabilities acquired from Stereolabs as of the acquisition date.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment as of December 31, 2025 of the effectiveness of our internal control over financial reporting based on the criteria set forth in the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.
Remediation of Previously Reported Material Weaknesses
We previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our subsequent Quarterly Reports on Form 10-Q the following material weaknesses in internal control over financial reporting.
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
We did not design and maintain effective controls over the period-end financial reporting process to ensure, for other than journal entries, that segregation of duties (“SOD”) conflicts were identified, reviewed and mitigated by appropriately designed mitigating controls as needed to achieve complete, accurate and timely financial accounting, reporting and disclosures.
Throughout 2025, we enhanced the design and/or operation of internal controls by:
•     Improving internal controls to ensure that SOD conflicts were timely identified, reviewed and mitigated by appropriately designed mitigating controls and procedures. This included periodic monitoring of changes in roles and responsibilities that could impact SOD conflicts within the period-end financial reporting process.
•     Recruiting personnel with appropriate internal controls, accounting knowledge and experience commensurate with our accounting and reporting requirements, in addition to engaging and utilizing third party consultants and specialists. Our management also continued to reallocate and align roles and responsibilities within the accounting team to optimize and leverage the skills and experience of various personnel.
•     Providing internal control training for personnel responsible for implementing internal controls for the Company.

Our management completed its documentation, testing and evaluation of the enhanced control activities and determined that, as of December 31, 2025, these control activities have been appropriately designed and implemented, and have operated effectively for a sufficient period of time to conclude that these previously identified material weaknesses have been remediated.
Attestation Report of Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting because we do not qualify as an accelerated or a large accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On November 18, 2025, Darien Spencer, the Company’s Chief Operating Officer, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K. The plan provides for the periodic sale of up to 323,918 shares of common stock between April 16, 2026 and November 18, 2027.
On December 15, 2025, Mark Frichtl, the Company’s Co-Founder and Chief Technology Officer, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K. The plan provides for the periodic sale of up to 850,176 shares of common stock between March 24, 2026 and December 31, 2026.
Other than as described above, during the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Code of Conduct
We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and/or controller, and persons performing similar functions. A copy of the Code of Conduct is available on our Investors website at investors.ouster.com in the “Governance” section. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, that are required to be disclosed by SEC or NASDAQ rules will be disclosed on our website. We did not grant any waivers to the Code of Conduct in fiscal 2025. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.
The remaining information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included under the headings “Election of Directors,” “Executive Officers” “Corporate Governance,” and “Delinquent Section 16(a) Reports” (if applicable) in our definitive proxy statement for our 2026 annual meeting of stockholders (the “2026 Annual Meeting of Stockholders”), to be filed within 120 days after the end of the 2025 fiscal year and is incorporated herein by reference.
Information About Our Executive Officers & Directors
The following table provides information regarding our executive officers and members of our board of directors (ages are calculated as of March 2, 2026):

Name	Age	Position at Ouster	Principal Employment
Angus Pacala	37	Director, Co-Founder and Chief Executive Officer	Same
Mark Frichtl	37	Co-Founder and Chief Technology Officer	Same
Kenneth P. Gianella	53	Chief Financial Officer	Same
Darien Spencer	62	Chief Operating Officer	Same
Megan Chung	52	General Counsel and Secretary	Same
Theodore L. Tewksbury, Ph.D.	69	Chair of the Board of Directors	Former Chief Executive Officer of Velodyne Lidar, Inc.
Christina C. Correia	55	Director	Group Vice President, Chief Accounting Officer and Business Finance at Lam Research Corporation
Virginia Boulet	72	Director	Former Managing Director of Legacy Capital, LLC, an investment company
Phillip M. Eyler	54	Director	Former President and Chief Executive Officer of Gentherm Incorporated
Susan Heystee	64	Vice Chair of the Board of Directors	Former Senior Vice President of Global Automotive Business at Verizon Connect, a telecommunications company
Ernest Maddock	67	Director	Former Chief Financial Officer of Micron Technology, Inc., a semiconductor manufacturing company
Stephen A. Skaggs	63	Director	Former Senior Vice President and Chief Financial Officer of Atmel Corporation
Item 11. Executive Compensation
The information required by Items 402, 407(e)(4), and (e)(5) of Regulation S-K will be included under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” (if applicable) in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized For Issuance under Equity Compensation Plans (as of December 31, 2025):

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities Reflected in first column)
Equity compensation plans approved by security holders(1)					2,595,496(2)(6)(7)
Restricted Stock Units	4,085,075	(3)	$—	(5)
Options to Purchase Common Stock	1,710,622	(4)	$7.69	(5)
Employee Stock Purchase Plan(6)	—		$—
Equity compensation plans not approved by security holders	—		$—		—
Total	5,795,697		$7.69		2,595,496
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
(3)Consists of 2,359,740 outstanding restricted stock units under the 2021 Plan, 1,723,645 outstanding restricted stock units under the Velodyne Plan, and 1,690 outstanding restricted stock units under the Sense Plan.
(4)Consists of 1,710,413 outstanding options to purchase stock under the 2015 Plan and 9,209 outstanding options to purchase stock under the Sense Plan.
(5)As of December 31, 2025, the weighted-average exercise price of outstanding options under the 2015 Plan was $7.45 and the weighted-average exercise price of outstanding options under the Sense Plan was $52.40. Outstanding restricted stock units and restricted stock awards subject to time-based vesting do not have an exercise price and therefore are not included in the calculation of the weighted-average exercise price.
(6)Consists of 1,626,215 shares available for purchase by our employees under the Ouster, Inc 2022 Employee Stock Purchase Plan.
(7)Consists of 530,202 shares remaining available for issuance under the 2021 Plan and 439,079 shares available for issuance under the Velodyne Plan.
The remaining information required by Item 403 of Regulation S-K will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Items 404 and 407(a) of Regulation S-K will be included under the headings “Certain Relationships and Related Person Transactions,” “Corporate Governance” and “Director Independence” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information required by Item 9(e) of Schedule 14A of the Exchange Act will be included under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such information is incorporated herein by reference.
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
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Incorporated by Reference

		Form	File No.	Exhibit	Filing Date	Filed/ Furnished herewith
3.1	Certificate of Incorporation of Ouster, Inc.	S-4 POS	333-251611	3.1	3/10/2021
3.2	Certificate of Amendment to Certificate of Incorporation of Ouster, Inc.	8-K	001-39463	3.1	4/20/2023
3.3	Second Amended and Restated Bylaws of Ouster, Inc. (effective as of April 18, 2024)	8-K	001-39463	3.1	4/22/2024
4.1	Warrant Agreement, dated August 20, 2020, between Colonnade Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39463	4.1	8/25/2020
4.2	Specimen Warrant Certificate of the Registrant	S-1	333-240378	4.2	8/4/2020
4.3	Description of Securities					*
4.4	Warrant to Purchase Common Stock of Velodyne Lidar, Inc., by and between Velodyne Lidar, Inc. and Amazon.com NV Investment Holdings LLC, dated as of February 4, 2022	8-K	001-38703	4.1	2/7/2022
10.1+	Form of Indemnification Agreement and advancement agreement	10-Q	001-39463	10.1	11/05/2025
10.2	Amended and Restated Registration Rights Agreement, by and among Ouster, Inc. and the holders party thereto	8-K	001-39463	10.2	3/15/2021
10.3+	2021 Incentive Award Plan	8-K	001-39463	10.3	3/15/2021
10.3(a)+	Form of Stock Option Agreement under the 2021 Incentive Award Plan	8-K	001-39463	10.5(a)	3/15/2021
10.3(b)+	Form of Restricted Stock Unit Agreement under the 2021 Incentive Award Plan	8-K	001-39463	10.3(b)	3/15/2021
10.3(c)+	Form of Restricted Stock Grant Notice and Restricted Stock Agreement	10-Q	001-39463	10.4	5/13/2024

10.4#	Manufacturing Services Agreement, dated as of March 5, 2018, by and between Ouster, Inc. and Benchmark Electronics, Inc.	S-4	333-251611	10.6	12/22/2020
10.5	NNN Lease, dated September 1, 2017, by and between Ouster, Inc. and SIC-350 Treat, LLC	S-4/A	333-251611	10.14	1/28/2021
10.5(a)	First Amendment to NNN Lease, dated January 1, 2018, by and between Ouster, Inc. and SIC-350 Treat, LLC	S-4/A	333-251611	10.14(a)	1/28/2021
10.5(b)	Second Amendment to NNN Lease, dated March 27, 2018, by and between Ouster, Inc. and SIC-350 Treat, LLC	S-4/A	333-251611	10.14(b)	1/28/2021
10.5(c)	Third Amendment to NNN Lease, dated November 15, 2021, by and between Ouster, Inc. and SIC-350 Treat, LLC	10-K	001-39463	10.6(c)	2/28/2022
10.5(d)	Fourth Amendment to NNN Lease, dated November 15, 2021, by and between Ouster, Inc. and SIC-350 Treat, LLC	8-K	001-39463	10.6(d)	12/19/2025
10.6+	Third Amended and Restated Non-Employee Director Compensation Program	10-Q	001-39463	10.3	5/13/2024
10.7+	Sense Photonics, Inc. 2017 Equity Incentive Plan, as amended	S-8	333-260576	99.1	10/29/2021
10.8(a)+	Form of Stock Option Agreement under the Sense Photonics, Inc. 2017 Equity Incentive Plan, as amended	10-K	001-39463	10.9(a)	2/28/2022
10.9+	Ouster, Inc. Amended and Restated 2015 Stock Plan	S-1	333-254987	10.9	4/2/2021
10.9(a)+	Form of Stock Option Agreement under the Amended and Restated 2015 Stock Plan	S-1	333-254987	10.9(a)	4/2/2021
10.9(b)+	Form of Early Exercise Stock Option Agreement under the Amended and Restated 2015 Stock Plan	S-1	333-254987	10.9(b)	4/2/2021
10.9(c)+	Form of Restricted Stock Unit Agreement under the Amended and Restated 2015 Stock Plan	S-1	333-254987	10.9(c)	4/2/2021
10.10+	Ouster, Inc. Amended and Restated 2022 Employee Stock Purchase Plan	DEF14A	001-39463	Annex A	4/25/2024
10.11	At Market Issuance Sales Agreement, dated May 12, 2025, by and between the Company and Oppenheimer & Co. Inc.	8-K	01-39463	1.1	5/12/2025
10.12+	Offer Letter, by and between Ouster, Inc. and Darien Spencer, dated July 25, 2017	10-Q	001-39463	10.2	11/8/2022
10.13+	Executive Employment Agreement by and between Velodyne Lidar, Inc. and Mark Weinswig, dated May 3, 2022	10-Q	001-38703	10.1	11/9/2022
10.14+	Velodyne Lidar, Inc. 2020 Equity Incentive Plan	8-K	001-38703	10.2	10/5/2020
10.15+	Form of Stock Option Agreement under the Velodyne Lidar, Inc. 2020 Equity Incentive Plan	8-K	001-38703	10.5	10/5/2020
10.16+	Form of Restricted Stock Unit Agreement under the Velodyne Lidar, Inc. 2020 Equity Incentive Plan	S-8	333-269748	99.1(b)	2/14/2023
10.17	Transaction Agreement, by and between Velodyne Lidar, Inc. and Amazon.com, Inc., dated as of February 4, 2022	8-K	001-38703	10.1	2/7/2022
10.18	Ouster, Inc. Executive Change in Control and Severance Plan, Effective November 4, 2024	8-K	001-39463	10.1	11/5/2024
10.19+	Form of Participation Agreement for the Executive Change in Control and Severance Plan	8-K	001-39463	10.2	11/5/2024

10.20+	Offer Letter between Kenneth P. Gianella and the Company, dated April 25, 2025	8-K	001-39463	10.1	4/29/2025
19.1	Insider Trading Compliance Policy					*
21.1	List of Subsidiaries					*
23.1	Consent of PricewaterhouseCoopers LLP					*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
97.1	Policy for Recovery of Erroneously Awarded Compensation	10-K	001-39463	97.1	3/28/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

Ouster, Inc.
Date: March 2, 2026	By:	/s/ Kenneth P. Gianella
	Name:	Kenneth P. Gianella
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Angus Pacala	Director, Co-Founder and Chief Executive Officer (Principal Executive Officer)	March 2, 2026
Angus Pacala
/s/ Kenneth P. Gianella	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2026
Kenneth P. Gianella
/s/ Theodore L. Tewksbury	Chair of the Board of Directors	March 2, 2026
Theodore L. Tewksbury, Ph.D.
/s/ Virginia Boulet	Director	March 2, 2026
Virginia Boulet
/s/ Phillip M. Eyler	Director	March 2, 2026
Phillip M. Eyler
/s/ Susan Heystee	Vice Chair of the Board of Directors	March 2, 2026
Susan Heystee
/s/ Ernest Maddock	Director	March 2, 2026
Ernest Maddock
/s/ Stephen A. Skaggs	Director	March 2, 2026
Stephen A. Skaggs
/s/ Christina C. Correia	Director	March 2, 2026
Christina C. Correia