Form 10-Q
period 2026-03-31
Ouster, Inc.
filed 2026-05-05
CIK 1816581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of May 1, 2026, the registrant had 63,672,949 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Ouster, Inc. (the “Company”, “Ouster,” or “we”) intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report other than statements of historical fact, including, without limitation, statements regarding: expected contractual obligations and capital expenditures; the capabilities of and demand for Ouster’s products; Ouster’s anticipated new product launches and developments, including software-related solutions systems, and the timing for those launches and developments; the anticipated benefits and synergies of strategic transactions, including the Stereolabs acquisition, and expected integration efforts; the impact to f tariffs and trade policy actions on Ouster’s costs, supply chain, and customer demand; Ouster’s ability to grow its sales and marketing organization; Ouster’s future results of operations, cash reserve and financial position; projected industry and business trends; the remediation of material weaknesses; potential risks of inventory obsolescence; Ouster’s future business strategy, plans, distribution partnerships, market growth and its objectives for future operations, including executing towards profitability; Ouster’s competitive market position within its industry and the impact of market conditions and other macroeconomic factors on Ouster’s business, financial condition and results of operation, foreign currency exchange rate fluctuations and the effectiveness of hedging activities, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” “aim,” “forecast,” “should,” “can have,” and similar expressions are intended to identify forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and trends that it believes may affect its financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties, and assumptions that may cause actual results to differ materially from those that Ouster expected, including, but not limited to, Ouster’s limited operating history and history of losses; substantial research and development costs needed to develop and commercialize new products; Ouster’s ability to overcome its limited sales history and establish and maintain confidence in its long-term business prospects; fluctuations in its operating results; Ouster’s ability to maintain competitive average selling prices or high sales volumes or reduce product costs; conditions in its customers’ industries; the competitive environment in which Ouster operates; the negotiating power and product standards of its customers; the inclusion of its products in target markets; the creditworthiness of Ouster’s customers; the ability of its lidar technology roadmap and new software solutions to catalyze growth; the selection of Ouster’s products for inclusion in target markets; risks of product delivery problems or defects; costs associated with product warranties; Ouster’s future capital needs and ability to secure additional capital on favorable terms or at all; inaccurate forecasts of market growth; Ouster’s ability to manage growth; Ouster’s ability to grow its sales and marketing organization; risks related to international operations, including international manufacturing; cancellation or postponement of contracts or unsuccessful implementations; Ouster’s ability to maintain inventory and the risk of inventory write-downs; its ability to use tax attributes; Ouster’s dependence on key third-party suppliers, in particular Benchmark Electronics, Inc. (“Benchmark”), Fabrinet and other suppliers; and its supply chain constraints and challenges; adverse conditions in the industries Ouster targets or the global economy more generally; Ouster’s ability to recruit and retain key personnel; risks related to acquisitions, including integration risks and the failure to achieve anticipated benefits; risks related to the use of AI tools by us and others; Ouster’s ability to effectively respond to evolving regulations and standards; Ouster’s ability to adequately protect and enforce its intellectual property rights, including as it relates to Hesai; the impact of political events, trade and other international disputes and geopolitical tensions and other business interruptions on Ouster’s business; changes to trade policy, tariffs, and import/export regulations; risks related to operating as a public company; and other important factors discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, that are further updated from time to time in the Company’s other filings with the Securities and Exchange Commission (the “SEC”), including this Quarterly Report, that may cause its actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.
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

GENERAL
Unless the context otherwise requires, references in this Quarterly Report to the terms “Ouster,” “the Company,” “we,” “our” and “us” refer to the business and operations of Ouster, Inc.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OUSTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$78,720	$67,413
Restricted cash, current	647	1,467
Short-term investments	94,398	141,172
Accounts receivable, net	26,195	27,753
Inventory	29,878	23,566
Prepaid expenses and other current assets	21,169	17,517
Total current assets	251,007	278,888
Property and equipment, net	33,826	31,891
Operating lease, right-of-use assets	13,865	13,452
Unbilled receivable, non-current portion	5,240	8,560
Goodwill	38,525	—
Intangible assets, net	35,007	13,316
Restricted cash, non-current	1,100	1,100
Other non-current assets	2,942	2,309
Total assets	$381,512	$349,516
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,403	$19,984
Accrued and other current liabilities	38,193	26,200
Contract liabilities, current	24,159	20,705
Operating lease liability, current portion	4,561	4,142
Total current liabilities	84,316	71,031
Operating lease liability, non-current portion	12,824	12,938
Contract liabilities, non-current portion	2,951	3,106
Deferred tax liability	5,147	—
Other non-current liabilities	653	703
Total liabilities	105,891	87,778
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized at March 31, 2026 and December 31, 2025; 63,461,091 and 60,947,757 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	48	48
Additional paid-in capital	1,267,048	1,235,580
Accumulated deficit	(990,913)	(973,448)
Accumulated other comprehensive (loss) income	(562)	(442)
Total stockholders’ equity	275,621	261,738
Total liabilities and stockholders’ equity	$381,512	$349,516
The accompanying notes are an integral part of these condensed consolidated financial statements

Note: Amounts as of December 31, 2025 are derived from the December 31, 2025 audited consolidated financial statements.

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue:
Product revenue	$48,231	$31,105
Royalties	347	1,527
Total revenue	48,578	32,632
Cost of revenue	27,740	19,149
Gross profit	20,838	13,483
Operating expenses:
Research and development	16,082	14,985
Sales and marketing	7,840	6,423
General and administrative	16,128	15,905
Total operating expenses	40,050	37,313
Loss from operations	(19,212)	(23,830)
Other income (expense):
Interest income	2,474	1,705
Other income (expense), net	(175)	303
Total other income, net	2,299	2,008
Loss before income taxes	(16,913)	(21,822)
Provision for income tax expense	552	195
Net loss	$(17,465)	$(22,017)
Other comprehensive income (loss)
Changes in unrealized gain (loss) on available for sale securities	(120)	46
Foreign currency translation adjustments	—	80
Total comprehensive loss	$(17,585)	$(21,891)
Net loss per common share, basic and diluted	$(0.28)	$(0.42)
Weighted-average shares used to compute basic and diluted net loss per share	61,824,843	52,488,199
The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2025	60,947,757	$48	$1,235,580	$(973,448)	$(442)	$261,738
Issuance of common stock upon exercise of stock options	44,548		94	—	—	94
Issuance of common stock in connection with Stereolabs acquisition	1,847,677	—	22,779	—	—	22,779
Issuance of common stock upon vesting of restricted stock units	621,109	—	—	—	—	—
Common stock warrants issuable to customer	—	—	1,101	—	—	1,101
Stock-based compensation expense	—	—	7,494	—	—	7,494
Net loss	—	—	—	(17,465)	—	(17,465)
Other comprehensive loss	—	—	—	—	(120)	(120)
Balance — March 31, 2026	63,461,091	$48	$1,267,048	$(990,913)	$(562)	$275,621

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2024	52,560,770	$47	$1,094,938	$(913,071)	$(1,003)	180,911
Issuance of common stock upon exercise of stock options	13,558	—	28	—	—	28
Issuance of common stock in connection with Velodyne Merger	164,394	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	1,118,320	—	—	—	—	—
Forfeited restricted stock awards	(68,072)	—	—	—	—	—
Common stock warrants issuable to customer	—	—	397	—	—	397
Stock-based compensation expense	—	—	8,498	—	—	8,498
Net loss	—	—	—	(22,017)	—	(22,017)
Other comprehensive income	—	—	—	—	126	126
Balance — March 31, 2025	53,788,970	$47	$1,103,861	$(935,088)	$(877)	$167,943

The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,465)	$(22,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,703	1,795
Loss on write-off and disposal of property and equipment	—	16
Gain on lease termination	—	(65)
Stock-based compensation	7,494	8,498
Deferred taxes	(360)	—
Reduction of revenue related to stock warrant issued to customer	1,101	397
Amortization of right-of-use asset	820	1,245
Accretion on short-term investments	(454)	(822)
Change in fair value of warrant liabilities	—	(112)
(Recovery) provision for inventory write-down	(488)	261
Recovery of doubtful accounts	—	(16)
Realized gain on sale of available for sale securities	(9)	—
Changes in operating assets and liabilities, net of effects of business acquisition:
Accounts receivable	6,472	4,137
Inventory	(3,665)	1,051
Prepaid expenses and other assets	(153)	(3,883)
Accounts payable	(3,536)	4,120
Accrued and other liabilities	134	8,691
Contract liabilities	1,020	(6,515)
Operating lease liability	(895)	(1,660)
Net cash used in operating activities	(7,281)	(4,879)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,561)	(552)
Purchase of short-term investments	(10,802)	(13,858)
Proceeds from sales and maturities of short-term investments	57,919	27,000
Acquisition of Stereolabs, net of cash acquired	(27,493)	—
Net cash provided by investing activities	17,063	12,590
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	94	28
Payments received to fund employees tax obligation for vested RSUs	611	632
Net cash provided by financing activities	705	660
Effect of exchange rates on cash and cash equivalents	—	80
Net increase in cash, cash equivalents and restricted cash	10,487	8,451
Cash, cash equivalents and restricted cash at beginning of period	69,980	48,099
Cash, cash equivalents and restricted cash at end of period	$80,467	$56,550

SUPPLEMENTAL DISCLOSURES OF OPERATING ACTIVITIES:
Income tax refunds, net of payments	$(2,118)	$56
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accrued liabilities	$333	$129
Right-of-use assets obtained in exchange for operating lease liability	$—	$440
Common stock shares issued in the acquisition of Stereolabs	$22,780	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 – Description of Business and Basis of Presentation
Description of Business
Ouster, Inc. (“Ouster” or the “Company”) was incorporated in the Cayman Islands on June 4, 2020 as “Colonnade Acquisition Corp.” Following the closing of a business combination between the Company and Ouster Technologies, Inc. (formerly, Ouster, Inc.) in March 2021, the Company domesticated as a Delaware corporation and changed its name to “Ouster, Inc.” Ouster is a leader in sensing and perception for Physical Artificial Intelligence (Physical AI). Ouster’s product offerings enable machines to “Sense, Think, Act, and Learn” and independently execute tasks without human intervention. Physical AI allows machines to move beyond fixed, preprogrammed behavior into adaptive, intelligent action by focusing on perception, understanding, and learning from the physical world. Ouster offers a unified sensing and perception platform that combines high-performance digital lidar, cameras, AI compute, sensor fusion and perception software, and cutting-edge AI models to our customers.
On February 4, 2026 (“Closing Date”), the Company completed the acquisition of Stereolabs SAS (“Stereolabs”), accounted for as a business combination. See Note 3.
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
The unaudited condensed consolidated financial statements include all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the results of operations for the periods shown. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025 and the notes related thereto, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 2, 2026. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Certain information and note disclosures normally included in the audited financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by applicable rules and regulations. The results of operations for any interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other future years or interim periods.
Liquidity
The Company’s principal sources of liquidity are its cash and cash equivalents, short-term investments, cash generated from sales of the Company’s products, sales of common stock under its at-the-market equity offering program and debt financing.
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. The Company has experienced recurring losses from operations, and negative cash flows from operations. As of March 31, 2026, the Company’s existing sources of liquidity included cash, cash equivalents, restricted cash and short-term investments of $174.9 million. The Company has incurred losses and negative cash flows from operations since inception. If the Company continues to incur losses in the future, it may need to improve liquidity and raise additional capital through the issuance of equity and/or debt. There can be no assurance that the Company would be able to raise such capital. However, management believes that the Company’s existing sources of liquidity are adequate to fund its operations for at least twelve months from the date the unaudited condensed consolidated financial statements were available for issuance.
Note 2 – Summary of Significant Accounting Policies
During the three months ended March 31, 2026, except as noted below there were no significant changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2026. The Company has consistently applied the accounting policies to all periods presented in these unaudited condensed consolidated financial statements.

Foreign Currencies
The Company reassessed the functional currency of its foreign subsidiaries and determined it was the U.S. Dollar for all its subsidiaries. The impact of this change was not material. Foreign currency transaction gains and losses are recorded in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
Derivative Instruments and Hedging Arrangements Foreign Exchange Exposure Management
The Company’s wholly owned subsidiary, Stereolabs enters into forward foreign currency contracts to mitigate currency risk primarily related to forecasted Euro-denominated operating expenditures and assets and liabilities denominated primarily in the Euro. These foreign currency exchange contracts are entered into to support transactions made in the normal course of business, and accordingly, are not speculative in nature. The contracts are for periods consistent with the terms of the underlying transactions, generally one year or less. The fair value of our foreign currency forward contracts is determined using observable market inputs and is classified within Level 2 of the fair value hierarchy as defined by ASC 820, Fair Value Measurement. Changes in the fair value of these undesignated hedges are recognized in other income (expense), net immediately as an offset to the changes in the fair value of the asset or liability being hedged.
Recently Issued and Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"). This standard introduces a practical expedient that companies can choose to apply when determining allowances for credit losses. Specifically, it permits companies to assume that the current conditions as of the balance sheet date remain unchanged throughout the remaining life of the assets. Effective January 1, 2026, the Company adopted the amendments in this update for the annual period beginning fiscal year 2026 and applied the new requirements prospectively to the current annual period. The implementation of ASU 2025-05 did not have a material impact on the condensed consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
The Company considers the applicability and impact of all ASUs. ASUs not referenced below were assessed and determined to be not applicable and are not expected to have a material impact on the Company’s consolidated financial statements.
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810) ("ASU 2025-03"), which clarifies the requirements for determining the accounting acquirer in the acquisition of a variable interest entity. ASU 2025-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments in this update require that an entity apply the new guidance prospectively to any acquisition transaction that occurs after the initial application date. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the disclosure impact that ASU 2025-03 may have on its financial statement presentation and disclosures.
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

Concentrations of Credit Risk
Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, short-term investments, accounts receivable and foreign currency forward exchange contracts. Although the Company deposits its cash, cash equivalents, restricted cash and short-term investments with financial institutions that Company believes are of high credit quality, its deposits, at times, may exceed federally insured limits. As of March 31, 2026 and December 31, 2025, the Company had cash, cash equivalents, short-term investments and restricted cash with financial institutions in the U.S. of $159.1 million and $201.3 million, respectively. As of March 31, 2026 and December 31, 2025, the Company also had cash with financial institutions in countries other than the U.S. of approximately $15.8 million and $9.9 million, respectively, that was not federally insured.
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
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable and unbilled receivable was as follows:

	March 31, 2026	December 31, 2025
Customer A	25%	42%
Customer E	30%	*
Customer B	*	14%
Customer D	*	13%
*Customer accounted for less than 10% of total accounts receivable in the period.
Revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Three Months Ended March 31,
	2026	2025
Customer E	31%	15%
Customer F	—%	19%
Customer H	11%	*
*Customer accounted for less than 10% of total revenue in the period.

Concentrations of Supplier Risk
Purchases from the Company’s suppliers and vendors representing 10% or more of total purchases were as follows:

	Three Months Ended March 31,
	2026	2025
Supplier A	*	11%
Supplier B	30%	27%
*Supplier accounted for less than 10% of total purchases in the period.

Accounts payable to the Company’s major suppliers and professional services vendors representing 10% or more of total accounts payable were as follows:

	March 31, 2026	December 31, 2025
Supplier A	*	13%
Supplier B	60%	50%
Supplier C	*	10%
*Accounted for less than 10% of total accounts payable.
Note 3. Business Combination and Related Transactions
On the Closing Date, the Company acquired 100% of the outstanding share capital of Stereolabs, a privately-held developer, manufacturer and seller of vision systems headquartered in France. The acquisition expanded the Company's product portfolio, and is expected to further strengthen its software capabilities and accelerated customer development.
Shareholders of Stereolabs received cash consideration of $32.4 million and 1,847,677 newly issued shares of the Company’s common stock, of which 660,005 shares are subject to a staggered lock-up arrangement lasting through a four-year period, whereby twenty-five (25%) percent will be released upon each anniversary of the completion date contingent upon employees remaining employed by the Company. See Note 9.
The consideration paid was comprised of cash and common stock, as follows (in thousands):

Consideration:
Cash consideration	$32,392
Fair value of common stock issued, less shares subject to continued employment requirements(1)	22,780
$55,172
(1)Calculated based upon 1,187,672 shares at the stock price of $19.18 per share on the Closing Date.
The Company accounted for the acquisition of Stereolabs as a business combination under ASC 805. This accounting treatment requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. In accordance with ASC 805, the total purchase price was allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their respective estimated fair values using management’s best estimates and assumptions to assign fair value as of the acquisition date. The allocation of the purchase price to the assets acquired and liabilities assumed is subject to further adjustment within the measurement period which extends up to one year from the acquisition date.
The Company incurred $5.0 million in acquisition costs for Stereolabs, of which $3.9 million was incurred in the year ended December 31, 2025, and $1.2 million was incurred in three months ended March 31, 2026. These costs were expensed as incurred. Acquisition-related costs are presented within general and administrative expenses in the Company’s condensed consolidated statement of operations. In addition, the sellers incurred transaction costs of $3.0 million which were paid by the Company on the Closing Date.
The following table provides the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

Estimated Fair Value
Purchase consideration	$55,172
Amounts of identifiable assets and liabilities assumed
Cash and cash equivalents	$4,899
Accounts receivable, net	1,594
Inventory	2,159
Prepaid expenses and other current assets (1)	4,065
Property and equipment, net	701
Operating lease, right-of-use assets	1,233
Intangible assets, net	23,400
Other non-current assets	66
Accounts payable	(1,692)
Accrued and other current liabilities	(10,792)
Contract liabilities, current	(2,279)
Operating lease liability, current portion	(197)
Operating lease liability, non-current portion	(1,003)
Deferred tax liability	(5,507)
Total identifiable net assets	$16,647
Goodwill	38,525
$55,172
(1) Prepaid expenses and other current assets includes a $1.9 million indemnification asset, with the underlying indemnified liability of $6.3 million recorded within accrued and other current liabilities.
Identified intangible assets acquired and their estimated useful lives as of February 4, 2026, were (in thousands, except years):

	Estimated Useful Life (in years)	Estimated Fair Value
Trade name	6	$1,500
Developed technology	4	14,000
Customer relationships	8	7,900
Intangible assets, net		$23,400
Developed technology relates to Stereolabs’ vision-based perception and Artificial Intelligence (“AI”) platform that provides real-time depth sensing, 3D mapping, and object detection in complex real-world environments. The Company valued the developed technology using the relief-from-royalty method under the income approach, which involved assumptions related to the economic life, obsolescence curve, and discount rate. The economic life was determined based on the development cycle, benchmarking analysis, and the projected cash flows over the forecasted period.
The estimated fair value of the trade name was determined using the relief-from-royalty method under the income approach, which involved assumptions related to the economic life and discount rate. The Stereolabs trade name is expected to be in use for the foreseeable future and the economic life was determined based on the branding strategy, benchmarking analysis, and the projected cash flows over the forecasted period.
The Company valued the customer relationship intangible asset using the multi-period excess earnings method under the income approach, which involved assumptions related to the economic life and discount rate. The economic life was determined based on expected attrition and existing customer revenue growth, as well the period over which the majority of discounted cash flows would be realized.
The excess of the purchase consideration and the fair value of identifiable assets acquired and liabilities assumed at the acquisition date over the fair value of net tangible and identified intangible assets acquired was recorded as goodwill, which is deductible for tax purposes. Goodwill is primarily attributable to the assembled workforce and the anticipated operational synergies expected from the Stereolabs acquisition.
Approximately $1.9 million of the cash consideration is held in an escrow account to cover estimated claims arising from pre-closing tax accruals related to certain historical foreign sales transactions and other taxes (“the Specific Tax Loss”). Any remaining portion of the escrow amount that is not required to cover the Specific Tax Loss amounts will be paid to the former shareholders of Stereolabs at December 31, 2027 (the escrow release date). The indemnification of the Specific Tax Loss is capped at $1.9 million, the amount of the escrow fund balance. At the acquisition date, the associated Specific Tax Loss was recorded at the estimated fair value of $6.3 million within accrued and other current liabilities and the Company recorded an indemnification asset up to the amount of the escrow fund balance of $1.9 million.
The unaudited supplemental pro forma information below presents the combined historical results of operations of the Company and Stereolabs as if Stereolabs had been acquired as of January 1, 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$50,216	$34,371
Net loss	$(24,245)	$(31,848)
The unaudited supplemental pro forma information above includes the following adjustments to net loss in the appropriate pro forma periods (in thousands):

	Three Months Ended March 31,
	2026	2025
An increase in amortization expense related to the fair value of acquired identifiable intangible assets, net of the amortization expense already reflected in actual historical results.	$(484)	$(1,184)
A decrease (increase) in expenses related to the transaction expenses. This amount includes $3.0 million in transaction expenses incurred by the sellers.	$4,137	$(8,022)
An increase in additional stock-based compensation expense related to shares issued to key Stereolabs employees in the acquisition that are considered compensatory in the post business combination periods due to the additional service requirement, net of the stock compensation expense already reflected in actual historical results.	$(303)	$(780)
A decrease (increase) in additional stock-based compensation expense related to the impact of the acceleration of Stereolabs warrants that vested at the close of the Stereolabs acquisition.	$207	$(207)
The unaudited supplemental pro forma information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the Stereolabs taken place on the date indicated, or of the Company’s future consolidated results of operations. The supplemental pro forma information presented above has been derived from the Company’s historical consolidated financial statements and from historical consolidated financial statements and the historical accounting records of Stereolabs.
Note 4. Fair Value of Financial Instruments
The following tables provides information by level for the Company’s assets that were measured at fair value on a recurring basis (in thousands):

	March 31, 2026
	Level 1	Level 2	Total
Assets
Cash and cash equivalents:
Money market funds	$60,427	$—	$60,427
Short-term investments:
Commercial paper	—	30,420	30,420
Corporate debt securities	—	63,978	63,978
Total short-term investments	—	94,398	94,398
Total financial assets	$60,427	$94,398	$154,825

	December 31, 2025
	Level 1	Level 2	Total
Assets
Cash and cash equivalents:
Money market funds	$54,475	$—	$54,475
Short-term investments:
Commercial paper	—	68,326	68,326
Corporate debt securities	—	72,846	72,846
Total short-term investments	—	141,172	141,172
Total financial assets	$54,475	$141,172	$195,647
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
Disclosure of Fair Values
The Company’s financial instruments that are not re-measured at fair value include accounts receivable, accounts payable, accrued and other current liabilities. The carrying values of these financial instruments approximate their fair values. Unrealized gains and losses on the Company’s short-term investments were not significant as of March 31, 2026 and December 31, 2025, and therefore, the amortized cost of the Company’s short-term investments approximated its fair value.
Derivatives
Stereolabs uses foreign currency forward exchange contracts to mitigate currency risk primarily related to forecasted Euro-denominated operating expenditures and assets and liabilities denominated primarily in the Euro. These derivatives are carried at fair value with changes recorded in interest income and other, net in the condensed consolidated statements of operations. Changes in the fair value of these derivatives are largely offset by re-measurement of the underlying assets and liabilities. Cash flows from such derivatives are classified as operating activities. The derivatives have maturities from approximately 0.2 to 0.8 years.
The following table summarizes the Company’s outstanding derivative instruments on a gross basis as recorded in its condensed consolidated balance sheets as of March 31, 2026 (in thousands):

	At March 31, 2026
	Notional Amount	Balance Sheet Line Item	Derivative Liabilities Fair Value
Undesignated hedges: Forward foreign currency exchange contracts	$4,500	(a)	$99
(a) Other current liabilities

Note 5. Balance Sheet Components
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Cash	$18,293	$12,938
Cash equivalents:
Money market funds(1)	60,427	54,475
Total cash and cash equivalents	$78,720	$67,413
(1)The Company maintains a cash sweep account, which is included in money market funds as of March 31, 2026 and December 31, 2025. Cash is invested in short-term money market funds that earn interest.
Restricted Cash
Restricted cash consists of collateral to merchant credit card, deposit account to secure foreign entity closure costs, issuances of deposit performance guarantee issued in favor of a customer, and certificates of deposit held by a bank as security for outstanding letters of credit. The Company had a restricted cash balance of $1.7 million and $2.6 million as of March 31, 2026 and December 31, 2025, respectively, which has been excluded from the Company’s cash and cash equivalents balances. The Company presented $0.6 million and $1.5 million of the total amount of restricted cash within current assets on the unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively. The remaining restricted cash balance of $1.1 million and $1.1 million is included in non-current assets on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the unaudited condensed consolidated balance sheets to the total of the amounts reported in the unaudited condensed consolidated statements of cash flows (in thousands):

	March 31, 2026	March 31, 2025
Cash and cash equivalents	$78,720	$53,984
Restricted cash, current	647	731
Restricted cash, non-current	1,100	1,835
Total cash, cash equivalents and restricted cash	$80,467	$56,550
Inventory
Inventory, consisting of material, direct and indirect labor, and manufacturing overhead, consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$9,041	$3,866
Work in process	1,565	93
Finished goods	19,272	19,607
Total inventory	$29,878	$23,566

Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid expenses	$5,750	$3,529
Prepaid inventory	3,098	2,887
Prepaid insurance	1,745	967
Receivable from contract manufacturer	3,926	3,497
IRS Income tax refund receivable	—	2,993
Indemnification asset (See Note 3.)	1,855	—
Other current assets	4,795	3,644
Total prepaid expenses and other current assets	$21,169	$17,517
Property and Equipment, net
Property and equipment consists of the following (in thousands):

	Estimated Useful Life (in years)	March 31, 2026	December 31, 2025
Land	Not depreciated	$7,798	$7,798
Building	25	9,453	9,453
Machinery and equipment	3	17,851	16,640
Computer equipment	3	1,373	1,140
Automotive and vehicle hardware	5	93	93
Software	3	438	160
Furniture and fixtures	7	1,129	863
Construction in progress		8,231	7,326
Leasehold improvements	Shorter of useful life or lease term	5,134	5,097
		51,500	48,570
Less: Accumulated depreciation		(17,674)	(16,679)
Property and equipment, net		$33,826	$31,891
Depreciation expense associated with property and equipment was $1.0 million and $0.7 million during the three months ended March 31, 2026 and 2025, respectively.
Goodwill and Acquired Intangible Assets, Net
The changes in the carrying amount of goodwill are as follows (in thousands):

Amount
Balance at December 31, 2025	$—
Goodwill addition related to Stereolabs acquisition	38,525
Balance at March 31, 2026	$38,525
Annually, and/or upon the identification of a triggering event, management is required to perform an assessment of fair value relative to carrying value of goodwill. Triggering events potentially warranting an interim goodwill impairment test include, among other factors, declines in historical or projected revenue, operating income or cash flows, and sustained declines in the Company’s stock price or market capitalization, considered both in absolute terms and relative to peers.

The following tables present acquired intangible assets, net as of March 31, 2026 and December 31, 2025 (in thousands):

		March 31, 2026
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade name	6	$1,500	$(37)	$1,463
Developed technology	3-8	37,500	(14,994)	22,506
Vendor relationship	3	6,600	(6,600)	—
Customer relationships	3 - 8	14,200	(3,162)	11,038
Intangible assets, net		$59,800	$(24,793)	$35,007

		December 31, 2025
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	3-8	$23,500	$(13,634)	$9,866
Vendor relationship	3	6,600	(6,600)	—
Customer relationships	3-8	6,300	(2,850)	3,450
Intangible assets, net		$36,400	$(23,084)	$13,316
Amortization expense was $1.7 million and $1.1 million during the three months ended March 31, 2026 and 2025, respectively.
The following table summarizes estimated future amortization expense of finite-lived intangible assets-net (in thousands):

Years:	Amount
Remainder of 2026	$6,333
2027	8,416
2028	7,526
2029	7,065
2030	2,257
Thereafter	3,410
Total	$35,007
Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued legal fees and contingencies	$2,801	$2,124
Uninvoiced receipts	10,900	7,910
Accrued compensation	8,012	7,415
Warranty reserve	2,137	1,800
Sales, use, value-added taxes, customs duties and other taxes(1)	9,835	3,108
Other	4,508	3,843
Total accrued and other current liabilities	$38,193	$26,200
(1) Includes indemnified Specific Tax Loss Liabilities of $6.3 million from the Stereolabs acquisition. The indemnification of the Specific Tax Loss is capped at $1.9 million. See Note 3.
Note 6. Amazon Warrant
On February 10, 2023, as part of the Velodyne Merger, the Company assumed a warrant agreement and a transaction agreement, pursuant to which Velodyne agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon.com Inc. (“Amazon”), a warrant to acquire, following customary antidilution adjustments, up to an aggregate of 3,263,898 shares of the Company’s common stock at an exercise price of $50.71 per share (the “Amazon Warrant”). The exercise price and the warrant shares issuable upon exercise of the Amazon Warrant are subject to further antidilution adjustments, including in the event the Company makes certain sales of common stock (or securities exercisable or convertible into or exchangeable for shares of the Company’s common stock) at a price less than the exercise price of the Amazon Warrant. During the three months ended March 31, 2026, the Company issued an additional 1,847,677 shares of common stock pursuant to the Stereolabs acquisition at effective prices below the exercise price of the Amazon Warrant, resulting in an antidilution adjustment to the terms of the Amazon Warrant with an increase in the number of shares issuable under the Amazon Warrant by 5,185 shares of common stock and a reduction to the original strike price of the Amazon Warrant to $50.49 per share. As of March 31, 2026, there were 3,277,155 shares of common stock issuable under the Amazon Warrant.
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
In the three months ended March 31, 2026, 142,890 Amazon Warrant shares vested. As of March 31, 2026, there were 2,871,875 Amazon Warrant shares vested.
Note 7. Commitments and Contingencies
Letters of Credit
In connection with certain office leasehold interests in real property located in San Francisco (350 Treat Ave. and 2741 16th Street), the Company obtained letters of credit from certain banks as required by the lease agreements. If the Company defaults under the terms of the applicable lease, the lessor will be entitled to draw upon the letters of credit in the amount necessary to cure the default. The amounts covered by the letters of credit are collateralized by certificates of deposit, which are included in restricted cash on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. The amount collateralizing the 2741 16th Street lease letter of credit following the purchase of the property and the termination of the 2741 16th Street lease was released during the first fiscal quarter of 2026. The outstanding amount of the letters of credit was $0.3 million and $1.4 million as of March 31, 2026 and December 31, 2025, respectively.
Non-cancelable purchase commitments
As of March 31, 2026, the Company had non-cancelable purchase commitments to third-party contract manufacturers for approximately $13.0 million and other vendors for approximately $26.3 million.
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
Velodyne Legacy Litigation
In 2022, David and Marta Hall filed a lawsuit against current and former officers and directors of Velodyne, which proceeded through arbitration. In addition, in 2023, David and Marta Hall filed a separate complaint against Velodyne seeking indemnification for legal fees. The parties agreed to a confidential settlement, without any admission or concession of wrongdoing or liability, for both matters and executed the definitive agreement on April 16, 2025. As of December 31, 2024, the Company accrued the settlement expenses associated with these actions, and paid an immaterial amount in settlement expenses in the second quarter of fiscal 2025. An insurance receivable allowed the Company to recover the majority of the settlement expenses, resulting in a net charge that was immaterial to its consolidated statement of operations
In 2023, a putative shareholder class action suit was filed in Delaware against former officers and directors of Graf Acquisition LLC (Velodyne was not named as a defendant). The parties agreed to a settlement without any admission or concession of wrongdoing or liability. As of June 30, 2025, the Company accrued the expected settlement expenses associated with this action. An insurance receivable allowed the Company to recover the majority of the expected settlement expenses, resulting in a net charge that was immaterial to its consolidated statement of operations. The court approved the settlement and entered final judgment on October 8, 2025.
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
During the three months ended March 31, 2026, no shares of common stock were sold under the ATM Agreement. The remaining availability under the ATM Agreement as of March 31, 2026 is approximately $2.5 million.
On November 9, 2025, the Company agreed to issue shares of common stock for the acquisition of Stereolabs. See Note 3. Upon the closing of the Stereolabs transaction on February 4, 2026, the Company issued 1,847,677 shares, inclusive of 660,005 shares which will be released over a four-year period. The Company sold the foregoing securities in transactions not involving an underwriter and not requiring registration under Section 5 of the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions afforded by Section 4(a)(2) and/or Regulation S of the Securities Act and the rules and regulations promulgated thereunder.
Note 9. Stock-based Compensation
As of March 31, 2026, the Company maintains five equity incentive plans: its Amended and Restated 2015 Stock Plan (the “2015 Plan”), the Sense Photonics, Inc. 2017 Equity Incentive Plan (the “Sense Plan”), the Velodyne Lidar, Inc. 2020 Equity Incentive Plan (the “Velodyne Plan”), its 2021 Incentive Award Plan (the “2021 Plan”) and its Amended and Restated 2022 Employee Stock Purchase Plan (the “2022 ESPP” and, collectively with the 2015 Plan, the Sense Plan, the Velodyne Plan and the 2021 Plan, the “Plans”).
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
During the three months ended March 31, 2026, there were no shares of common stock issued under the 2022 ESPP.

The stock-based compensation expense for the 2022 ESPP is based on the estimated grant date fair value utilizing the Black-Scholes option valuation model of the 2022 ESPP shares and the number of shares that can be purchased as of the grant date, which is recognized as expense on a straight line expense attribution method over the length of an offering period.
Stock Options
Stock option activity for the three months ended March 31, 2026 was as follows:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—December 31, 2025	1,710,622	$7.69	4.72	$24,142
Options exercised	(44,548)	2.10
Outstanding—March 31, 2026	1,666,074	$7.84	4.47	$17,854
Vested —March 31, 2026	1,666,074	$7.84	4.47	$17,854
Exercisable—March 31, 2026	1,666,074	$7.84	4.47	$17,854
The following table summarizes information about stock options outstanding and exercisable at March 31, 2026.

	Options Outstanding		Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$1.85	163,315	4.29	163,315
2.13	741,142	4.50	741,142
14.22	752,408	4.50	752,408
52.40	9,209	3.50	9,209
	1,666,074		1,666,074
As of March 31, 2026, there was no remaining unamortized stock-based compensation expense related to unvested stock options.
Restricted Stock Units
A summary of RSU activity for the three months ended March 31, 2026 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Unvested—December 31, 2025	4,085,075	$12.02
Granted	149,677	24.96
Canceled	(56,253)	10.51
Vested	(621,109)	10.76
Unvested—March 31, 2026	3,557,390	$12.81
Stock-based compensation expense is recognized on a straight-line basis over the vesting period of each award of RSUs. As of March 31, 2026, total compensation expense related to unvested RSUs granted to employees, but not yet recognized, was $36.2 million, with a weighted-average remaining vesting period of 1.7 years. RSUs settle into shares of common stock upon vesting.
Stereolabs acquisition
In connection with the acquisition of Stereolabs (Note 3), several Stereolabs key employees entered into agreements with the Company whereby these key employees are eligible to receive an aggregate of 660,005 shares of common stock subject to their continued employment with the Company. These shares are excluded from the above restricted stock units table. These shares are considered compensatory in the post-business combination periods due to the additional service requirement for these key employees. These shares are subject to a staggered lock-up arrangement lasting through a four-year period, whereby twenty-five (25%) percent will be released upon each anniversary of the completion date as long as the key employees are still employees of the Company. As of March 31, 2026, there were 660,005 unvested shares outstanding with a grant date fair value of $19.18 per share subject to future service periods. The Company recognized stock-based compensation expense of $0.5 million during the three months ended March 31, 2026 related to the 660,005 shares. As of March 31, 2026, there is $12.2 million remaining unamortized compensation expense that will be recognized over a weighted average remaining period of 3.9 years.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense for all share-based awards in the unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$826	$1,137
Research and development	2,616	4,305
Sales and marketing	766	1,106
General and administrative	3,286	1,950
Total stock-based compensation	$7,494	$8,498
The following table summarizes stock-based compensation expense by award type (in thousands):

	Three Months Ended March 31,
	2026	2025
RSUs	$6,449	$7,333
Employee stock purchase plan	361	340
RSAs	—	825
Stereolabs post‑combination compensation expense	684	—
Total stock-based compensation	$7,494	$8,498
Note 10. Net Loss Per Common Share
The following table sets forth the computation of basic and diluted net loss per common share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(17,465)	$(22,017)
Denominator:
Weighted average shares used to compute basic and diluted net loss per share	61,824,843	52,488,199
Net loss per common share—basic and diluted	$(0.28)	$(0.42)
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

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	March 31,
	2026	2025
Options to purchase common stock	1,666,074	1,741,440
Public and private common stock warrants	3,277,155	5,235,409
Restricted Stock Units	3,557,390	5,426,805
Shares issued to Stereolabs employees and subject to vesting	660,005	—
Share purchase rights under the ESPP	267,175	549,260
Unvested RSAs	—	388,626
Total	9,427,799	13,341,540
Note 11. Income Taxes
The Company’s income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in the quarter. The tax provision for the three months ended March 31, 2026 was $0.6 million, which includes $0.9 million of discrete items primarily related to withholding taxes on sales to customers.
The Company’s effective tax rate was (3.3)% for the three months ended March 31, 2026 and (0.9)% for the three months ended March 31, 2025. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on the deferred tax assets as it is more likely than not that some, or all, of the Company’s deferred tax assets will not be realized. The Company continues to maintain a full valuation allowance against its net deferred tax assets. Due to tax losses and the offsetting valuation allowance, the income tax provision for the three months ended March 31, 2025 was immaterial to the Company’s unaudited condensed consolidated financial statements.
Note 12. Revenue
The majority of the Company’s revenue is recognized at the point in time when the customer obtains control of the respective lidar sensors, cameras and AI compute systems. Revenue recognized over time is immaterial to total revenue recognized for any given period.
Revenue for the three months ended March 31, 2026 and 2025, respectively, includes patent royalty revenues generated from a long-term intellectual property (“IP”) license agreement in the amount of $0.3 million and $1.5 million. The Company also expects to record future revenue from this agreement as it satisfies its performance obligations.
The following table presents total revenues by geographic area based on the location products were shipped to and services provided (in thousands):

	Three Months Ended March 31,
	2026	2025
Americas	$32,798	$15,528
Asia and Pacific(1)	7,990	12,464
Europe, Middle East and Africa	7,790	4,640
Total	$48,578	$32,632
(1)In the three months ended March 31, 2026 and 2025, respectively, the Company recognized $0.3 million and $1.5 million of patent royalty revenue from a long-term IP license agreement.

Countries that accounted for more than 10% of total revenue were as follows:

	Three Months Ended March 31,
	2026	2025
United States	66%	45%
Austria	11%	*
Thailand	*	23%
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
Unbilled receivables
A receivable for multi-year licensing services is generally recorded upon invoicing. A receivable for multi-year license agreements is recorded upon delivery, whether or not invoiced, to the extent the Company has an unconditional right to receive payment in the future related to those licenses. As of March 31, 2026, the current portion of these unbilled receivables in the amount of $3.4 million, primarily consisting of unbilled receivables from multi-year license contracts, is included in “Accounts receivable, net” on the unaudited condensed consolidated balance sheet.
Contract Assets
Contract assets arise when revenue is recognized prior to billing customers and payment is contingent upon a future event, other than the passage of time. Contract assets primarily relate to the Company’s rights to consideration under a long-term IP license agreement when the licenses have been transferred to the customers, but payment is conditional on factors other than the passage of time.
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

	March 31, 2026	December 31, 2025

Contract assets, current	$1,011	$937
Contract assets, non-current portion	281	281
Total contract assets	$1,292	$1,218

Contract liabilities, current
Deferred revenues from multi-year licensing agreements	$133	$133
Other contract liabilities	24,026	20,572

Contract liabilities, non-current portion
Deferred revenues from multi-year licensing agreements	$391	$429
Other contract liabilities	2,560	2,677
Total contract liabilities	$27,110	$23,811
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
Other contract liabilities primarily relate to a multi-year contract entered in 2023 with a customer to sell the Company’s products. During the three months ended March 31, 2026, the Company recognized no revenue associated with this contract. As of March 31, 2026, $12.5 million remained deferred until a future product delivery date.
The following table provides information about contract liabilities (remaining performance obligations) and the significant changes in the balances (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$23,811	$36,889
Net revenue deferred in the period	1,730	587
Contract liabilities acquired in the Stereolabs acquisition	2,279	—
Revenue recognized that was included in the contract liability balance at the beginning of the period	(710)	(7,103)
Ending balance	$27,110	$30,373

Note 13. Segment
The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The Chief Executive Officer reviews financial information including revenue, expenses and net loss presented on a consolidated basis, accompanied by certain supplemental information about significant expense categories for purposes of allocating resources and evaluating the Company’s financial performance. The Company operates as one reportable and operating segment, which relates to the sale and production of lidar sensors, cameras and AI compute systems and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. The CODM assesses financial performance of the reportable segment and decides how to allocate resources based on the net loss that also is reported as the net loss attributable to the Company on the unaudited condensed consolidated statements of operations. The net loss is also used by our CODM to monitor actual results versus budget and prior periods amounts of our reportable segment and decide how to expand business or to return value to shareholders. The measure of the segment assets is reported on the unaudited condensed consolidated balance sheet as total assets.
The following table reflects the significant expenses of our reportable segment (in thousands):

	Three Months Ended March 31,
	2026	2025
Total revenue	$48,578	$32,632
Less(1):
Product manufacturing costs	22,499	15,731
Stock based compensation and amortization expense	1,689	1,593
Other costs(2)	3,552	1,825
Research and development	16,082	14,985
Sales and marketing	7,840	6,423
General and administrative	16,128	15,905
Total other income, net	(2,299)	(2,008)
Provision for income tax expense	552	195
Net loss	$(17,465)	$(22,017)
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2) Other costs primarily includes inventory excess and obsolescence, scrap, warranty, freight and other cost of revenue items.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our results of operations and financial condition of Ouster, Inc. (“we,” “us,” “our,” the “Company,” “Ouster”) should be read together with the information set forth in our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report, as well as our audited consolidated financial statements and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Ouster’s Annual Report on Form 10-K (the “2025 Annual Report”) filed with the SEC on March 2, 2026. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties, including with respect to the potential future impact of tariffs and other trade measures on the Company’s business and results of operations. Ouster’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in Ouster’s 2025 Annual Report and as may be further updated from time to time in the Company’s other filings with the SEC. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Overview
Ouster was founded in 2015 with the invention of its high-performance digital lidar and is headquartered in San Francisco, California. We are a leader in sensing and perception for Physical AI across industrial, robotics, automotive, and smart infrastructure. With a unified platform of high-performance digital lidar, cameras, AI compute, sensor fusion and perception software, and AI models, Ouster delivers solutions that improve quality of life by enabling machines to sense, think, act, and learn in the physical world. To grow our business, we have introduced new product lines and made several acquisitions to accelerate growth. We continue to invest in growing our hardware product portfolio, increasing the capabilities of our software solutions, and opportunistically expanding our sales and marketing efforts.
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
Our wholly-owned subsidiary, Stereolabs, which we acquired on February 4, 2026, is a pioneer in AI vision and perception solutions that has developed a leading portfolio of industrial-grade ZED-cameras, AI compute powered by NVIDIA’s platform, and in-house AI vision software to power solutions across robotics, industrials, and smart infrastructure. Its high-performance ZED cameras provide best-in-class 2D and 3D color data with ultra-low latency, and its embedded AI compute hardware facilitates native, real-time sensor fusion at the edge. We believe Stereolabs’s perception software, built on proprietary AI models, is the foundation for thousands of developers’ autonomy workflows. The Stereolabs acquisition positions Ouster as the foundational end-to-end sensing and perception platform for Physical AI. We have invested heavily in patents since our inception, pursuing comprehensive coverage of invention families and use cases, with broad international coverage.
We believe that our extensive patent coverage creates material barriers to entry.
Products and Solutions
Ouster's hardware product offerings include a broad portfolio of digital lidar sensors, monocular and stereo cameras, and AI compute. On May 4, 2026, we announced the launch of the Rev8 OS family of digital lidar sensors. Powered by our next-generation L4 and L4 Max Ouster Silicon, the Rev8 family features upgraded OS0, OS1, and OSDome sensors and adds the flagship 256-channel OS1 Max. Rev8 introduces the world’s first native color lidar sensors, provides up to double the range and resolution of the previous generation, and is designed for functional safety, reliability, affordability, and scale. Within our OS sensor models, we offer numerous customization options, all enabled by embedded software.
In addition, our portfolio has expanded to include Stereolabs’s growing product line, which now includes the ZED X, ZED X Mini, and ZED X Nano stereo cameras, the ZED X One monocular camera, and the ZED Box edge compute. We are currently developing our solid-state digital flash (“DF”) sensors, which is a suite of short, mid, and long-range solid-state digital lidar sensors that provide uniform precision imaging without motion blur across an entire field of view.
Ouster provides Physical AI solutions tailored for smart infrastructure applications. Our software solutions, built on proprietary AI models, enable real-time people and object detection, classification, and tracking for actionable, intuitive, and customizable insights while preserving personally identifiable information. Ouster Gemini is our digital lidar powered perception platform designed for security and crowd analytics, logistics, and intelligent transportation systems. Ouster BlueCity is our turnkey real-time traffic management solution for analytics and signal actuation to improve traffic flow, road safety, and urban planning.

Factors Affecting Our Performance
Commercialization of Lidar Applications. We believe that our lidar solutions are approaching an inflection point of adoption across our target end market applications and that we are well-positioned to capitalize on this market adoption. However, as our customers continue research and development projects that rely on lidar technology, it is difficult to estimate the timing of ultimate end market and customer adoption. As a result, we expect that our results of operations, including revenue and gross margins, will improve over time but may fluctuate on a quarterly and annual basis for the foreseeable future. As the market for lidar solutions matures and more customers reach a commercialization phase with solutions that rely on our technology, the fluctuations in our operating results may become less pronounced. Our strategic business objectives also include growing the software-attached business, transforming the product portfolio, and executing towards profitability.
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
Customers’ Sales Volumes. Our customer base is diversified, and we aim to continue to penetrate diverse end markets to increase our sales volumes. Ultimately, widespread adoption of our customers’ products that incorporate our lidar solutions will depend on many factors, including the size of our customers’ end markets, market penetration of our customers’ products that incorporate our digital lidar solutions, our customers’ ability to sell their products, and the financial stability and reputation of our customers.
Average Selling Prices (“ASPs”), Product Costs and Margins. Our product costs and gross margins depend largely on the volumes of sensors shipped, the mix of existing and new products sold and the number and variety of solutions we provide to our customers. We expect that our selling prices will vary by target end market and application due to market-specific supply and demand dynamics. We expect to continue to experience some downward pressure on prices from signing anticipated large multi-year agreements in the near term with multi-year negotiated pricing. We expect that these customer-specific selling price fluctuations combined with our volume-driven product costs may drive fluctuations in revenue and gross margins on a quarterly basis. In addition, we expect that the current uncertainty surrounding U.S. trade relationships may impact our future product costs and margins, particularly to the extent there are significant tariffs or trade restrictions imposed on goods imported from Thailand, Canada, Taiwan or China that are used in our products. Although we are taking steps to mitigate the impacts of potential tariffs, we do not expect to be able to offset or avoid such costs in full. In addition, our contractual arrangements generally provide that our customers will pay the costs of tariffs. These costs could impact customer demand and adoption as described above under “Customers’ Sales Volumes.”
Competition. Lidar is an emerging technology, and there are many competitors for this growing market which has created downward pressure on our ASPs. Absent the introduction of new technology, we expect this pressure to continue to push our ASPs lower in the coming years. However, we believe that because of the simplicity of our digital lidar technology, the increasing capabilities of our software solutions, and efficiencies created by our established manufacturing partnerships and suppliers, including Benchmark and Fabrinet, we are well-positioned to scale more effectively than our competitors and can leverage this scale to deliver positive gross margins.
Continued Investment and Innovation. We believe that we are a leading lidar provider. Our financial performance is significantly dependent on our ability to maintain this leading position, which is further dependent on the investments we make in research and development. We believe it is essential that we continue to identify and respond to rapidly evolving customer requirements, including successfully progressing our digital lidar roadmap and developing technologies that will enhance the operating performance of our products. We announced our Rev8 family of products. Our “Chronos” chip has been fabricated by our foundry partner and is now undergoing in-house testing. If we fail to continue our innovation, our market position and revenue may be adversely affected, and our investments in that area will not be recovered.

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
International Expansion. We view international expansion as an important element of our strategy to increase revenue and achieve profitability. We continue to position ourselves in geographic markets that we expect to serve as important sources of future growth. We have an existing presence in three regions: Americas; Asia and Pacific; and Europe, Middle East and Africa. We intend to expand our presence in these regions over time including through distribution partnerships. Expanded global reach will require continued investment and may expose us to additional foreign currency risk, international taxes, tariff and trade policy actions of foreign governments, legal obligations, geopolitical conflict, including war in the Middle East, export/import regulations and additional operational costs. These risks and challenges may impact our ability to meet our projected sales volumes, revenues, and gross margins. In addition, the current uncertainty surrounding U.S. trade relationships may impact our future international sales, particularly to the extent there are significant tariffs or trade restrictions imposed on goods imported from the United States.
Components of Results of Operations
Revenue
The majority of our revenue comes from the sale of our lidar sensors, cameras, and AI compute systems both directly to end users and through distributors both domestically and internationally. We recognize revenue from product sales when the performance obligation of transferring control of the product to the customer has been met, generally when the product is shipped. We also recognize revenue by performing services or obligations related to product development, validation, IP license agreements, maintenance under our extended warranty contracts, and shipping. We do not expect these services to be material components of revenue, cost of revenue or gross margin in the near future. Performance obligations related to services are generally recognized over time, based on cost-to-cost input basis or straight-line over time. Amounts billed to customers related to shipping and handling are classified as revenue, and we have elected to recognize the cost of shipping activities that occur after control has transferred to the customer as a fulfillment cost rather than a separate performance obligation. All related costs are accrued and recognized within cost of revenue when the related revenue is recognized.
Most of our customers are innovators and early technology adopters incorporating our products into their solutions. Currently, our product revenue consists of both customers ordering small volumes of our products that are in an evaluation phase and customers that order larger volumes of our products and have more predictable long-term production schedules. However, we believe we are still at the very beginning of the adoption curve, and some customers are still learning their growth and demand rates which can impact the timing of purchase orders quarter to quarter. As we grow our business, we expect to continue to improve our own understanding of our customers’ needs and timelines, and expect the timing of orders will have a less notable impact on our quarterly results.

Cost of Revenue
Cost of revenue consists of the manufacturing cost components, personnel-related expenses, including salaries, benefits, and stock-based compensation directly associated with our manufacturing organization, and amounts paid to our third-party contract manufacturer and vendors. Our cost of revenue also includes depreciation of manufacturing equipment, amortization of intangible assets, an allocated portion of overhead, facility and information technology (“IT”) costs, warranty expenses, excess and obsolete inventory, tariffs, shipping costs and merchant fees.
Gross Profit and Gross Margin
Our gross profit equals total revenues less our total cost of revenues, and our gross margin is our gross profit expressed as a percentage of total revenue. Our gross margin is subject to quarterly fluctuations in product mix, price and volume.
Operating Expenses
Research and Development Expenses
Research and development (“R&D”) activities are primarily conducted at our San Francisco headquarters and our additional R&D facilities in France, Scotland and Canada and consist of the following activities:
•Design, prototyping, and testing of proprietary electrical, optical, and mechanical subsystems for our products;
•Robust testing for safety certifications;
•Development of new products and enhancements to existing products in response to customer requirements including firmware and software development of lidar and camera integration products;
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
Sales and Marketing Expenses
Our business development, customer support and marketing teams are located in offices worldwide. Selling and marketing expenses consist of personnel-related expenses, including salaries, commissions, benefits, and stock-based compensation, for all personnel directly involved in business development, customer support, and marketing activities, and marketing expenses including trade shows, advertising, and demonstration equipment. Sales and marketing expenses also include amortization expense of intangible assets related to customer relationships and a trade name associated with the acquisitions and an allocated portion of facility and IT costs that support sales and marketing activities. We expect sales and marketing expenses as a percentage of revenue to decrease over time as our business grows.
General and Administrative Expenses
General and administrative expenses consist of personnel-related expenses, including salaries, benefits, and stock-based compensation, of our executives and members of the board of directors, finance, human resources, an allocated portion of facility and IT costs that support general and administrative activities, as well as amortization of intangible assets, legal fees, patent prosecution, accounting, finance and professional services, as well as insurance and bank fees. We have experienced and may in the near-term experience additional increases in general and administrative expenses related to legal, accounting, finance and professional services costs associated with acquisition-related transaction and integration costs, litigation activities, hiring more personnel and consultants to support our international expansion and compliance with the applicable provisions of the Sarbanes-Oxley Act and other SEC rules and regulations as a result of being a public company. Our absolute amount of general and administrative expenses will grow over time; however, we expect general and administrative expenses as a percentage of revenue to decrease as our business grows.

Interest Income and Other Income (Expense), Net
Interest income consists primarily of income earned on our cash and cash equivalents and short-term investments. These amounts will vary based on our respective balances and market rates. Other income (expense), net consists primarily of change in fair value with foreign currency forward contracts, realized and unrealized gains and losses on foreign currency transactions and balances, realized gains and losses related to sales of our available-for-sale investments.
Income Taxes
Our income tax provision consists of federal, state and foreign current and deferred income taxes. Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in the quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on deferred tax assets as it is more likely than not that some, or all, of our deferred tax assets will not be realized. We continue to maintain a full valuation allowance against our U.S. Federal, state and certain foreign deferred tax assets, excluding specific balances due to the Stereolabs acquisition. The Company’s income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in the quarter. The tax provision for the three months ended March 31, 2026 was $0.6 million, which includes $0.9 million of discrete items primarily related to withholding taxes on sales to customers. Our income tax expense for the three months ended March 31, 2025 was not material to our unaudited condensed consolidated financial statements.
Results of Operations:
The results of operations presented below should be reviewed in conjunction with the unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report. The following table sets forth our unaudited condensed consolidated results of operations data for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(dollars in thousands)
Revenue:
Product revenue	$48,231	$31,105
Royalties	347	1,527
Total revenue	48,578	32,632
Cost of revenue(1)	27,740	19,149
Gross profit	20,838	13,483
Operating expenses(1):
Research and development	16,082	14,985
Sales and marketing	7,840	6,423
General and administrative	16,128	15,905
Total operating expenses	40,050	37,313
Loss from operations	(19,212)	(23,830)
Other income (expense):
Interest income	2,474	1,705
Other income (expense), net	(175)	303
Total other income, net	2,299	2,008
Loss before income taxes	(16,913)	(21,822)
Provision for income tax expense	552	195
Net loss	$(17,465)	$(22,017)

The following table sets forth the components of our unaudited condensed consolidated statements of operations and comprehensive loss data as a percentage of total revenue for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(% of total revenue)
Revenue:
Product revenue	99%	95%
Royalties	1	5
Total revenue	100	100
Cost of revenue(1)	57	59
Gross profit	43	41
Operating expenses (1)
Research and development	33	46
Sales and marketing	16	20
General and administrative	33	49
Total operating expenses	82	114
Loss from operations	(39)	(73)
Other income (expense):
Interest income	5	5
Other income (expense), net	—	1
Total other income, net	5	6
Loss before income taxes	(34)	(67)
Provision for income tax expense	1	1
Net loss	(35)%	(68)%
(1) Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cost of revenue	$826	$1,137
Research and development	2,616	4,305
Sales and marketing	766	1,106
General and administrative	3,286	1,950
Total stock-based compensation	$7,494	$8,498

Comparison of the three months ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,		Change	Change
	2026	2025	$	%
	(dollars in thousands)
Revenue by geographic location:
Americas	$32,798	$15,528	$17,270	111%
Asia and Pacific	7,990	12,464	(4,474)	(36)
Europe, Middle East and Africa	7,790	4,640	3,150	68
Total	$48,578	$32,632	$15,946	49%
Revenue
Revenue increased by $15.9 million or 49%, to $48.6 million for the three months ended March 31, 2026 from $32.6 million for the comparable period in the prior year. The increase in revenue was primarily driven by increased sensor volumes as customers increased their purchase levels compared to the prior year period.
We recorded $0.3 million and $1.5 million, respectively in patent royalty revenue for the three months ended March 31, 2026 and three months ended March 31, 2025.
Cost of Revenue

	Three Months Ended March 31,		Change	Change
	2026	2025	$	%
	(dollars in thousands)
Cost of revenue	$27,740	$19,149	$8,591	45%
Cost of revenue increased by $8.6 million, or 45%, to $27.7 million for the three months ended March 31, 2026 from $19.1 million for the comparable period in the prior year. The increase in cost of revenue was primarily attributable to higher product manufacturing costs, the inclusion of manufacturing costs from our recently-acquired subsidiary, Stereolabs, higher amortization costs from acquired intangible assets and tariffs.
Gross margin rose to 43% for the three months ended March 31, 2026 from 41% in the prior year period primarily due to increased sensor volumes, offset in part by lower ASPs and the inclusion of production costs from our recently-acquired subsidiary, Stereolabs.
Operating Expenses

	Three Months Ended March 31,		Change	Change
	2026	2025	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$16,082	$14,985	$1,097	7%
Sales and marketing	7,840	6,423	1,417	22
General and administrative	16,128	15,905	223	1
Total operating expenses	$40,050	$37,313	$2,737	7%
Research and Development
Research and development expenses increased by $1.1 million, or 7%, to $16.1 million for the three months ended March 31, 2026 from $15.0 million for the comparable period in the prior year. The increase was primarily attributable to the inclusion of Stereolabs and the increase in compensation expenses for employees engaged in research and product development function.

Sales and Marketing
Sales and marketing expenses increased by $1.4 million, or 22%, to $7.8 million for the three months ended March 31, 2026 from $6.4 million for the comparable period in the prior year. The increase was primarily attributable to the inclusion of Stereolabs and the increase in the amortization of acquisition-related intangible assets.
General and Administrative
General and administrative expenses increased by $0.2 million, or 1%, to $16.1 million for the three months ended March 31, 2026 from $15.9 million for the comparable period in the prior year. The increase was primarily attributable to transaction and integration costs associated with the Stereolabs acquisition, offset in part by lower litigation and settlement activities.
Interest Income and Other Expense, Net

	Three Months Ended March 31,		Change	Change
	2026	2025	$	%
	(dollars in thousands)
Interest income	$2,474	$1,705	$769	45%
Other income (expense), net	(175)	303	(478)	(158)
Total interest income and other income (expense), net	$2,299	$2,008	$291	14
The year-over-year increase in interest income was due primarily to $0.6 million in interest income earned on an IRS income tax refund received during the three months ended March 31, 2026.
Other income (expense), net was not material for the three months ended March 31, 2026 and 2025.
Income Taxes
We were subject to income taxes in the United States and miscellaneous foreign jurisdictions for the three months ended March 31, 2026 and 2025. The Company’s income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in the quarter. The tax provision for the three months ended March 31, 2026 was $0.6 million, which includes $0.9 million of discrete items primarily related to withholding taxes on sales to customers. Our income tax expense for the three months ended March 31, 2025 was not material to our unaudited condensed consolidated financial statements.
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
As of March 31, 2026, we had an accumulated deficit of $990.9 million and cash, cash equivalents, restricted cash and short-term investments of $174.9 million. Management believes that our existing sources of liquidity will be sufficient to fund our operations for at least twelve months from the date of this Quarterly Report. However, we may need to raise, or may choose to raise additional capital in the future to support our operations.

We manage our cash and cash equivalents with financial institutions that we believe have high credit quality and, at times, such amounts exceed federally insured limits. The failure of any bank with which we maintain a commercial relationship could cause us to lose our deposits in excess of the federally insured or protected amounts. We have experienced recurring losses from operations, and negative cash flows from operations, and we expect to continue operating at a loss and to have negative cash flows from operations for the foreseeable future. Because we are in the growth stage of our business and operate in an emerging field of technology, we expect to continue to invest in research and development and opportunistically expand our sales and marketing teams worldwide. We may require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions, or unforeseen circumstances and in either the short-term or long-term may determine to engage in equity or debt financings, or may choose to raise additional capital opportunistically if we believe market conditions are favorable. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited. In particular, current macroeconomic conditions, including elevated inflation rates and high interest rates, have resulted in, and may continue to result in, significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds when or on the terms desired, our business, financial condition and results of operations could be adversely affected.
ATM Agreement
On May 12, 2025, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Oppenheimer & Co. Inc., pursuant to which the Company may offer and sell, from time to time, through or to the agent, acting as agent or principal, shares of the Company’s common stock, having an aggregate offering price of up to $100.0 million.
From the date of the inception of the ATM Agreement to March 31, 2026, the Company sold 4,671,406 shares at a weighted-average sales price of $20.88 per share under the ATM Agreement, resulting in cumulative gross proceeds to the Company totaling approximately $97.5 million before deducting offering costs, sales commissions and fees. Cumulative net proceeds to the Company totaled approximately $95.6 million after deducting offering costs, sales commissions and fees. The Company plans to use the net proceeds from sales under the ATM Agreement for working capital and general corporate purposes.
During the three months ended March 31, 2026, no shares of common stock were sold under the ATM Agreement.
The remaining availability under the ATM Agreement as of March 31, 2026 is approximately $2.5 million.
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the unaudited condensed consolidated balance sheet as of March 31, 2026, while others are considered future commitments. Our contractual obligations primarily consist of non-cancelable purchase commitments with various parties to purchase goods or services, primarily inventory, entered into in the normal course of business and operating leases. For information regarding our other contractual obligations, refer to Note 7. Commitments and Contingencies to our unaudited condensed consolidated financial statements included in this Quarterly Report as well as Note 7. Leases and Note. 8. Commitments and Contingencies Part II, Item 8 of our 2025 Annual Report.
Cash Flow Summary
The following table summarizes our cash flows from continuing operations for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(7,281)	$(4,879)
Investing activities	$17,063	$12,590
Financing activities	$705	$660

Operating Activities
During the three months ended March 31, 2026, operating activities used $7.3 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $17.5 million, offset by our non-cash charges of $10.8 million, primarily consisting of depreciation and amortization of $2.7 million, stock-based compensation of $7.5 million, amortization of right-of-use asset of $0.8 million offset by accretion on short-term investments of $0.5 million. The changes in our operating assets and liabilities of $0.6 million were primarily due to a decrease in accounts receivable of $6.5 million, increase in inventory of $3.7 million, an increase in prepaid expenses and other assets of $0.2 million, a decrease in accounts payable of $3.5 million, an increase in accrued and other liabilities of $0.1 million, an increase in contract liabilities of $1.0 million and decrease in operating lease liability of $0.9 million.
During the three months ended March 31, 2025, operating activities used $4.9 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $22.0 million, offset by our non-cash charges of $11.2 million, primarily consisting of depreciation and amortization of $1.8 million, stock-based compensation of $8.5 million, amortization of right-of-use asset of $1.2 million offset by accretion on short-term investments of $0.8 million. The changes in our operating assets and liabilities of $5.9 million were primarily due to a decrease in accounts receivable of $4.1 million, decrease in inventory of $1.1 million, an increase in prepaid expenses and other assets of $3.9 million, an increase in accounts payable of $4.1 million, an increase in accrued and other liabilities of $8.7 million, a decrease in contract liabilities of $6.5 million and decrease in operating lease liability of $1.7 million.
Investing Activities
During the three months ended March 31, 2026, cash provided by investing activities was $17.1 million, consisting primarily of $57.9 million in proceeds from the sale and maturities of short-term investments, offset in part by $10.8 million purchases of short-term investments and $27.5 million used for the acquisition of Stereolabs, net of cash acquired.
During the three months ended March 31, 2025, cash provided by investing activities was $12.6 million, consisting primarily of $27.0 million in proceeds from the sale and maturities of short-term investments, offset in part by $13.9 million of purchases of short-term investments.
Financing Activities
During both the three months ended March 31, 2026 and the three months ended March 31, 2025, cash provided by financing activities was $0.7 million, primarily due to proceeds received to fund employees tax obligation for vested RSUs.
Critical Accounting Policies and Estimates
Our critical accounting estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report. There have been no significant changes to our critical accounting policies and estimates since the filing of our 2025 Annual Report.
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
Interest Rate Risk
As of March 31, 2026, we had cash and cash equivalents, restricted cash and short-term investments of $174.9 million, of which $60.4 million consisted of institutional money market funds, $30.4 million consisted of commercial paper, and $64.0 million consisted of corporate debt securities, all of which carries a degree of interest rate risk. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes.
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
As of March 31, 2026, we had no debt outstanding and therefore are not exposed to interest rate risk with respect to debt.
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
Our recently-acquired subsidiary, Stereolabs, is exposed to foreign currency risk primarily related to forecasted Euro‑denominated operating expenditures and assets and liabilities denominated primarily in the Euro. Accordingly, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To mitigate these exposures, Stereolabs enters into forward foreign currency contracts to hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency and to offset certain operational exposures resulting from changes in foreign currency exchange rates. For the three months ended March 31, 2026, we recognized an unrealized loss on foreign currency forward contracts of $0.1 million in loss on undesignated derivatives in the condensed consolidated statements of operations.
The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our historical consolidated financial statements.
As our international operations grow, we will continue to reassess our approach to managing our risk relating to fluctuations in currency rates. However, no strategy can completely insulate us from risks associated with such fluctuations and our currency exchange rate risk management activities could expose us to substantial losses if such rates move materially differently from our expectations.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are, from time to time, party to various claims and legal proceedings arising in the ordinary course of our business. See Note 7. Commitments and Contingencies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for a discussion of material legal proceedings.
Item 1A. Risk Factors
Investing in our securities involves a high degree of risk. You should carefully consider the risks described under the heading “Risk Factors” in Part I, Item 1A. of our 2025 Annual Report, the other information in this Quarterly Report, including our unaudited condensed consolidated financial statements and the related notes, as well as our other public filings with the SEC, before deciding to invest in our securities. There have been no material changes to the Company’s risk factors previously disclosed in our 2025 Annual Report. The occurrence of any of the events described therein could harm our business, financial condition, results of operations, liquidity or prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment.
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
During the three months ended March 31, 2026, no director or officer of the Company, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference

		Form	File No.	Exhibit	Filing Date	Filed/ Furnished herewith
3.1	Certificate of Incorporation of Ouster, Inc.	S-4 POS	333-251611	3.1	3/10/2021
3.2	Certificate of Amendment to Certificate of Incorporation of Ouster, Inc.	8-K	001-39463	3.1	4/20/2023
3.3	Second Amended and Restated Bylaws of Ouster, Inc. (effective as of April 18, 2024)	8-K	001-39463	3.1	4/22/2024
4.1	Warrant to Purchase Common Stock of Velodyne Lidar, Inc., by and between Velodyne Lidar, Inc. and Amazon.com NV Investment Holdings LLC, dated as of February 4, 2022	8-K	001-38703	4.1	2/7/2022
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
____________

*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ouster, Inc.
Date: May 5, 2026	By:	/s/ Kenneth P. Gianella
	Name:	Kenneth P. Gianella
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)