Form 10-Q
period 2026-09-30
Ouster, Inc.
filed 2026-11-03
CIK 1816581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of October 30, 2026, the registrant had 72,997,169 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Ouster, Inc. (the “Company”, “Ouster,” or “we”) intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Quarterly Report other than statements of historical fact, including, without limitation, statements regarding: expected contractual obligations and capital expenditures; the capabilities of and demand for Ouster’s products; Ouster’s anticipated new product launches and developments, including software-related solutions systems, and the timing for those launches and developments; the anticipated benefits and synergies of strategic transactions, including the Stereolabs acquisition, and integration efforts; the impact of trade policy actions on Ouster’s financial results; Ouster’s ability to grow its sales and marketing organization; Ouster’s future results of operations, cash reserve and financial position; projected industry and business trends; Ouster’s future business strategy, plans, distribution partnerships, market growth and its objectives for future operations, including executing towards profitability; Ouster’s competitive market position within its industry and the impact of market conditions and other macroeconomic factors on Ouster’s business, financial condition and results of operation, foreign currency exchange rate fluctuations and the effectiveness of hedging activities, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” “aim,” “forecast,” “should,” “can have,” and similar expressions are intended to identify forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and trends that it believes may affect its financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties, and assumptions that may cause actual results to differ materially from those that Ouster expected, including, but not limited to, Ouster’s limited operating history and history of losses; substantial research and development costs needed to develop and commercialize new products; Ouster’s ability to overcome its limited sales history and establish and maintain confidence in its long-term business prospects; fluctuations in its operating results; Ouster’s ability to maintain competitive average selling prices or high sales volumes or reduce product costs; conditions in its customers’ industries; the competitive environment in which Ouster operates; the negotiating power and product standards of its customers; the creditworthiness of Ouster’s customers; the ability of its lidar technology roadmap and new software solutions to catalyze growth; the selection of Ouster’s products for inclusion in target markets; risks of product delivery problems or defects; costs associated with product warranties; Ouster’s future capital needs and ability to secure additional capital on favorable terms or at all; inaccurate forecasts of market growth; Ouster’s ability to manage growth; Ouster’s ability to grow its sales and marketing organization; risks related to international operations, including international manufacturing; cancellation or postponement of contracts or unsuccessful implementations; Ouster’s ability to maintain inventory and the risk of inventory write-downs; its ability to use tax attributes; Ouster’s dependence on key third-party suppliers, in particular Benchmark Electronics, Inc. (“Benchmark”), Fabrinet and other suppliers; and its supply chain constraints and challenges; adverse conditions in the industries Ouster targets or the global economy more generally; Ouster’s ability to recruit and retain key personnel; risks related to acquisitions, including integration risks and the failure to achieve anticipated benefits; risks related to the use of AI tools by us and others, including risks related to product performance, cybersecurity and data privacy; Ouster’s ability to effectively respond to evolving regulations and standards; Ouster’s ability to adequately protect and enforce its intellectual property rights, including as it relates to Hesai; the impact of political events, trade and other international disputes and geopolitical tensions and other business interruptions on Ouster’s business; changes to trade policy, tariffs, and import/export regulations; risks related to operating as a public company; and other important factors discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, that are further updated from time to time in the Company’s other filings with the Securities and Exchange Commission (the “SEC”), including this Quarterly Report, that may cause its actual results, performance or achievements to differ materially and adversely from those expressed or implied by the forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OUSTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$88,899	$67,413
Restricted cash, current	335	1,467
Short-term investments	330,897	141,172
Accounts receivable, net	39,269	27,753
Inventory	36,527	23,566
Prepaid expenses and other current assets	27,661	17,517
Total current assets	523,588	278,888
Property and equipment, net	39,510	31,891
Operating lease, right-of-use assets	12,171	13,452
Unbilled receivable, non-current portion	5,268	8,560
Goodwill	38,525	—
Intangible assets, net	30,791	13,316
Restricted cash, non-current	1,100	1,100
Other non-current assets	2,768	2,309
Total assets	$653,721	$349,516
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,874	$19,984
Accrued and other current liabilities	35,292	26,200
Contract liabilities, current	10,384	20,705
Operating lease liability, current portion	4,935	4,142
Total current liabilities	73,485	71,031
Operating lease liability, non-current portion	10,428	12,938
Contract liabilities, non-current portion	3,840	3,106
Deferred tax liability	4,112	—
Other non-current liabilities	563	703
Total liabilities	92,428	87,778
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 and 100,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively; 72,996,390 and 60,947,757 issued and outstanding at September 30, 2026 and December 31, 2025, respectively	49	48
Additional paid-in capital	1,585,749	1,235,580
Accumulated deficit	(1,023,183)	(973,448)
Accumulated other comprehensive (loss) income	(1,322)	(442)
Total stockholders’ equity	561,293	261,738
Total liabilities and stockholders’ equity	$653,721	$349,516
The accompanying notes are an integral part of these condensed consolidated financial statements

Note: Amounts as of December 31, 2025 are derived from the December 31, 2025 audited consolidated financial statements.

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product revenue	$56,032	$39,487	$157,026	$105,607
Royalties	3,293	38	5,503	1,599
Total revenue	59,325	39,525	162,529	107,206
Cost of revenue	34,066	22,866	89,747	61,222
Gross profit	25,259	16,659	72,782	45,984
Operating expenses:
Research and development	18,563	17,777	53,986	49,909
Sales and marketing	9,641	7,441	26,667	20,842
General and administrative	16,315	15,692	50,646	50,136
Total operating expenses	44,519	40,910	131,299	120,887
Loss from operations	(19,260)	(24,251)	(58,517)	(74,903)
Other income (expense):
Interest income	4,159	2,414	8,603	6,739
Other income (expense), net	226	176	137	453
Total other income, net	4,385	2,590	8,740	7,192
Loss before income taxes	(14,875)	(21,661)	(49,777)	(67,711)
Provision for (benefit from) income tax expense	(719)	72	(42)	(3,349)
Net loss	$(14,156)	$(21,733)	$(49,735)	$(64,362)
Other comprehensive income (loss)
Changes in unrealized gain (loss) on available for sale securities	(589)	109	(880)	85
Foreign currency translation adjustments	—	(45)	—	436
Total comprehensive loss	$(14,745)	$(21,669)	$(50,615)	$(63,841)
Net loss per common share, basic and diluted	$(0.20)	$(0.37)	$(0.75)	$(1.17)
Weighted-average shares used to compute basic and diluted net loss per share	71,470,107	57,976,375	66,243,791	54,997,009
The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2025	60,947,757	48	$1,235,580	$(973,448)	$(442)	$261,738
Issuance of common stock upon exercise of stock options	44,548	—	94	—	—	94
Issuance of common stock in connection with Stereolabs acquisition	1,847,677	—	22,779	—	—	22,779
Issuance of common stock upon vesting of restricted stock units	621,109	—	—	—	—	—
Common stock warrants issuable to customer	—	—	1,101	—	—	1,101
Stock-based compensation expense	—	—	7,494	—	—	7,494
Net loss	—	—	—	(17,465)	—	(17,465)
Other comprehensive loss	—	—	—	—	(120)	(120)
Balance — March 31, 2026	63,461,091	48	1,267,048	(990,913)	(562)	275,621
Issuance of common stock upon exercise of stock options	399,267	—	2,248	—	—	2,248
Proceeds from at-the-market offering, net of commissions and fees of $2,002 and issuance costs of $252	3,649,000	—	97,733	—	—	97,733
Issuance of common stock upon vesting of restricted stock units	882,009	—	—	—	—	—
Issuance of common stock to employees under employee stock purchase plan	98,430	—	1,332	—	—	1,332
Common stock warrants issuable to customer	—	—	1,274	—	—	1,274
Stock-based compensation expense	—	—	11,385	—	—	11,385
Net loss	—	—	—	(18,114)	—	(18,114)
Other comprehensive loss	—	—	—	—	(171)	(171)
Balance — June 30, 2026	68,489,797	48	1,381,020	(1,009,027)	(733)	371,308
Issuance of common stock upon exercise of stock options	113,418	—	1,447	—	—	1,447
Proceeds from underwritten public offering, net of underwriting discounts, commissions and fees of $8,150 and issuance costs of $447	3,621,876	1	191,402	—	—	191,403
Issuance of common stock upon vesting of restricted stock units	771,299	—	—	—	—	—
Common stock warrants issuable to customer	—	—	394	—	—	394
Stock-based compensation expense	—	—	11,486	—	—	11,486
Net loss	—	—	—	(14,156)	—	(14,156)
Other comprehensive loss	—	—	—	—	(589)	(589)
Balance — September 30, 2026	72,996,390	49	1,585,749	(1,023,183)	(1,322)	561,293

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2024	52,560,770	$47	$1,094,938	$(913,071)	$(1,003)	$180,911
Issuance of common stock upon exercise of stock options	13,558	—	28	—	—	28
Issuance of common stock in connection with Velodyne Merger	164,394	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	1,118,320	—	—	—	—	—
Forfeited restricted stock awards	(68,072)	—	—	—	—	—
Common stock warrants issuable to customer	—	—	397	—	—	397
Stock-based compensation expense	—	—	8,498	—	—	8,498
Net loss	—	—	—	(22,017)	—	(22,017)
Other comprehensive income	—	—	—	—	126	126
Balance — March 31, 2025	53,788,970	47	1,103,861	(935,088)	(877)	167,943
Issuance of common stock upon exercise of stock options	12,497	—	20	—	—	20
Proceeds from at-the-market offering, net of commissions and fees of $1,200 and issuance costs of $277	3,522,177	—	58,521	—	—	58,521
Issuance of common stock upon vesting of restricted stock units	275,125	—	—	—	—	—
Issuance of common stock to employees under employee stock purchase plan	201,534	—	980	—	—	980
Common stock warrants issuable to customer	—	—	624	—	—	624
Stock-based compensation expense	—	—	13,226	—	—	13,226
Net loss	—	—	—	(20,612)	—	(20,612)
Other comprehensive income	—	—	—	—	331	331
Balance — June 30, 2025	57,800,303	47	1,177,232	(955,700)	(546)	221,033
Issuance of common stock upon exercise of stock options	17,849	—	34	—	—	34
Proceeds from at-the-market offering, net of commissions and fees of $720 and issuance costs of $77	1,097,863	1	35,181	—	—	35,182
Issuance of common stock upon vesting of restricted stock units	1,036,829	—	—	—	—	—
Common stock warrants issuable to customer	—	—	1,033	—	—	1,033
Stock-based compensation expense	—	—	11,829	—	—	11,829
Net loss	—	—	—	(21,733)	—	(21,733)
Other comprehensive income	—	—	—	—	64	64
Balance — September 30, 2025	59,952,844	48	1,225,309	(977,433)	(482)	247,442

The accompanying notes are an integral part of these condensed consolidated financial statements

OUSTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(49,735)	$(64,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,694	5,707
(Gain) loss on write-off and disposal of property and equipment	(157)	106
Gain on lease termination	—	(65)
Stock-based compensation	30,365	33,553
Deferred taxes	(1,395)	—
Reduction of revenue related to stock warrant issued to customer	2,769	2,054
Amortization of right-of-use asset	2,514	3,868
Accretion on short-term investments	(2,727)	(2,400)
Change in fair value of warrant liabilities	—	(8)
(Recovery) provision for inventory write-down	191	(551)
Provision for doubtful accounts	189	120
Realized gain on sale of available for sale securities	(15)	(4)
Changes in operating assets and liabilities, net of effects of business acquisition:
Accounts receivable	(6,819)	(2,930)
Inventory	(10,993)	455
Prepaid expenses and other assets	(6,378)	(5,943)
Accounts payable	1,444	9,216
Accrued and other liabilities	(3,552)	6,056
Contract liabilities	(11,866)	(4,374)
Operating lease liability	(2,917)	(5,028)
Net cash used in operating activities	(49,388)	(24,530)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	64	—
Purchases of property and equipment	(10,882)	(3,143)
Purchase of short-term investments	(315,608)	(118,424)
Proceeds from sales and maturities of short-term investments	127,745	90,000
Acquisition of Stereolabs, net of cash acquired	(27,493)	—
Net cash used in investing activities	(226,174)	(31,567)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from ESPP purchase	1,332	980
Proceeds from exercise of stock options	3,789	83
Payments received to fund employees tax obligation for vested RSUs	1,337	2,440
Proceeds from the issuance of common stock under at-the-market offering, net of commissions and fees	97,985	94,057
At-the-market offering costs for the issuance of common stock	(202)	(232)
Proceeds from the underwritten public offering, net of underwriting discounts, commissions and fees	191,850	—
Underwritten public offering costs for the issuance of common stock	(175)	—
Net cash provided by financing activities	295,916	97,328
Effect of exchange rates on cash and cash equivalents	—	436
Net increase in cash, cash equivalents and restricted cash	20,354	41,667
Cash, cash equivalents and restricted cash at beginning of period	69,980	48,099
Cash, cash equivalents and restricted cash at end of period	$90,334	$89,766
SUPPLEMENTAL DISCLOSURES OF OPERATING ACTIVITIES:
Income tax (refunds) payments, net	$(2,020)	$(768)
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Property and equipment purchases included in accounts payable and accrued liabilities	$195	$1,989
Right-of-use assets obtained in exchange for operating lease liability	$—	$742
Common stock shares issued in the acquisition of Stereolabs	$22,780	$—
Unpaid underwritten public offering costs and at-the-market offering costs	$322	$122

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
Liquidity
The Company’s principal sources of liquidity are its cash and cash equivalents, short-term investments, cash generated from sales of the Company’s products, sales of common stock under its at-the-market equity offering program and underwriting agreement. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis. The Company has experienced recurring losses from operations, and negative cash flows from operations. As of September 30, 2026, the Company’s existing sources of liquidity included cash, cash equivalents, restricted cash and short-term investments of $421.2 million. The Company has incurred losses and negative cash flows from operations since inception. If the Company continues to incur losses in the future, it may need to improve liquidity and raise additional capital through the issuance of equity and/or debt. There can be no assurance that the Company would be able to raise such capital. However, management believes that the Company’s existing sources of liquidity are adequate to fund its operations for at least twelve months from the date the unaudited condensed consolidated financial statements were available for issuance.
Reclassification
Certain amounts within the segment disclosure in the footnote to the condensed consolidated financial statements for the three and nine months ended September 30, 2025, have been conformed to the current period presentation.
Note 2 – Summary of Significant Accounting Policies
During the three and nine months ended September 30, 2026, except as noted below there were no significant changes to the Company’s significant accounting policies as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2026. The Company has consistently applied the accounting policies to all periods presented in these unaudited condensed consolidated financial statements.

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
During the second quarter of fiscal 2026, the Company's refund claims were formally accepted by CBP, at which point management concluded the gain was realized or realizable under its elected accounting policy. The Company recognized a benefit of $5.4 million in cost of sales within the unaudited condensed consolidated statements of operations and comprehensive loss for the recovery of certain IEEPA import duties previously paid. As of September 30, 2026, the Company had received $5.4 million plus interest.
Government Credits
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), enacted on March 27, 2020, provided for an employee retention credit (“ERC”) that was a refundable credit against certain employment taxes equal to 50% of the qualified wages an eligible employer paid to employees from March 17, 2020 to December 31, 2020. The Disaster Tax Relief Act, enacted on December 27, 2020, extended the ERC availability under Section 2301 of the CARES Act for qualified wages paid from January 1, 2021 to June 30, 2021 and the credit was increased to 70% of qualified wages an eligible employer paid to employees during the extended period. The American Rescue Plan Act of 2021, enacted on March 11, 2021, further extended the ERC availability through December 31, 2021. The Company qualified for the ERC for the period between March 17, 2020 and September 30, 2021. The Company recognizes government credits for which there is a reasonable assurance of compliance with credit conditions and receipt of credits. The Company received credits in the amount of $5.5 million in the nine months ended September 30, 2025. For the nine months ended September 30, 2025, the ERC was recorded as follows: $1.7 million as a reduction in cost of revenue, $2.2 million as a reduction in research and development expense, $0.7 million as a reduction in sales and marketing expense and $0.8 million as a reduction to general and administrative expense in the condensed consolidated statement of operations. The qualified wages and health insurance benefits paid by the Company were related to the first and second quarters of 2021.
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
Concentrations of Credit Risk
Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, short-term investments and accounts receivable. Although the Company deposits its cash, cash equivalents, restricted cash and short-term investments with financial institutions that Company believes are of high credit quality, its deposits, at times, may exceed federally insured limits. As of September 30, 2026 and December 31, 2025, the Company had cash, cash equivalents, short-term investments and restricted cash with financial institutions in the U.S. of $402.0 million and $201.3 million, respectively. As of September 30, 2026 and December 31, 2025, the Company also had cash with financial institutions in countries other than the U.S. of approximately $19.3 million and $9.9 million, respectively, that was not federally insured.
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
Accounts receivable from the Company’s major customers representing 10% or more of total accounts receivable and unbilled receivable was as follows:

	September 30, 2026	December 31, 2025
Customer A	21%	42%
Customer B	*	14%
Customer D	*	13%
Customer E	26%	*
*Customer accounted for less than 10% of total accounts receivable in the period.

Revenue from the Company’s major customers representing 10% or more of total revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer E	15%	36%	25%	26%
Concentrations of Supplier Risk
Purchases from the Company’s suppliers and vendors representing 10% or more of total purchases were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Supplier A	*	*	*	10%
Supplier B	25%	29%	23%	26%
*Supplier accounted for less than 10% of total purchases in the period.
Accounts payable to the Company’s major suppliers and professional services vendors representing 10% or more of total accounts payable were as follows:

	September 30, 2026	December 31, 2025
Supplier A	*	13%
Supplier B	52%	50%
Supplier C	*	10%
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
The Company incurred $5.0 million in acquisition costs for Stereolabs, of which $3.9 million was incurred in the year ended December 31, 2025, and $1.2 million was incurred in the nine months ended September 30, 2026. These costs were expensed as incurred. Acquisition-related costs are presented within general and administrative expenses in the Company’s condensed consolidated statement of operations. In addition, the sellers incurred transaction costs of $3.0 million which were paid by the Company on the Closing Date.

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
Developed technology relates to Stereolabs’ vision-based perception and Artificial Intelligence (“AI”) platform that provides real-time depth sensing, 3D mapping, and object detection in complex real-world environments.Management estimated the fair value of the acquired intangible assets using the income approach, including the multi-period excess earnings method for the customer relationships and relief from royalty method for the developed technology. Management’s significant assumptions used in valuing these intangible assets included the customer attrition rate for customer relationships, revenue growth rates for the customer relationships and developed technology, and the royalty rate for the developed technology.
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
The unaudited supplemental pro forma information below presents the combined historical results of operations of the Company and Stereolabs as if Stereolabs had been acquired as of January 1, 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$59,325	$43,490	$164,514	$117,360
Net loss	$(14,156)	$(22,337)	$(56,515)	$(76,848)
The unaudited supplemental pro forma information above includes the following adjustments to net loss in the appropriate pro forma periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
An increase in amortization expense related to the fair value of acquired identifiable intangible assets, net of the amortization expense already reflected in actual historical results.	$—	$(1,184)	$(484)	$(3,552)
A decrease (increase) in expenses related to the transaction expenses. This amount includes $3.0 million in transaction expenses incurred by the sellers.	$—	$1,348	$4,137	$(6,674)
An increase in additional stock-based compensation expense related to shares issued to key Stereolabs employees in the acquisition that are considered compensatory in the post business combination periods due to the additional service requirement, net of the stock compensation expense already reflected in actual historical results.	$—	$(780)	$(303)	$(2,340)
A decrease (increase) in additional stock-based compensation expense related to the impact of the acceleration of Stereolabs warrants that vested at the close of the Stereolabs acquisition.	$—	$—	$207	$(207)
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
Note 4. Fair Value of Financial Instruments
The following tables provides information by level for the Company’s assets that were measured at fair value on a recurring basis (in thousands):

	September 30, 2026
	Level 1	Level 2	Total
Assets
Cash and cash equivalents:
Money market funds	$56,605	$—	$56,605
Commercial paper	—	9,998	9,998
Short-term investments:
Commercial paper	—	170,340	170,340
Corporate debt securities	—	160,557	160,557
Total short-term investments	—	330,897	330,897
Total financial assets	$56,605	$340,895	$397,500

	December 31, 2025
	Level 1	Level 2	Total
Assets
Cash and cash equivalents:
Money market funds	$54,475	$—	$54,475
Short-term investments:
Commercial paper	—	68,326	68,326
Corporate debt securities	—	72,846	72,846
Total short-term investments	—	141,172	141,172
Total financial assets	$54,475	$141,172	$195,647
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
Disclosure of Fair Values
The Company’s financial instruments that are not re-measured at fair value include accounts receivable, accounts payable, accrued and other current liabilities. The carrying values of these financial instruments approximate their fair values. Unrealized gains and losses on the Company’s short-term investments were not significant as of September 30, 2026 and December 31, 2025, and therefore, the amortized cost of the Company’s short-term investments approximated its fair value.
Note 5. Balance Sheet Components
Cash and Cash Equivalents
The Company’s cash and cash equivalents consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Cash	$22,296	$12,938
Cash equivalents:
Money market funds(1)	56,605	54,475
Commercial paper	9,998	—
Total cash and cash equivalents	$88,899	$67,413
(1)The Company maintains a cash sweep account, which is included in money market funds as of September 30, 2026 and December 31, 2025. Cash is invested in short-term money market funds that earn interest.

Restricted Cash
Restricted cash consists of collateral to merchant credit card, deposit account to secure foreign entity closure costs, issuances of deposit performance guarantee issued in favor of a customer, and certificates of deposit held by a bank as security for outstanding letters of credit. The Company had a restricted cash balance of $1.4 million and $2.6 million as of September 30, 2026 and December 31, 2025, respectively, which has been excluded from the Company’s cash and cash equivalents balances. The Company presented $0.3 million and $1.5 million of the total amount of restricted cash within current assets on the unaudited condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively. The remaining restricted cash balance of $1.1 million and $1.1 million is included in non-current assets on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the unaudited condensed consolidated balance sheets to the total of the amounts reported in the unaudited condensed consolidated statements of cash flows (in thousands):

	September 30, 2026	September 30, 2025
Cash and cash equivalents	$88,899	$87,126
Restricted cash, current	335	805
Restricted cash, non-current	1,100	1,835
Total cash, cash equivalents and restricted cash	$90,334	$89,766
Inventory
Inventory, consisting of material, direct and indirect labor, and manufacturing overhead, consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$14,819	$3,866
Work in process	1,422	93
Finished goods	20,286	19,607
Total inventory	$36,527	$23,566
Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid expenses	$9,303	$3,529
Prepaid inventory	2,755	2,887
Prepaid insurance	1,570	967
Receivable from contract manufacturer	4,980	3,497
IRS Income tax refund receivable	—	2,993
Indemnification asset (See Note 3.)	1,855	—
Other current assets	7,198	3,644
Total prepaid expenses and other current assets	$27,661	$17,517

Property and Equipment, net
Property and equipment consists of the following (in thousands):

	Estimated Useful Life (in years)	September 30, 2026	December 31, 2025
Land	Not depreciated	$7,798	$7,798
Building	25	9,453	9,453
Machinery and equipment	3	25,849	16,640
Computer equipment	3	2,313	1,140
Automotive and vehicle hardware	5	93	93
Software	3	444	160
Furniture and fixtures	7	1,132	863
Construction in progress		7,742	7,326
Leasehold improvements	Shorter of useful life or lease term	5,134	5,097
		59,958	48,570
Less: Accumulated depreciation		(20,448)	(16,679)
Property and equipment, net		$39,510	$31,891
Depreciation expense associated with property and equipment was $3.8 million and $2.3 million during the nine months ended September 30, 2026 and 2025, respectively.
Goodwill and Acquired Intangible Assets, Net
The changes in the carrying amount of goodwill are as follows (in thousands):

Amount
Balance at December 31, 2025	$—
Goodwill addition related to Stereolabs acquisition	38,525
Balance at September 30, 2026	$38,525
Annually, and/or upon the identification of a triggering event, management is required to perform an assessment of fair value relative to carrying value of goodwill. Triggering events potentially warranting an interim goodwill impairment test include, among other factors, declines in historical or projected revenue, operating income or cash flows, and sustained declines in the Company’s stock price or market capitalization, considered both in absolute terms and relative to peers. There were no triggering events during the three and nine months ended September 30, 2026.
The following tables present acquired intangible assets, net as of September 30, 2026 and December 31, 2025 (in thousands):

		September 30, 2026
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade name	6	$1,500	$(162)	$1,338
Developed technology	3-8	37,500	(18,252)	19,248
Vendor relationship	3	6,600	(6,600)	—
Customer relationships	3 - 8	14,200	(3,995)	10,205
Intangible assets, net		$59,800	$(29,009)	$30,791

		December 31, 2025
	Estimated Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	3-8	$23,500	$(13,634)	$9,866
Vendor relationship	3	6,600	(6,600)	—
Customer relationships	3-8	6,300	(2,850)	3,450
Intangible assets, net		$36,400	$(23,084)	$13,316

Amortization expense was $5.9 million and $3.4 million during the nine months ended September 30, 2026 and 2025, respectively.
The following table summarizes estimated future amortization expense of finite-lived intangible assets-net (in thousands):

Years:	Amount
Remainder of 2026	$2,116
2027	8,416
2028	7,526
2029	7,065
2030	2,257
Thereafter	3,411
Total	$30,791
Accrued and Other Current Liabilities
Accrued and other current liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued legal fees and contingencies	$552	$2,124
Uninvoiced receipts	8,597	7,910
Accrued compensation	11,306	7,415
Warranty reserve	1,828	1,800
Sales, use, value-added taxes, customs duties and other taxes(1)	8,923	3,108
Other	4,086	3,843
Total accrued and other current liabilities	$35,292	$26,200
(1) Includes indemnified Specific Tax Loss Liabilities of $6.3 million from the Stereolabs acquisition. The indemnification of the Specific Tax Loss is capped at $1.9 million. See Note 3.
Note 6. Amazon Warrant
On February 10, 2023, as part of the Velodyne Merger, the Company assumed a warrant agreement and a transaction agreement, pursuant to which Velodyne agreed to issue to Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon.com Inc. (“Amazon”), a warrant to acquire, following customary antidilution adjustments, up to an aggregate of 3,263,898 shares of the Company’s common stock at an exercise price of $50.71 per share (the “Amazon Warrant”). The exercise price and the warrant shares issuable upon exercise of the Amazon Warrant are subject to further antidilution adjustments, including in the event the Company makes certain sales of common stock (or securities exercisable or convertible into or exchangeable for shares of the Company’s common stock) at a price less than the exercise price of the Amazon Warrant. During the nine months ended September 30, 2026, the Company issued an additional 1,847,677 shares of common stock pursuant to the Stereolabs acquisition at effective prices below the exercise price of the Amazon Warrant, resulting in an antidilution adjustment to the terms of the Amazon Warrant with an increase in the number of shares issuable under the Amazon Warrant by 5,185 shares of common stock and a reduction to the original strike price of the Amazon Warrant to $50.49 per share.
As a result of the issuance and sale by the Company of an additional 3,649,000 shares of common stock in the nine months ended September 30, 2026 pursuant to a Sales Agreement (the “ATM Agreement”), dated May 8, 2026, by and among the Company, Oppenheimer & Co. Inc., Northland Securities, Inc., Rosenblatt Securities Inc., and Roth Capital Partners, LLC, at prices below the exercise price of the Amazon Warrant, an antidilution adjustment to the terms of the Amazon Warrant occurred (see Note 8), resulting in the increase in the number of shares issuable under the Amazon Warrant by 12,939 shares of common stock and a reduction to the original strike price of the Amazon Warrant to $50.30 per share.
As of September 30, 2026, there were 3,290,094 shares of common stock issuable under the Amazon Warrant.
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
In the three months ended September 30, 2026, 64,366 Amazon Warrant shares vested. In the nine months ended September 30, 2026, 496,746 Amazon Warrant shares vested. As of September 30, 2026, there were 3,225,731 Amazon Warrant shares vested.
Note 7. Commitments and Contingencies
Letters of Credit
In connection with certain office leasehold interests in real property located in San Francisco (350 Treat Ave. and 2741 16th Street), the Company obtained letters of credit from certain banks as required by the lease agreements. If the Company defaults under the terms of the applicable lease, the lessor will be entitled to draw upon the letters of credit in the amount necessary to cure the default. The amounts covered by the letters of credit are collateralized by certificates of deposit, which are included in restricted cash on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025. The amount collateralizing the 2741 16th Street lease letter of credit following the purchase of the property and the termination of the 2741 16th Street lease was released during the first fiscal quarter of 2026. The outstanding amount of the letters of credit was $0.3 million and $1.4 million as of September 30, 2026 and December 31, 2025, respectively.
Non-cancelable purchase commitments
As of September 30, 2026, the Company had non-cancelable purchase commitments to third-party contract manufacturers for approximately $26.4 million and other vendors for approximately $23.8 million.
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
On September 14, September 25, and September 26, 2023, Hesai filed Petitions for Inter Partes Review with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of the Company’s patents asserted in the ITC and Delaware patent actions. The Company provided preliminary responses to those petitions in late December 2023 and early January 2024. On March 19, 2024, March 28, 2024, and April 1, 2024, the PTAB issued decisions to institute inter partes review for four patents: IPR2023-01421 (Patent No. 11,175,405), hearing date of December 17, 2024; IPR2023-01422 (Patent No. 11,287,515), hearing date of December 17, 2024; IPR2023-01456 (Patent No. 11,178,381), hearing date of January 13, 2025; and IPR2023-01457 (Patent No. 11,190,750), hearing date of January 13, 2025. On March 13, 2025, the PTAB issued final written decisions upholding the patentability of all challenged claims in IPR2023-01422, and finding unpatentable all challenged claims in IPR2023-01421 and IPR2023-01457. On March 17, 2025, the PTAB issued a final written decision finding unpatentable all challenged claims of IPR2023-01456. On June 2 and 3, 2025, the Company filed notices of appeal for IPR2023-01421, IPR 2023-01426, and IPR 2023-01457, but the parties dismissed all but IPR2023-01421, which is awaiting hearing on December 8, 2026. Regarding the fifth patent (Patent No. 11,422,236), the PTAB declined to institute on March 28, 2024, (see IPR2023-01458). Hesai requested review to the Director of the United States Patent and Trademark Office (“Director Review”), who remanded to the PTAB for further review of its decision not to institute. On January 21, 2025, the PTAB again denied institution, to which Hesai again requested Director Review, and the Company objected. On March 20, 2025, the Director again denied review.
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
On May 8, 2026, the Company entered into the ATM Agreement with Oppenheimer & Co. Inc., Northland Securities, Inc., Rosenblatt Securities Inc., and Roth Capital Partners, LLC (each, an “Agent” and, collectively the “Agents”), pursuant to which the Company could offer and sell, from time to time, through or to the Agents, acting as agent or principal, shares of the Company’s common stock, having an aggregate offering price of up to $100.0 million.
During the nine months ended September 30, 2026, 3,649,000 shares of common stock were sold under the ATM Agreement at a weighted-average sales price of $27.40 per share, resulting in cumulative gross proceeds to the Company totaling approximately $100.0 million before deducting offering costs, sales commissions and fees. Cumulative net proceeds to the Company totaled approximately $98.0 million after deducting offering costs, sales commissions and fees. We plan to use the net proceeds from this offering for working capital and general corporate purposes. As of September 30, 2026, the ATM offering is complete and there are no remaining funds available under the ATM Agreement.
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
On July 2, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Northland Securities, Inc. as underwriter (the “Underwriter”), pursuant to which the Company issued and sold on July 6, 2026, an aggregate of 3,621,876 shares of its common stock to the Underwriter (the “Offering”). The price to the public in the Offering was $55.22 per share. The Company received net proceeds of approximately $191.8 million, after deducting the underwriter’s discounts, commissions, and fees. Additionally, under the terms of the Underwriting Agreement, the Company granted the Underwriter a 30-day option, solely for the purpose of covering over-allotments, if any, to purchase up to an additional 543,281 shares of common stock. The exercise price of the over-allotment option was $53.0112 per share. On August 1, 2026, the option expired unexercised.
Note 9. Stock-based Compensation
As of September 30, 2026, the Company maintains five equity incentive plans: its Amended and Restated 2015 Stock Plan (the “2015 Plan”), the Sense Photonics, Inc. 2017 Equity Incentive Plan (the “Sense Plan”), the Velodyne Lidar, Inc. 2020 Equity Incentive Plan (the “Velodyne Plan”), its 2021 Incentive Award Plan (the “2021 Plan”) and its Amended and Restated 2022 Employee Stock Purchase Plan (the “2022 ESPP” and, collectively with the 2015 Plan, the Sense Plan, the Velodyne Plan and the 2021 Plan, the “Plans”).
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
During the nine months ended September 30, 2026, there were 98,430 shares of common stock issued under the 2022 ESPP.
The stock-based compensation expense for the 2022 ESPP is based on the estimated grant date fair value utilizing the Black-Scholes option valuation model of the 2022 ESPP shares and the number of shares that can be purchased as of the grant date, which is recognized as expense on a straight line expense attribution method over the length of an offering period.
Stock Options
Stock option activity for the nine months ended September 30, 2026 was as follows:

	Number of Shares Underlying Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding—December 31, 2025	1,710,622	$7.69	4.72	$24,142
Options exercised	(557,233)	6.80
Outstanding—September 30, 2026	1,153,389	$8.12	3.96	$37,270
Vested —September 30, 2026	1,153,389	$8.12	3.96	$37,270
Exercisable—September 30, 2026	1,153,389	$8.12	3.96	$37,270
The following table summarizes information about stock options outstanding and exercisable at September 30, 2026.

	Options Outstanding		Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life (Years)
$1.85	145,876	3.79	145,876
$2.13	461,616	4.00	461,616
$14.22	536,688	4.00	536,688
$52.40	9,209	2.99	9,209
	1,153,389		1,153,389
As of September 30, 2026, there was no remaining unamortized stock-based compensation expense related to unvested stock options.
Restricted Stock Units
A summary of RSU activity for the nine months ended September 30, 2026 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value (per share)
Unvested—December 31, 2025	4,085,075	$12.02
Granted	2,614,113	27.70
Canceled	(284,594)	16.65
Vested	(2,274,417)	12.65
Unvested—September 30, 2026	4,140,177	$21.26
Stock-based compensation expense is recognized on a straight-line basis over the vesting period of each award of RSUs. As of September 30, 2026, total compensation expense related to unvested RSUs granted to employees, but not yet recognized, was $80.2 million, with a weighted-average remaining vesting period of 2.1 years. RSUs settle into shares of common stock upon vesting.

Stereolabs Acquisition
In connection with the acquisition of Stereolabs (Note 3), several Stereolabs key employees entered into agreements with the Company whereby these key employees are eligible to receive an aggregate of 660,005 shares of common stock subject to their continued employment with the Company. These shares are excluded from the above restricted stock units table. These shares are considered compensatory in the post-business combination periods due to the additional service requirement for these key employees. These shares are subject to a staggered lock-up arrangement lasting through a four-year period, whereby twenty-five (25%) percent will be released upon each anniversary of the completion date as long as the key employees are still employees of the Company. As of September 30, 2026, there were 660,005 unvested shares outstanding with a grant date fair value of $19.18 per share subject to future service periods. The Company recognized stock-based compensation expense of $0.8 million during the three months ended September 30, 2026, and stock-based compensation expense of $2.1 million during the nine months ended September 30, 2026, related to the 660,005 shares. As of September 30, 2026, there is $10.6 million remaining unamortized compensation expense that will be recognized over a weighted average remaining period of 3.4 years.
Additionally during the nine months ended September 30, 2026, the Company recognized $0.2 million in stock-based compensation expense related to the impact of the acceleration of Stereolabs warrants that vested at the close of the Stereolabs acquisition.
Stock-Based Compensation Expense
The Company recognized stock-based compensation expense for all share-based awards in the unaudited condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$1,276	$1,618	$3,497	$4,553
Research and development	4,554	5,583	11,502	16,191
Sales and marketing	1,199	1,285	3,142	4,124
General and administrative	4,457	3,343	12,224	8,685
Total stock-based compensation	$11,486	$11,829	$30,365	$33,553
The following table summarizes stock-based compensation expense by award type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
RSUs	$10,337	$10,834	$27,005	$30,138
Employee stock purchase plan	351	221	1,089	852
RSAs	—	774	—	2,563
Stereolabs post‑combination compensation expense	798	—	2,271	—
Total stock-based compensation	$11,486	$11,829	$30,365	$33,553
Note 10. Net Loss Per Common Share
The following table sets forth the computation of basic and diluted net loss per common share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(14,156)	$(21,733)	$(49,735)	$(64,362)
Denominator:
Weighted average shares used to compute basic and diluted net loss per share	71,470,107	57,976,375	66,243,791	54,997,009
Net loss per common share—basic and diluted	$(0.20)	$(0.37)	$(0.75)	$(1.17)
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

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	September 30,
	2026	2025
Options to purchase common stock	1,153,389	1,710,622
Public and private common stock warrants	3,290,094	4,871,960
Restricted Stock Units	4,140,177	4,669,259
Shares issued to Stereolabs employees and subject to vesting	660,005	—
Share purchase rights under the ESPP	176,934	322,375
Total	9,420,599	11,574,216
Note 11. Income Taxes
The Company’s income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in the quarter. The income tax benefit for the three months ended September 30, 2026 was $0.7 million. The income tax benefit for the nine months ended September 30, 2026 was not significant. The income tax provision for the nine months ended September 30, 2026 includes $0.9 million of discrete items primarily related to withholding taxes on sales to customers. Discrete items for the three months ended September 30, 2026, were not significant. The income tax provision for the three months ended September 30, 2025 was $0.1 million and the income tax benefit for the nine months ended September 30, 2025 was $3.3 million, respectively. The income tax benefit recorded for the nine months ended September 30, 2025 primarily related to the resolution of an IRS examination of the Company’s 2017 and 2018 tax years offset by income taxes for its foreign operations.
The Company’s effective tax rate was 4.8% and 0.1% for the three and nine months ended September 30, 2026, respectively, and (0.3)% and 4.9% for the three and nine months ended September 30, 2025. The Company’s effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on the deferred tax assets as it is more likely than not that some, or all, of the Company’s deferred tax assets will not be realized. We continue to maintain a full valuation allowance against our U.S. Federal, state and certain foreign deferred tax assets, excluding specific balances related to the Stereolabs acquisition.
Note 12. Revenue
The majority of the Company’s revenue is recognized at the point in time when the customer obtains control of the respective lidar sensors, cameras and AI compute systems. Revenue recognized over time is immaterial to total revenue recognized for any given period.
Revenue for all periods presented includes patent royalty revenues generated from long-term intellectual property (“IP”) license agreements primarily in the Asia and Pacific region. Patent royalty for the three months ended September 30, 2026 was $3.3 million. Patent royalty revenue for the three months ended September 30, 2025, was not significant. Revenue for the nine months ended September 30, 2026 and 2025, respectively, includes patent royalty revenues in the amount of $5.5 million and $1.6 million. The Company also expects to record future revenue from these agreements as it satisfies its performance obligations.
The following table presents total revenues by geographic area based on the location products were shipped to and services provided (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Americas	$34,765	$26,348	$102,990	$66,312
Asia and Pacific	15,307	7,455	35,863	26,092
Europe, Middle East and Africa	9,253	5,722	23,676	14,802
Total	$59,325	$39,525	$162,529	$107,206

Countries that accounted for more than 10% of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	55%	65%	56%	60%
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
Unbilled receivables
A receivable for multi-year licensing services is generally recorded upon invoicing. A receivable for multi-year license agreements is recorded upon delivery, whether or not invoiced, to the extent the Company has an unconditional right to receive payment in the future related to those licenses. As of September 30, 2026, the current portion of these unbilled receivables in the amount of $6.4 million, primarily consisting of unbilled receivables from multi-year license contracts, is included in “Accounts receivable, net” on the unaudited condensed consolidated balance sheet.
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

	September 30, 2026	December 31, 2025

Contract assets, current	$1,308	$937
Contract assets, non-current portion	281	281
Total contract assets	$1,589	$1,218

Contract liabilities, current
Deferred revenues from multi-year licensing agreements	$133	$133
Other contract liabilities	10,251	20,572

Contract liabilities, non-current portion
Deferred revenues from multi-year licensing agreements	$316	$429
Other contract liabilities	3,524	2,677
Total contract liabilities	$14,224	$23,811

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
Other contract liabilities primarily relate to a multi-year contract entered in 2023 with a customer to sell the Company’s products. During the three and nine months ended September 30, 2026, respectively, the Company recognized $5.4 million and $11.6 million in revenue associated with this contract from other contract liabilities. As of September 30, 2026, $0.9 million remained deferred until a future product delivery date.
The following table provides information about contract liabilities (remaining performance obligations) and the significant changes in the balances (in thousands):

	Nine Months Ended September 30,
	2026	2025
Beginning balance	$23,811	$36,889
Net revenue deferred in the period	7,907	5,984
Contract liabilities acquired in the Stereolabs acquisition	2,279	—
Revenue recognized that was included in the contract liability balance at the beginning of the period	(19,773)	(10,358)
Ending balance	$14,224	$32,515
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
The following table reflects the significant expenses of our reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenue	$59,325	$39,525	$162,529	$107,206
Less(1):
Product manufacturing costs	26,352	17,617	74,268	48,829
Stock based compensation and amortization expense	2,415	2,085	6,625	5,938
Other costs(2)	5,299	3,164	8,854	6,455
Research and development	18,563	17,777	53,986	49,909
Sales and marketing	9,641	7,441	26,667	20,842
General and administrative	16,315	15,692	50,646	50,136
Total other income, net	(4,385)	(2,590)	(8,740)	(7,192)
Provision for (benefit from) income tax expense	(719)	72	(42)	(3,349)
Net loss	$(14,156)	$(21,733)	$(49,735)	$(64,362)
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2) Other costs primarily includes inventory excess and obsolescence, scrap, warranty, freight and other cost of revenue items. Amounts for the nine months ended September 30, 2026, include $5.4 million of import duty refunds. (See Note 2.)

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
Average Selling Prices (“ASPs”), Product Costs and Margins. Our product costs and gross margins depend largely on the volumes of sensors shipped, the mix of existing and new products sold and the number and variety of solutions we provide to our customers. We expect that our selling prices will vary by target end market and application due to market-specific supply and demand dynamics. We expect to continue to experience some downward pressure on prices from signing anticipated large multi-year agreements in the near term with multi-year negotiated pricing. We expect that these customer-specific selling price fluctuations combined with our volume-driven product costs may drive fluctuations in revenue and gross margins on a quarterly basis. In addition, we expect that the current uncertainty surrounding U.S. trade relationships may impact our future product costs and margins, particularly to the extent there are significant tariffs or trade restrictions imposed on goods imported from Thailand, Canada, Taiwan or China that are used in our products. We may be able to offset or avoid such costs in full. In addition, our contractual arrangements generally provide that our customers will pay the costs of tariffs. These costs could impact customer demand and adoption as described above under “Customers’ Sales Volumes.”
Competition. Lidar is an emerging technology, and there are many competitors for this growing market which has created downward pressure on our ASPs. Absent the introduction of new technology, we expect this pressure to continue to push our ASPs lower in the coming years. However, we believe that because of the simplicity of our digital lidar technology, the increasing capabilities of our software solutions, the value of a complete end-to-end sensing and perception platform, and efficiencies created by our established manufacturing partnerships and suppliers, including Benchmark and Fabrinet,we are well-positioned to scale a set of differentiated offerings that allows us to sustain and potentially increase our gross margins and mitigate pricing pressure over time.
Continued Investment and Innovation. We believe that we are a leading 3D sensing provider. Our financial performance is significantly dependent on our ability to maintain this leading position, which is further dependent on the investments we make in research and development. We believe it is essential that we continue to identify and respond to rapidly evolving customer requirements, including successfully progressing our sensing and perception platform roadmap and developing technologies that will enhance the operating performance of our products. We recently announced our Rev8 family of products. Our “Chronos” chip has been fabricated by our foundry partner and is now undergoing in-house testing. If we fail to continue our innovation, our market position and revenue may be adversely affected, and our investments in that area will not be recovered.

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
We continue to monitor the impact of tariff and trade policy actions taken by the United States and foreign governments on our supply chain. During the nine months ended September 30, 2026, the Company received cash refunds in the amount of $5.4 million plus interest relating to IEEPA import duties. We continue to review the potential impact of the global duty, tariff and value-added tax landscape on the Company and any available mitigation strategies.
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
Income Taxes
Our income tax provision consists of federal, state and foreign current and deferred income taxes. Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items arising in the quarter. Our effective tax rate differs from the U.S. statutory tax rate primarily due to valuation allowances on deferred tax assets as it is more likely than not that some, or all, of our deferred tax assets will not be realized. We continue to maintain a full valuation allowance against our U.S. Federal, state and certain foreign deferred tax assets, excluding specific balances related to the Stereolabs acquisition. The income tax benefit for the three months ended September 30, 2026 was $0.7 million.The income tax benefit for the nine months ended September 30, 2026 was not significant. The income tax provision for the nine months ended September 30, 2026 includes $0.9 million of discrete items primarily related to withholding taxes on sales to customers. Discrete items for the three months ended September 30, 2026, were not significant. The income tax provisions for the three months ended September 30, 2025 was $0.1 million. The income tax benefit for the nine months ended September 30, 2025 was $3.3 million and is primarily related to the resolution of an IRS examination of the Company’s 2017 and 2018 tax years offset by income taxes for its foreign operations.
Results of Operations:
The results of operations presented below should be reviewed in conjunction with the unaudited condensed consolidated financial statements and notes included elsewhere in this Quarterly Report. The following table sets forth our unaudited condensed consolidated results of operations data for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenue:
Product revenue	$56,032	$39,487	$157,026	$105,607
Royalties	3,293	38	5,503	1,599
Total revenue	59,325	39,525	162,529	107,206
Cost of revenue(1)	34,066	22,866	89,747	61,222
Gross profit	25,259	16,659	72,782	45,984
Operating expenses(1):
Research and development	18,563	17,777	53,986	49,909
Sales and marketing	9,641	7,441	26,667	20,842
General and administrative	16,315	15,692	50,646	50,136
Total operating expenses	44,519	40,910	131,299	120,887
Loss from operations	(19,260)	(24,251)	(58,517)	(74,903)
Other income (expense):
Interest income	4,159	2,414	8,603	6,739
Other income (expense), net	226	176	137	453
Total other income, net	4,385	2,590	8,740	7,192
Loss before income taxes	(14,875)	(21,661)	(49,777)	(67,711)
Provision for (benefit from) income tax expense	(719)	72	(42)	(3,349)
Net loss	$(14,156)	$(21,733)	$(49,735)	$(64,362)

The following table sets forth the components of our unaudited condensed consolidated statements of operations and comprehensive loss data as a percentage of total revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(% of total revenue)
Revenue:
Product revenue	94%	100%	97%	99%
Royalties	6	—	3	1
Total revenue	100	100	100	100
Cost of revenue(1)	57	58	55	57
Gross profit	43	42	45	43
Operating expenses (1)
Research and development	31	45	33	47
Sales and marketing	16	19	16	19
General and administrative	28	40	31	47
Total operating expenses	75	104	81	113
Loss from operations	(32)	(62)	(36)	(70)
Other income (expense):
Interest income	7	6	5	6
Other income (expense), net	—	—	—	—
Total other income, net	7	6	5	6
Loss before income taxes	(25)	(56)	(31)	(64)
Provision for (benefit from) income tax expense	(1)	—	—	(3)
Net loss	(24)%	(56)%	(31)%	(61)%
(1) Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$1,276	$1,618	$3,497	$4,553
Research and development	4,554	5,583	11,502	16,191
Sales and marketing	1,199	1,285	3,142	4,124
General and administrative	4,457	3,343	12,224	8,685
Total stock-based compensation	$11,486	$11,829	$30,365	$33,553

Comparison of the three months ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,		Change	Change
	2026	2025	$	%
	(dollars in thousands)
Revenue by geographic location:
Americas	$34,765	$26,348	$8,417	32%
Asia and Pacific	15,307	7,455	7,852	105
Europe, Middle East and Africa	9,253	5,722	3,531	62
Total	$59,325	$39,525	$19,800	50%
Revenue
Revenue increased by $19.8 million or 50%, to $59.3 million for the three months ended September 30, 2026 from $39.5 million for the comparable period in the prior year. The increase in revenue was primarily driven by the inclusion of revenue from products acquired through the Stereolabs acquisition, for which there was no comparable revenue contribution in the prior-year period. as well as increased sensor volumes as customers increased their purchase levels compared to the prior year period, offset in part by decreased ASPs.
We recorded $3.3 million in patent royalty revenue for the three months ended September 30, 2026. Patent royalty revenue for the three months ended September 30, 2025, was not significant.
Cost of Revenue

	Three Months Ended September 30,		Change	Change
	2026	2025	$	%
	(dollars in thousands)
Cost of revenue	$34,066	$22,866	$11,200	49%
Cost of revenue increased by $11.2 million, or 49%, to $34.1 million for the three months ended September 30, 2026 from $22.9 million for the comparable period in the prior year. The increase in cost of revenue was primarily attributable to higher shipments, the inclusion of manufacturing costs from our recently-acquired subsidiary, Stereolabs, higher amortization costs from acquired intangible assets and higher excess and obsolete inventory charges.
Gross margin of 43% for the three months ended September 30, 2026 was relatively flat compared to 42% in the prior year period.
Operating Expenses

	Three Months Ended September 30,		Change	Change
	2026	2025	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$18,563	$17,777	$786	4%
Sales and marketing	9,641	7,441	2,200	30
General and administrative	16,315	15,692	623	4
Total operating expenses	$44,519	$40,910	$3,609	9%
Research and Development
Research and development expenses increased by $0.8 million, or 4%, to $18.6 million for the three months ended September 30, 2026 from $17.8 million for the comparable period in the prior year. The increase was primarily attributable to the inclusion of Stereolabs and the increase in compensation expenses for employees engaged in research and product development function, higher depreciation and higher software-related expenses, offset in part by lower prototype materials, lower stock compensation expense and the reversal of an accrual related to the resolution of a sales tax audit.

Sales and Marketing
Sales and marketing expenses increased by $2.2 million, or 30%, to $9.6 million for the three months ended September 30, 2026 from $7.4 million for the comparable period in the prior year. The increase was primarily attributable to the inclusion of Stereolabs, the increase in the amortization of acquisition-related intangible assets, and costs associated with the launch of the Rev8 OS family of digital lidar sensors offset in part by lower stock compensation expense.
General and Administrative
General and administrative expenses increased by $0.6 million, or 4%, to $16.3 million for the three months ended September 30, 2026 from $15.7 million for the comparable period in the prior year. The increase was primarily attributable to integration costs associated with the Stereolabs acquisition, higher software-related expenses and increased stock compensation expense offset in part by lower litigation and settlement activities, and lower transactions costs associated with the Stereolabs acquisition.
Interest Income and Other Income (Expense), Net

	Three Months Ended September 30,		Change	Change
	2026	2025	$	%
	(dollars in thousands)
Interest income	$4,159	$2,414	$1,745	72%
Other income (expense), net	226	176	50	28
Total interest income and other income (expense), net	$4,385	$2,590	$1,795	69%
The year-over-year change in interest income is primarily due to a higher average investment balance during the three months ended September 30, 2026.
Income Taxes
We were subject to income taxes in the United States and miscellaneous foreign jurisdictions for the three months ended September 30, 2026 and 2025. The Company’s income tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items arising in the quarter.
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
The income tax benefit for the three months ended September 30, 2026 was $0.7 million primarily related to income taxes from our Stereolabs operations. For the three months ended September 30, 2025, the Company recorded an income tax provision of $0.1 million primarily related to income taxes for its foreign operations.
Comparison of the nine months ended September 30, 2026 and 2025
Revenue

	Nine Months Ended September 30,		Change	Change
	2026	2025	$	%
	(dollars in thousands)
Revenue by geographic location:
Americas	$102,990	$66,312	$36,678	55%
Asia and Pacific	35,863	26,092	9,771	37
Europe, Middle East and Africa	23,676	14,802	8,874	60
Total	$162,529	$107,206	$55,323	52%

Revenue
Revenue increased by $55.3 million, or 52%, to $162.5 million for the nine months ended September 30, 2026, from $107.2 million for the comparable period in the prior year. The increase in revenue was primarily driven by increased sensor volumes as customers increased their purchase levels compared to the prior year period, offset in part by decreased ASPs. The increase was also attributable, in part, to the inclusion of revenue from products acquired through the Stereolabs acquisition, for which there was no comparable revenue contribution in the prior-year period.
We recorded $5.5 million and $1.6 million, respectively in patent royalty revenue for the nine months ended September 30, 2026 and nine months ended September 30, 2025.
Cost of Revenue

	Nine Months Ended September 30,		Change	Change
	2026	2025	$	%
	(dollars in thousands)
Cost of revenue	$89,747	$61,222	$28,525	47%
Cost of revenue increased by $28.5 million, or 47%, to $89.7 million for the nine months ended September 30, 2026 from $61.2 million for the comparable period in the prior year. The increase in cost of revenue was primarily attributable to higher product shipments, the inclusion of manufacturing costs from our recently-acquired subsidiary, Stereolabs, higher amortization costs from acquired intangible assets and higher excess and obsolete inventory charges, partially offset by IEEPA import duty refunds. Cost of revenue for the nine months ended September 30, 2026 included a $5.4 million cost reduction associated with IEEPA import duty refunds. Cost of revenue for the nine months ended September 30, 2025 included a $1.7 million cost reduction associated with the employee retention credit (“ERC”) that was received during the period. See Note 2. Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for a discussion of the ERC.
Gross margin of 45% for the nine months ended September 30, 2026 was relatively flat compared to 43% in the prior year period.
Operating Expenses

	Nine Months Ended September 30,		Change	Change
	2026	2025	$	%
	(dollars in thousands)
Operating expenses:
Research and development	$53,986	$49,909	$4,077	8%
Sales and marketing	26,667	20,842	5,825	28
General and administrative	50,646	50,136	510	1
Total operating expenses	$131,299	$120,887	$10,412	9%
Research and Development
Research and development expenses increased by $4.1 million, or 8%, to $54.0 million for the nine months ended September 30, 2026 from $49.9 million for the comparable period in the prior year. The increase is primarily attributable to the inclusion of Stereolabs, the Company’s continuing investment in the research and development of new product offerings, and higher salaries and wages, higher depreciation and higher software-related expenses, offset in part by lower prototype materials expense, lower stock compensation expense and the reversal of an accrual related to the resolution of a sales tax audit. Additionally, in the nine months ended September 30, 2025, the Company recognized $2.2 million in benefits resulting from an ERC as a reduction to research and development expenses.

Sales and Marketing
Sales and marketing expenses increased by $5.8 million, or 28%, to $26.7 million for the nine months ended September 30, 2026 from $20.8 million for the comparable period in the prior year. The increase was primarily attributable to the inclusion of Stereolabs and the increase in the amortization of acquisition-related intangible assets, and costs associated with the launch of the Rev8 OS family of digital lidar sensors, offset in part by lower stock compensation and commission expenses. Additionally, in the nine months ended September 30, 2025, the Company recognized $0.7 million benefits that were received resulting from an ERC as a reduction to the sales and marketing expenses.
General and Administrative
General and administrative expenses increased by $0.5 million to $50.6 million for the nine months ended September 30, 2026 from $50.1 million for the comparable period in the prior year. The increase was primarily attributable to integration costs associated with the Stereolabs acquisition, higher software-related expenses and higher stock compensation expense, offset in part by lower litigation and settlement activities and the reversal of an accrual related to the resolution of a sales tax audit. Additionally, in the nine months ended September 30, 2025, the Company recognized $0.8 million ERC benefits, that were received as a reduction to the general and administrative expenses.
Interest Income and Other Income (Expense), Net

	Nine Months Ended September 30,		Change	Change
	2026	2025	$	%
	(dollars in thousands)
Interest income	$8,603	$6,739	$1,864	28%
Other income (expense), net	137	453	(316)	(70)
Total interest income and other income (expense), net	8,740	7,192	1,548	22
The year-over-year interest income earned increased due to higher cash and short-term invested balances offset by lower average rate of interest earned on held balances. During the nine months ended September 30, 2026, the Company recognized $0.6 million interest income earned on an IRS income tax refund received during the period and $0.2 million interest income earned on IEEPA import duty refunds. During the nine months ended September 30, 2025, the Company recognized $0.8 million in interest income earned on a delayed IRS payment related to ERC claims.
Other income (expense), net was not material for the nine months ended September 30, 2026 and 2025.
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
The tax benefit for the nine months ended September 30, 2026, was not significant. The tax benefit was reduced by $0.9 million of discrete items primarily related to withholding taxes on sales to customers. For the nine months ended September 30, 2025, the Company recorded an income tax benefit of $3.3 million primarily related to the resolution of the Company’s IRS examination of its 2017 and 2018 tax years offset by income taxes for its foreign operations.
Liquidity and Capital Resources
Our principal sources of liquidity have been our cash and cash equivalents and short-term investments, cash generated from sales of our products, and sales of common stock.
Our primary requirements for liquidity and capital are to finance working capital, inventory management, capital expenditures and general corporate purposes. We expect these needs to continue as we develop and grow our business.
As of September 30, 2026, we had an accumulated deficit of $1.0 billion and cash, cash equivalents, restricted cash and short-term investments of $421.2 million. Management believes that our existing sources of liquidity will be sufficient to fund our operations for at least twelve months from the date of this Quarterly Report.

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
During the nine months ended September 30, 2026, 3,649,000 shares of common stock were sold under the ATM Agreement at a weighted-average sales price of $27.40 per share, resulting in cumulative gross proceeds to the Company totaling approximately $100.0 million before deducting offering costs, sales commissions and fees. Cumulative net proceeds to the Company totaled approximately $98.0 million after deducting offering costs, sales commissions and fees. We plan to use the net proceeds from this offering for working capital and general corporate purposes. As of September 30, 2026, the ATM offering is complete and there are no remaining funds available under the ATM Agreement.
July 2026 Offering
On July 2, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Northland Securities, Inc. as underwriter (the “Underwriter”), pursuant to which the Company issued and sold on July 6, 2026 an aggregate of 3,621,876 shares of common stock to the Underwriter (the “Offering”). The price to the public in the Offering was $55.22 per share. The Company received net proceeds of approximately $191.8 million, after deducting the Underwriter’s discounts, commissions, and fees.Additionally, under the terms of the Underwriting Agreement, the Company granted the Underwriter a 30-day option, solely for the purpose of covering over-allotments, if any, to purchase up to an additional 543,281 shares of common stock. On August 1, 2026, the option expired unexercised.
Material Cash Requirements
We are a party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the unaudited condensed consolidated balance sheet as of September 30, 2026, while others are considered future commitments. Our contractual obligations primarily consist of non-cancelable purchase commitments with various parties to purchase goods or services, primarily inventory, entered into in the normal course of business and operating leases. For information regarding our other contractual obligations, refer to Note 7. Commitments and Contingencies to our unaudited condensed consolidated financial statements included in this Quarterly Report as well as Note 7. Leases and Note 8. Commitments and Contingencies Part II, Item 8 of our 2025 Annual Report.

Cash Flow Summary
The following table summarizes our cash flows from continuing operations for the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(49,388)	$(24,530)
Investing activities	$(226,174)	$(31,567)
Financing activities	$295,916	$97,328
Operating Activities
During the nine months ended September 30, 2026, operating activities used $49.4 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $49.7 million, offset by our non-cash charges of $41.4 million, primarily consisting of depreciation and amortization of $9.7 million, stock-based compensation of $30.4 million, amortization of right-of-use asset of $2.5 million, partially offset by accretion on short-term investments of $2.7 million. The changes in our operating assets and liabilities of $41.1 million were primarily due to an increase in accounts receivable of $6.8 million, increase in inventory of $11.0 million, an increase in prepaid expenses and other assets of $6.4 million, an increase in accounts payable of $1.4 million, a decrease in accrued and other liabilities of $3.6 million, a decrease in contract liabilities of $11.9 million and decrease in operating lease liability of $2.9 million.
During the nine months ended September 30, 2025, operating activities used $24.5 million in cash. The primary factors affecting our operating cash flows during this period were our net loss of $64.4 million, offset by our non-cash charges of $42.4 million, primarily consisting of depreciation and amortization of $5.7 million, stock-based compensation of $33.6 million and amortization of right-of-use asset of $3.9 million, partially offset by accretion or amortization on short-term investments of $2.4 million. The changes in our operating assets and liabilities of $2.5 million were primarily due to an increase in accounts receivable of $2.9 million, a decrease in inventory of $0.5 million, an increase in prepaid expenses and other assets of $5.9 million, an increase in accounts payable of $9.2 million, an increase in accrued and other liabilities of $6.1 million, a decrease in contract liabilities of $4.4 million and decrease in operating lease liability of $5.0 million.
Investing Activities
During the nine months ended September 30, 2026, cash used by investing activities was $226.2 million, consisting primarily of $315.6 million purchases of short-term investments and $27.5 million used for the acquisition of Stereolabs, net of cash acquired, partially offset by $127.7 million in proceeds from the sale and maturities of short-term investments.
During the nine months ended September 30, 2025, cash used by investing activities was $31.6 million, consisting primarily of purchases of short-term investments of $118.4 million, partially offset by $90.0 million proceeds from sales and maturities of short-term investments.
Financing Activities
During the nine months ended September 30, 2026, cash provided by financing activities of $295.9 million was primarily related to the issuance of $191.8 million in common stock from the Underwriting Agreement and $98.0 million in common stock under the ATM Agreement.
During the nine months ended September 30, 2025, cash provided by financing activities was $97.3 million, primarily from the issuance of common stock under the Former ATM Agreement.

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
Interest Rate Risk
As of September 30, 2026, we had cash and cash equivalents, restricted cash and short-term investments of $421.2 million, of which $56.6 million consisted of institutional money market funds, $180.3 million consisted of commercial paper, and $160.6 million consisted of corporate debt securities, all of which carries a degree of interest rate risk. The primary goals of our investment policy are liquidity and capital preservation. We do not enter into investments for trading or speculative purposes.
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
As of September 30, 2026, we had no debt outstanding and therefore are not exposed to interest rate risk with respect to debt.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Adoption of Severance Plan
On October 29, 2026, the board of directors of the Company adopted and approved the Ouster, Inc. Executive Change in Control and Severance Plan (the “Severance Plan”), effective October 29, 2026, pursuant to which certain of the Company’s executives, including the Company’s named executive officers Angus Pacala, the Company’s Chief Executive Officer; Kenneth P. Gianella, the Company’s Chief Financial Officer; and Mark Frichtl, the Company’s Chief Technology Officer, may elect to participate and become eligible to receive certain benefits in the event of certain qualifying terminations. The Severance Plan provides for severance payments and benefits in the event the executive’s employment with the Company is terminated by the Company without Cause or the executive resigns for Good Reason (each as defined in the Severance Plan and each a “Covered Termination”), as follows: (i) the continued payment of the executive’s base salary for a period of 12 months, (ii) a pro-rated annual bonus payable based on actual performance at the same time annual bonuses are paid to other executives and (iii) Company-paid COBRA premiums for up to 12 months.
In lieu of the foregoing severance payments and benefits, in the event the executive experiences a Covered Termination within the 3-month period preceding and the 12-month period following a Change in Control (as defined in the Severance Plan) the executive will be eligible to receive the following: (i) a cash severance payment equal to 150% (200% with respect to the Company’s Chief Executive Officer) of the executive’s base salary and 100% of the executive’s target annual bonus; (ii) Company-paid COBRA premiums for up to 18 months (up to 24 months with respect to the Company’s Chief Executive Officer); and (iii) full vesting acceleration of equity awards subject to time-based vesting and vesting acceleration of equity awards subject to performance-based vesting with performance deemed achieved at the “target” level.
The receipt of any benefits under the Severance Plan is subject to the executive timely executing and not revoking a general release of claims against the Company and its affiliates.
As a condition to participation in the Severance Plan, executives are required to execute a participation agreement (the “Participation Agreement”), which supersedes any pre-existing severance protection.
The foregoing descriptions of the Severance Plan and Participation Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Severance Plan and Participation Agreement, copies of which are attached as Exhibits 10.1 and 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference..

(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider trading arrangements and policies.
On August 15, 2026, Cyrille Jacquemet, the Company’s Chief Revenue Officer, executed a Rule 10b5-1 instruction letter that constitutes a “Rule 10b5-1 trading arrangement” intended to satisfy the affirmative defense of Rule 10b5-1(c)(1) of the Exchange Act, providing for the sale of the number of shares necessary to satisfy his tax withholding obligations upon the future settlement of all restricted stock units or vesting of restricted stock granted to Mr. Jacquemet. The instruction letter becomes effective on November 14, 2026 and does not include a termination date.
On August 17, 2026, Darien Spencer, the Company's Chief Operating Officer, modified the "Rule 10b5-1 trading arrangement" (as defined in Item 408(a) of Regulation S-K) that he adopted on November 18, 2025, as previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The prior arrangement provided for the periodic sale of up to 323,918 shares of common stock between April 16, 2026 and November 18, 2027. Pursuant to Rule 10b5-1(c)(1)(iv) under the Exchange Act, the modification constituted a termination of the prior arrangement and the adoption of a new Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c). The modified arrangement provides for the periodic sale of up to 235,836 shares of common stock between December 15, 2026 and August 17, 2028.
On August 24, 2026, Stephen Skaggs, a member of the Company’s Board of Directors, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K. The plan provides for the periodic sale of up to 18,803 shares of common stock between January 4, 2027 and February 21, 2028.
On September 4, 2026, Kenneth Gianella, the Company’s Chief Financial Officer, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K. The plan provides for the periodic sale of up to 40,000 shares of common stock between March 15, 2027 and September 3, 2027.
On September 16, 2026, Cyrille Jacquemet, the Company’s Chief Revenue Officer, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K. The plan provides for the periodic sale of up to 36,280 shares of common stock between December 16, 2026 and September 15, 2027.
Other than as described above, during the three months ended September 30, 2026, no director or officer of the Company, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference

		Form	File No.	Exhibit	Filing Date	Filed/ Furnished herewith
3.1	Certificate of Incorporation of Ouster, Inc.	S-4 POS	333-251611	3.1	3/10/2021
3.2	Certificate of Amendment to Certificate of Incorporation of Ouster, Inc.	8-K	001-39463	3.1	4/20/2023
3.3	Second Amended and Restated Bylaws of Ouster, Inc. (effective as of April 18, 2024)	8-K	001-39463	3.1	4/22/2024
3.4	Certificate of Amendment to Certificate of Incorporation of Ouster, Inc.	8-K	001-39463	3.1	6/18/2026
4.1	Warrant to Purchase Common Stock of Velodyne Lidar, Inc., by and between Velodyne Lidar, Inc. and Amazon.com NV Investment Holdings LLC, dated as of February 4, 2022	8-K	001-38703	4.1	2/7/2022
10.1	Ouster, Inc. Executive Change in Control and Severance Plan, Effective October 29, 2026.					*
10.2	Form of Participation Agreement for the Executive Change in Control and Severance Plan.					*
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
____________

*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ouster, Inc.
Date: November 3, 2026	By:	/s/ Kenneth P. Gianella
	Name:	Kenneth P. Gianella
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)